Form 10-Q
period 1995-03-31
FIRST PULASKI NATIONAL CORP
filed 1995-05-15
CIK 354706

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      March 31, 1995
                                  ------------------------------------------


    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   -------------------  --------------------

                         Commission File Number 0-10974
                                                -------

                       FIRST PULASKI NATIONAL CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    Tennessee                                            62-1110294
    ------------------------------------------------------------------------
    (State or other jurisdiction                         (IRS Employer
    of incorporation)                                    Identification No.)


    206 South First Street, Pulaski, Tennessee           38478
    ------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number:                        615-363-2585
                                                       ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
    days.  Yes    X   .  No        .
               -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

          Common Stock, $1.00 par value -- 304,983 Shares Outstanding


                               PAGE 1 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                                                    March 31,   December 31,
                                                      1995         1994
                                                  ------------ ------------
      ASSETS
      ------
    Cash and due from banks                        $10,157,765   $8,783,095
    Federal funds sold                              17,525,449    1,525,929
                                                  ------------ ------------
      Cash and cash equivalents                     27,683,214   10,309,024
    Securities available for sale                   42,101,848   47,012,477
    Securities held to maturity                     13,979,620   15,446,504
    Net loans and leases                           137,953,959  134,346,992
    Bank premises and equipment                      7,308,259    7,035,901
    Accrued interest receivable                      2,338,473    2,347,930
    Prepayments and other assets                     2,349,187    2,417,617
    Other real estate owned                            179,787      185,570
                                                  ------------ ------------
      TOTAL ASSETS                                $233,894,347 $219,102,015
                                                  ============ ============
      LIABILITIES
      -----------
    Deposits
      Non-interest bearing balances                $27,147,627  $26,374,760
      Interest bearing balances                    175,984,725  163,294,365
                                                  ------------ ------------
                                                   203,132,352  189,669,125
    Other borrowed funds                             1,139,466    1,160,584
    Accrued taxes                                      405,581       58,434
    Accrued interest on deposits                     1,064,562      969,657
    Accrued profit sharing expense                     101,044      111,234
    Other liabilities                                  106,270       83,955
                                                  ------------ ------------
      TOTAL LIABILITIES                            205,949,275  192,052,989
                                                  ------------ ------------
      STOCKHOLDERS' EQUITY
      --------------------
    Common Stock, $1.00 par; authorized 1,800,000
      shares; 304,983 and 304,910 shares issued
      and outstanding, respectively                    304,983      304,910
    Capital Surplus                                  5,729,663    5,720,392
    Retained Earnings                               22,298,478   21,869,084
    Unrealized (losses) on securities                 (388,052)    (845,360)
                                                  ------------ ------------
      TOTAL STOCKHOLDERS' EQUITY                    27,945,072   27,049,026
                                                  ------------ ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $233,894,347 $219,102,015
                                                  ============ ============


                               PAGE 2 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                     For Three Months Ended
                                                            March 31,

                                                        1995         1994
                                                        ----         ----

    INTEREST INCOME:
         Loans, including fees                      $3,522,279   $2,896,037
         Investment securities                         900,017      964,738
         Deposits                                            0       13,566
         Federal funds sold                            143,264       93,442
                                                    ----------   ----------
              TOTAL INTEREST INCOME                  4,565,560    3,967,783

    INTEREST EXPENSE:
         Interest on deposits:
            NOW accounts                               120,366      118,825
            Savings and MMDA accounts                  204,169      198,689
            Time                                     1,481,688    1,031,433
         Notes payable                                  17,159        2,965
                                                    ----------   ----------
              TOTAL INTEREST EXPENSE                 1,823,382    1,351,912
                                                    ----------   ----------

              NET INTEREST INCOME                    2,742,178    2,615,871

    Provision for loan losses                           41,437       30,000
                                                    ----------   ----------
              NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES              2,700,741    2,585,871
                                                    ----------   ----------
    OTHER INCOME:
         Service charges on deposit accounts           324,618      341,346
         Other service charges and fees                108,064       92,645
         Security gains, net                                 0        5,268
         Other miscellaneous income                     60,866       12,937
                                                    ----------   ----------
              TOTAL OTHER INCOME                       493,548      452,196
                                                    ----------   ----------







                               PAGE 3 OF 15 PAGES


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                     For Three Months Ended
                                                            March 31,

                                                        1995         1994
                                                        ----         ----
    OTHER EXPENSES:
         Salaries and employee benefits                943,534      867,481
         Occupancy, net                                215,614      156,860
         Furniture & equipment                         173,219      105,081
         Advertising & public relations                127,342       90,995
         Other operating                               450,784      379,175
                                                    ----------   ----------
              TOTAL OTHER EXPENSES                   1,910,493    1,599,592
                                                    ----------   ----------

    Income before income taxes                      $1,283,796   $1,438,475

    Applicable income taxes                            473,173      519,545
                                                    ----------   ----------
              NET INCOME                              $810,623     $918,930
                                                    ==========   ==========



    PER SHARE DATA:

              Net income per share                       $2.66        $3.07

              Dividends per share                        $1.25        $1.25

              Number of shares                         304,967      299,799
                                                     =========    =========



                               PAGE 4 OF 15 PAGES

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

    Item 1.  Financial Statements.  (Continued)

                                      STOCKHOLDER'S EQUITY

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITE

                            For the Three Months Ended March 31, 1995


                                                      Unrealized
                                                     Gains/<Losses>
                     Common   Capital      Retained  on Securities
                      Stock   Surplus      Earnings   Net of Taxes   Total
                    -----------------------------------------------------------

Balance, Dec. 31,
     1994           $304,910  $5,720,392  $21,869,084  ($845,360)   $27,049,026

Net Income                                    810,623                   810,623

Cash Dividends                               (381,229)                 (381,229)
 ($1.25 per share)

Proceeds from
 Issuance of              73       9,271                                  9,344
 Additional Stock

Change in unrealized
 gains <losses> on
 securities,
 net of tax                                              457,308        457,308
                    --------   ---------- -----------   --------    -----------
Balance, March 31,
     1995           $304,983   $5,729,663 $22,298,478  ($388,052)   $27,945,072
                    ========   ========== ===========   ========    ===========





                               PAGE 5 OF 15 PAGES

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

    Item 1.  Financial Statements.  (Continued)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)
                                                       For Three Months Ending
                                                               March 31,
                                                          1995         1994
                                                          ----         ----
    Cash Flows From Operating Activities:
      Net Income                                        $810,623     $918,930
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
        Provision for loan losses                         41,437       30,000
        Depreciation of premises and equipment           181,525      104,096
        Amortization and accretion of investment
          securities, net                                110,780       96,908
        Security gains, net                                    0       (5,268)
        (Increase) decrease in interest receivable         9,456     (209,988)
        Increase in prepaid expenses                    (148,100)    (148,232)
        Increase in other assets                         (19,052)      (4,490)
        Increase in accrued interest payable              94,905       23,917
        Increase in accrued taxes                        186,927      403,838
        Increase (decrease) in other liabilities         175,909      (66,037)
                                                      -----------  -----------
           Net Cash From Operating Activities          1,444,410    1,143,674

    Cash Flows for Investing Activities:
        Proceeds from maturity of investment
          securities                                   8,133,333    7,404,553
        Purchase of investment securities             (1,173,709) (15,358,993)
        Decrease in interest bearing deposits            250,075            0
        Net increase in loans                         (3,651,968)  (1,435,024)
        Principal payments received under leases               0       11,858
        Capital expenditures                            (453,883)    (676,498)
        Other real estate acquired, net                    5,783      111,375
                                                      -----------  -----------
           Net Cash Used by Investing Activities       3,109,631   (9,942,729)

    Cash Flows From Financing Activities:
        Net increase in deposits                      13,463,227   11,022,760
        Cash dividends paid                             (381,229)    (375,649)
        Proceeds from issuance of common stock             9,344      216,640
        Borrowings repaid                                (21,118)      (2,082)
                                                      -----------  -----------
           Net Cash From Financing Activities         13,070,224   10,861,669
                                                      -----------  -----------

    Net Increase in Cash and Cash Equivalents         17,624,265    2,062,614

    Cash and Cash Equivalents @ Beginning of Period   10,058,949   19,727,146

                                                      -----------  -----------
    Cash and Cash Equivalents at End of Period       $27,683,214  $21,789,760
                                                      ===========  ===========

                               PAGE 6 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)


         The interim financial statements furnished under this item reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.


    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.


         The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.

         Reference is made to the report of the registrant on Form 10-KSB for the year ending December 31, 1994, which report was filed with the

    Securities and Exchange Commission on or about March 30, 1995.

         (a)  Liquidity

         Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.

         Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $13,032,056 at March 31,


                               PAGE 7 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    1995, representing 23.2 percent of the investment securities portfolio as compared to the 29.7 percent level of one year earlier.  Other sources of liquidity include federal funds sold and maturing loans.

         The registrant knows of no unusual demands, commitments, or events which could adversely impact the liquidity of the registrant.

         (b)  Capital Adequacy

         The Federal Reserve Board, the Office of the Comptroller of the

    Currency and the FDIC  have issued risk-based capital guidelines for

    U.S. banking organizations.  These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

         Under these guidelines,  total capital consists of Tier I capital

    (core capital, primarily stockholders' equity) and Tier II capital

    (supplementary capital, including certain qualifying debt instruments and the loan loss reserve).  Assets are assigned risk weights ranging from 0 percent to 100 percent depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items.  By the end of

    1992, banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital

    (Tier I plus Tier II) to total risk-weighted assets ratio of at least

    8.00 percent, and a Tier I capital to total assets ratio (leverage


                               PAGE 8 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    ratio) of at least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National

    Corporation's actual ratios at March 31, 1995 and December 31, 1994.


                                                    March 31,   December 31,
                                                       1995         1994
                                                  ------------ ------------
                                                  (in thousands of dollars)

    Tier I Capital to Risk-Weighted Assets:
      Tier I capital                                    28,333       27,894
      Risk-weighted assets                             150,392      145,033
      Tier I capital to risk-weighted assets             18.84%       19.23%
      Regulatory requirement                              4.00%        4.00%

    Total Capital to Risk-Weighted Assets:
      Total capital (Tier I plus Tier II)               30,213       29,707
      Risk-weighted assets                             150,392      145,033
      Total capital to risk-weighted assets              20.09%       20.48%
      Regulatory requirement                              8.00%        8.00%

    Tier I Capital to Total Assets (Leverage Ratio)
      Tier I capital                                    28,333       27,894
      Total assets                                     233,894      219,102
      Tier I capital to total assets                     12.11%       12.73%
      Regulatory requirement                              3.00%        3.00%

         (c)  Results of Operations

         Net income of the registrant amounted to $810,623 in the first three months of 1995.  This amounted to a decrease of $108,307, or

    11.8 percent, compared to the first three months of 1994.  The decrease in net income resulted primarily because of significant increases in other expenses despite an increase in net interest income, an increase in other income and a slight decrease in applicable income taxes.  The increase in other expenses was mainly due to the added furniture and equipment costs, increased costs of advertising and public relations,


                                PAGE 9 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    and increased personnel costs, involving both additional personnel and salary adjustments to existing employees.  The increase in net interest income was largely due to an increase in interest earned on loans,

    including fees.  Other income was up through the first three months of

    1995 as compared to the same period last year mainly because of an increase in income on other service charges and fees and miscellaneous income even though income on service charges on deposit accounts was slightly lower.

         Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

    The net interest income of the registrant for the three month period ending March 31, 1995 increased by $126,307, or 4.8 percent, as compared to the same period of 1994, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

         Income before taxes decreased by $154,679 or 10.8 percent as compared to the same period from prior year.  The decrease in applicable income taxes was $46,372, or 8.9 percent.

         On a per share basis, income was $2.66 per share based on 304,967 shares for the first three months of 1995 as compared to $3.07 per share on 299,799 shares for the first three months of 1994.




                               PAGE 10 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


         Non-performing assets at December 31, 1994 included $186 thousand in other real estate owned, $272 thousand in non-accrual loans, and

    $161 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, loans restructured but in compliance with modified terms amounted to $29 thousand.  At March 31, 1995, the corresponding figures were $180 thousand in other real estate owned,

    $256 thousand in non-accrual loans, $181 thousand in loans past due ninety days or more, and $29 thousand in loans restructured but in compliance with modified terms.  The allowance for loan losses, $2,111 thousand ($2,024 thousand at December 31, 1994), is deemed sufficient to cover potential losses in the loan portfolio.

         On January 1 of 1994, the Company adopted Statement of Financial

    Accounting Standards No. 115.  As a result of the issuance and adoption of this statement, management now classifies a majority of the investment portfolio in the available-for-sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities classified as available-

    for-sale in the forseeable future.  However, these securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or asset/liability strategy.

         On January 1, 1995, the Company adopted FASB Statements No. 114 and

    No. 118, both of which deal with accounting by creditors for impairment




                               PAGE 11 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    of loans.  No. 114 and No. 118 provide new rules for measuring impair-

    ment losses on loans.  As of the first quarter of 1995, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans.

    The adoption of these statements had no material effect on the earnings or financial condition of the Company.

         In the opinion of management, the registrant maintains a strong financial position and is optimistic that trends as reflected in the

    Form 10-Q will be sustained.





                               PAGE 12 OF 15 PAGES

                           PART II - OTHER INFORMATION
                           ---------------------------

    Item 1.  Legal Proceedings.


         The registrant and its subsidiary are involved, from time to time,

    in ordinary routine litigation incidental to the banking business.

    Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.


    Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Following the signature page of this report on Form 10-Q is an Index of Exhibits listed according to the numbers assigned to such exhibits as shown on Table II of Regulation S-K.


         (b)  No Form 8-K Reports were required to be filed during the first quarter of 1995.




                               PAGE 13 OF 15 PAGES

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the

    Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                     FIRST PULASKI NATIONAL CORPORATION




    Date:  May 12, 1995               /s/ Robert M. Curry
           ----------------          ---------------------------------------
                                     Robert M. Curry, Chairman of the Board
                                     and Chief Executive Officer


    Date:  May 12, 1995               /s/ Glen Lamar
           ----------------          ---------------------------------------
                                     Glen Lamar, Secretary/Treasurer



                               PAGE 14 OF 15 PAGES

          INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
          ------------------------------------------------------------

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995
                 ------------------------------------------------


    (11)  Statement regarding computation of per share earnings

    (27)  Financial Data Schedules


                               PAGE 15 OF 15 PAGES