Form 10-Q
period 1995-06-30
FIRST PULASKI NATIONAL CORP
filed 1995-08-14
CIK 354706

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       June 30, 1995
                                  ------------------------------------------


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

          Common Stock, $1.00 par value -- 305,633 Shares Outstanding


                               PAGE 1 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                                                     June 30,   December 31,
                                                       1995         1994
                                                  ------------ ------------
      ASSETS
      ------
    Cash and due from banks                        $11,134,967   $8,783,095
    Federal funds sold                              18,288,597    1,525,929
                                                  ------------ ------------
      Cash and cash equivalents                     29,423,564   10,309,024
    Securities available for sale                   40,372,725   47,012,477
    Securities held to maturity                     13,253,479   15,446,504
    Net loans and leases                           144,048,285  134,346,992
    Bank premises and equipment                      7,311,066    7,035,901
    Accrued interest receivable                      2,983,028    2,347,930
    Prepayments and other assets                     2,163,641    2,417,617
    Other real estate owned                            178,060      185,570
                                                  ------------ ------------
      TOTAL ASSETS                                $239,733,848 $219,102,015
                                                  ============ ============
      LIABILITIES
      -----------
    Deposits
      Non-interest bearing balances                $28,143,286  $26,374,760
      Interest bearing balances                    179,399,577  163,294,365
                                                  ------------ ------------
                                                   207,542,863  189,669,125
    Other borrowed funds                             1,118,032    1,160,584
    Accrued taxes                                      156,648       58,434
    Accrued interest on deposits                     1,399,732      969,657
    Accrued profit sharing expense                     110,825      111,234
    Other liabilities                                  447,580       83,955
                                                  ------------ ------------
      TOTAL LIABILITIES                            210,775,680  192,052,989
                                                  ------------ ------------
      STOCKHOLDERS' EQUITY
      --------------------
    Common Stock, $1.00 par; authorized 1,800,000
      shares; 305,633 and 304,910 shares issued
      and outstanding, respectively                    305,633      304,910
    Capital Surplus                                  5,812,213    5,720,392
    Retained Earnings                               22,796,097   21,869,084
    Unrealized gains (losses) on securities             44,225     (845,360)
                                                  ------------ ------------
      TOTAL STOCKHOLDERS' EQUITY                    28,958,168   27,049,026
                                                  ------------ ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $239,733,848 $219,102,015
                                                  ============ ============


                               PAGE 2 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                          For Three Months Ended    For Six Months Ended
                                 June 30,                 June 30,
                          ----------------------    ---------------------
                             1995         1994           1995        1994
                             ----         ----           ----        ----
INTEREST INCOME:
 Loans, including
  fees                 $3,935,317   $3,052,466     $7,457,596  $5,948,503
 Investment
  securities              774,738    1,037,599      1,674,755   2,002,337
 Deposits                       0        3,049              0      16,615
 Federal funds sold       245,038      102,600        388,302     196,042
                       ----------   ----------      ---------   ---------
                        4,955,093    4,195,714      9,520,653   8,163,497
INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts            199,019      149,120        319,385     267,945
  Savings and MMDA        175,747      203,315        379,916     402,004
  Time                  1,751,134    1,103,929      3,232,822   2,135,362
 Notes payable             16,844        2,933         34,003       5,898
                        ---------   ----------      ---------   ---------
                        2,142,744    1,459,297      3,966,126   2,811,209
                        ---------   ----------      ---------   ---------

NET INTEREST INCOME     2,812,349    2,736,417      5,554,527   5,352,288

Loan loss provision        38,185       30,000         79,622      60,000
                        ---------   ----------      ---------   ---------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN LOSSES            2,774,164    2,706,417      5,474,905   5,292,288
                        ---------   ----------      ---------   ---------
OTHER INCOME:
 Service charges on
  deposit accounts        364,185      340,271        688,803     681,617
  Other service
  charges and fees        106,903      119,666        214,967     212,311
 Security gains
  (losses)                  4,300      (92,407)         4,300     (87,139)
 Other                    158,500      128,700        219,366     141,637
                       ----------   ----------      ----------  ---------
                          633,888      496,230      1,127,436     948,426
                       ----------   ----------      ---------   ---------


                               PAGE 3 OF 16 PAGES


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                          For Three Months Ended    For Six Months Ended
                                 June 30,                 June 30,
                          ----------------------    ---------------------
                             1995         1994           1995        1994
                             ----         ----           ----        ----
OTHER EXPENSES:
 Salaries and
  employee benefits     1,012,048      885,842    1,955,582     1,753,323
 Occupancy, net           185,256      163,149      400,870       320,009
 Furniture and
  equipment               183,587      107,509      356,806       212,590
 Advertising and
  public relations        134,759      134,417      262,101       225,412
 Other operating          465,156      296,171      915,940       675,346
                        ---------   ----------    ---------     ---------
                        1,980,806    1,587,088    3,891,299     3,186,680
                       ----------   ----------    ---------     ---------

Income before
 income taxes          $1,427,246   $1,615,559   $2,711,042    $3,054,034

Applicable income
 taxes                    471,178      540,844      944,351     1,060,389
                       ----------   ----------    ---------     ---------
NET INCOME               $956,068   $1,074,715   $1,766,691    $1,993,645
                       ==========   ==========    ---------     ---------



PER SHARE DATA:

 Net income per
  share                     $3.13        $3.57        $5.79         $6.64

 Dividends per share        $1.50        $1.25        $2.75         $2.50

 Number of shares         305,197      300,765      305,083       300,285
                       ==========   ==========   ==========     =========





                               PAGE 4 OF 17 PAGES

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

    Item 1.  Financial Statements.  (Continued)

                                      STOCKHOLDER'S EQUITY

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITE

                           For the Six Months Ended June 30, 1995



                                                        Unrealized
                                                        Gains/<Losses>
                   Common      Capital    Retained  on Securities
                    Stock      Surplus    Earnings  net of Taxes     Total
                 -----------------------------------------------------------
Balance,
 Dec 31, 1994    $304,910  $5,720,392  $21,869,084  ($845,360)  $27,049,026


Net Income                               1,766,691                1,766,691

Cash Dividends                            (839,678)               (839,678)
  ($2.75 per share)

Proceeds from
 Issuance of
 Additional
 Stock                723      91,821                               92,544

Change in
 unrealized gains
 <losses> on
 securities,
 net of tax                                          889,585       889,585
                  -------  ---------- -----------   --------   -----------
Balance, June 30,
     1995        $305,633  $5,812,213  $22,796,097   $44,225   $28,958,168
                =========  ========== ===========  ==========  ===========





                               PAGE 5 OF 16 PAGES

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

    Item 1.  Financial Statements.  (Continued)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)
                                                         For Six Months Ende
                                                                 June 30,
                                                          1995         1994
                                                          ----         ----
    Cash Flows From Operating Activities:
      Net Income                                    $1,766,691     $918,930
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
        Provision for loan losses                       79,622       30,000
        Depreciation of premises and equipment         378,274      104,096
        Amortization and accretion of investment
          securities, net                              214,347       96,908
        Security gains, net                             (4,300)      (5,268)
        (Increase) in interest receivable             (635,099)    (209,988)
        Increase in prepaid expenses                  (173,719)    (148,232)
        Increase in other assets                       (30,577)      (4,490)
        Increase in accrued interest payable           430,075       23,917
        Increase in accrued taxes                       98,213      403,838
        Increase (decrease) in other liabilities       377,867      (66,037)
                                                    -----------  -----------
           Net Cash From Operating Activities        2,501,394    1,143,674

    Cash Flows for Investing Activities:
        Proceeds from maturity of investment
          securities                                16,808,326    7,404,553
        Purchase of investment securities           (6,837,739) (15,358,993)
        Decrease in interest bearing deposits          250,075            0    0
        Net increase in loans                       (9,795,586)  (1,435,024)
        Principal payments received under leases            23       11,858
        Capital expenditures                          (653,438)    (676,498)
        Other real estate acquired, net                  7,510      111,375
                                                    -----------  -----------
           Net Cash Used by Investing Activities      (220,829)  (9,942,729)

    Cash Flows From Financing Activities:
        Net increase in deposits                    17,873,737   11,022,760
        Cash dividends paid                           (839,678)    (375,649)
        Proceeds from issuance of common stock          92,544      216,640
        Borrowings repaid                              (42,553)      (2,082)
                                                    -----------  -----------
           Net Cash From Financing Activities       17,084,050   10,861,669
                                                    -----------  -----------
   Net Increase in Cash and Cash Equivalents        19,364,615    2,062,614

   Cash and Cash Equivalents at Beginning of Period 10,058,949   19,727,146
                                                    -----------  -----------
     Cash and Cash Equivalents at End of Period    $29,423,564  $21,789,760
                                                    ===========  ===========


                               PAGE 6 OF 16 PAGES

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

         Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $9,505,024 at June 30,


                               PAGE 7 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    1995, representing 17.7 percent of the investment securities portfolio as compared to the 26.0 percent level of one year earlier.  Other sources of liquidity include maturing loans and federal funds sold,

    which increased 10.4 million since June 1994 due to increased deposits.

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


                               PAGE 8 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National

    Corporation's actual ratios at June 30, 1995 and December 31, 1994.


                                                     June 30,   December 31,
                                                       1995         1994
                                                  ------------ ------------
                                                  (in thousands of dollars)
    Tier I Capital to Risk-Weighted Assets:
      Tier I capital                                    28,911       27,894
      Risk-weighted assets                             157,093      145,033
      Tier I capital to risk-weighted assets             18.40%       19.23%
      Regulatory requirement                              4.00%        4.00%

    Total Capital to Risk-Weighted Assets:
      Total capital (Tier I plus Tier II)               30,875       29,707
      Risk-weighted assets                             157,093      145,033
      Total capital to risk-weighted assets              19.65%       20.48%
      Regulatory requirement                              8.00%        8.00%

    Tier I Capital to Total Assets (Leverage Ratio)
      Tier I capital                                    28,911       27,894
      Total assets                                     239,734      219,102
      Tier I capital to total assets                     12.06%       12.73%
      Regulatory requirement                              3.00%        3.00%

         (c)  Results of Operations

         Net income of the registrant amounted to $1,766,691 in the first six months of 1995.  This amounted to a decrease of $226,954, or

    11.4 percent, compared to the first six months of 1994.  The decrease in net income resulted primarily because of significant increases in other expenses despite an increase in net interest income, an increase in other income and a slight decrease in applicable income taxes.  The increase in other expenses was mainly due to the added furniture and


                                PAGE 9 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    equipment costs, increased costs of advertising and public relations,

    increased personnel costs and significant increases in other operating costs as compared to the same period in 1994.  The rise in net interest income was largely due to an increase in interest earned on loans,

    including fees.  Other income was up through the first six months of

    1995 as compared to the same period last year mainly because of a slight gain on sale of securities(offsetting a loss through June last year), an increase in miscellaneous other income and slight increases in income from service charges on deposit accounts and other fees.

         Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

    The net interest income of the registrant for the three month period ending June 30, 1995 increased by $202,239, or 3.8 percent, as compared to the same period of 1994, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

         Income before taxes decreased by $342,992 or 11.2 percent as compared to the same period from prior year.  The decrease in applicable income taxes was $116,038, or 10.9 percent.

         On a per share basis, income was $5.79 per share based on 305,083 shares for the first six months of 1995 as compared to $6.64 per share on 300,285 shares for the first six months of 1994.


                               PAGE 10 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


         Non-performing assets at December 31, 1994 included $186 thousand in other real estate owned, $272 thousand in non-accrual loans, and

    $161 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, loans restructured but in compliance with modified terms amounted to $29 thousand.  At June 30, 1995, the corresponding figures were $178 thousand in other real estate owned,

    $226 thousand in non-accrual loans, $446 thousand in loans past due ninety days or more, and $29 thousand in loans restructured but in compliance with modified terms.  The allowance for loan losses, $2,103 thousand ($2,024 thousand at December 31, 1994), is deemed sufficient to cover potential losses in the loan portfolio.

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




                               PAGE 11 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    of loans.  Statements No. 114 and No. 118 provide new rules for measuring impairment losses on loans.  As of the second quarter of 1995, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans.

    The adoption of these statements had no material effect on the earnings or financial condition of the Company.

         In the opinion of management, the registrant maintains a strong financial position and is optimistic that trends as reflected in the

    Form 10-Q will be sustained.


                               PAGE 12 OF 16 PAGES

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


    Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of the stockholders of the First Pulaski

    National Corporation was held on April 20, 1995.  All matters subject to a vote of security holders were furnished to security holders with sufficient advance notice as required.

         (b)  At the annual meeting of stockholders on April 20, 1995, the following Directors were elected to one year terms of membership:

              David E. Bagley                         R. M. Harwell
              Johnny Bevill                           Morris Ed Harwell
              James K. Blackburn, IV                  James Rand Hayes
              Wade Boggs                              William R. Horne
              James H. Butler                         Glen Lamar
              Thomas L. Cardin                        D. Clayton Lee
              Joyce F. Chaffin                        Kenneth R. Lowry
              Parmenas Cox                            Beatrice J. McElroy
              Robert M. Curry                         William A. McNairy
              Gregory G. Dugger                       W. Harwell Murrey
              Joe Dunnavant                           Stephen F. Speer
              Charles D. Haney                        W. E. Walters
              W. Gary Harrison                        Bill Yancey

         All Members of the Board are elected to one year terms and the members listed above constitute the full membership of the Board.

         (c)  Among matters brought to a vote of stockholders was the election of Putman and Hancock, Certified Public Accountants, as

    external auditors for the ensuing year.  Of the 221,969 shares represented in person or by proxy, the vote was 201,760 for, 0 against,


                               PAGE 13 OF 16 PAGES

                           PART II - OTHER INFORMATION
                           ---------------------------

    Item 4.  Submission of Matters to a Vote of Security Holders (Continued)


    and 40 abstaining.


    Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Following the signature page of this report on Form 10-Q is an Index of Exhibits listed according to the numbers assigned to such exhibits as shown on Table II of Regulation S-K.


         (b)  No Form 8-K Reports were required to be filed during the second quarter of 1995.




                               PAGE 14 OF 16 PAGES

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the

    Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                     FIRST PULASKI NATIONAL CORPORATION




    Date:  August 11, 1995               /s/ Robert M. Curry
           ----------------          ---------------------------------------
                                     Robert M. Curry, Chairman of the Board
                                     and Chief Executive Officer


    Date:  August 11, 1995               /s/ Glen Lamar
           ----------------          ---------------------------------------
                                     Glen Lamar, Secretary/Treasurer











                               PAGE 15 OF 16 PAGES

          INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
          ------------------------------------------------------------

                   FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995
                 ------------------------------------------------


    (11)  Statement regarding computation of per share earnings

    (27)  Financial Data Schedules


                               PAGE 16 OF 16 PAGES