Form 10-Q
period 1995-09-30
FIRST PULASKI NATIONAL CORP
filed 1995-11-08
CIK 354706

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     SEPTEMBER 30, 1995
                                  ------------------------------------------


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

          Common Stock, $1.00 par value -- 307,735 Shares Outstanding


                               PAGE 1 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                                                  September 30, December 31,
                                                       1995         1994
                                                  ------------ ------------
      ASSETS
      ------
    Cash and due from banks                        $ 8,188,921   $8,783,095
    Federal funds sold                              16,611,331    1,525,929
                                                  ------------ ------------
      Cash and cash equivalents                     24,800,252   10,309,024
    Interest bearing balances with banks               100,100            0
    Securities available for sale                   40,348,867   47,012,477
    Securities held to maturity                     14,061,248   15,446,504
    Net loans and leases                           147,214,008  134,346,992
    Bank premises and equipment                      7,270,711    7,035,901
    Accrued interest receivable                      3,287,861    2,347,930
    Prepayments and other assets                     2,103,842    2,417,617
    Other real estate owned                            115,525      185,570
                                                  ------------ ------------
      TOTAL ASSETS                                $239,302,414 $219,102,015
                                                  ============ ============
      LIABILITIES
      -----------
    Deposits
      Non-interest bearing balances                $27,504,398  $26,374,760
      Interest bearing balances                    178,374,295  163,294,365
                                                  ------------ ------------
                                                   205,878,693  189,669,125
    Other borrowed funds                             1,096,277    1,160,584
    Accrued taxes                                      247,145       58,434
    Accrued interest on deposits                     1,662,349      969,657
    Accrued profit sharing expense                     116,976      111,234
    Other liabilities                                  474,358       83,955
                                                  ------------ ------------
      TOTAL LIABILITIES                            209,475,798  192,052,989
                                                  ------------ ------------
      STOCKHOLDERS' EQUITY
      --------------------
    Common Stock, $1.00 par; authorized 1,800,000
      shares; 307,735 and 304,910 shares issued
      and outstanding, respectively                    307,735      304,910
    Capital Surplus                                  6,079,167    5,720,392
    Retained Earnings                               23,333,496   21,869,084
    Unrealized gains (losses) on securities            106,218     (845,360)
                                                  ------------ ------------
      TOTAL STOCKHOLDERS' EQUITY                    29,826,616   27,049,026
                                                  ------------ ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $239,302,414 $219,102,015
                                                  ============ ============


                               PAGE 2 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                          For Three Months Ended    For Nine Months Ended
                               September 30,            September 30,
                          ----------------------    ---------------------
                             1995         1994           1995        1994
                             ----         ----           ----        ----
INTEREST INCOME:
 Loans, including
  fees                 $4,092,552   $3,273,683    $11,550,148  $9,222,186
 Investment
  securities              796,902      981,815      2,471,657   2,984,152
 Deposits                       0        2,661              0      19,276
 Federal funds sold       230,388       57,504        618,690     253,546
                       ----------   ----------      ---------   ---------
                        5,119,842    4,315,663     14,640,495  12,479,160
INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts            122,707      133,009        442,092     400,954
  Savings and MMDA        193,467      208,199        573,383     610,203
  Time                  1,882,150    1,184,120      5,114,972   3,319,482
 Notes payable             16,523       14,276         50,526      20,174
                        ---------   ----------      ---------   ---------
                        2,214,847    1,539,604      6,180,973   4,350,813
                        ---------   ----------      ---------   ---------

NET INTEREST INCOME     2,904,995    2,776,059      8,459,522   8,128,347

Loan loss provision        64,027       65,000        143,649     125,000
                        ---------   ----------      ---------   ---------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN LOSSES            2,840,968    2,711,059      8,315,873   8,003,347
                        ---------   ----------      ---------   ---------
OTHER INCOME:
 Service charges on
  deposit accounts        324,806      339,049      1,013,609   1,020,666
  Other service
  charges and fees        107,339      101,930        322,306     314,241
 Security gains
  (losses)                (50,543)           0        (46,243)    (87,139)
 Other                     83,817       10,357        303,183     151,994
                       ----------   ----------      ----------  ---------
                          465,419      451,336      1,592,855   1,399,762
                       ----------   ----------      ---------   ---------


                               PAGE 3 OF 15 PAGES


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                          For Three Months Ended    For Nine Months Ended
                               September 30,            September 30,
                          ----------------------  -----------------------
                             1995         1994         1995          1994
                             ----         ----         ----          ----
OTHER EXPENSES:
 Salaries and
  employee benefits       973,078      875,007    2,928,660     2,628,330
 Occupancy, net           201,890      179,194      602,760       499,203
 Furniture and
  equipment               200,176      112,718      556,982       325,308
 Advertising and
  public relations        108,375      101,372      370,476       326,784
 Other operating          288,747      383,608    1,204,687     1,058,954
                        ---------   ----------    ---------     ---------
                        1,772,266    1,651,899    5,663,565     4,838,579
                       ----------   ----------    ---------     ---------

Income before
 income taxes          $1,534,121   $1,510,496   $4,245,163    $4,564,530

Applicable income
 taxes                    535,118      513,948    1,479,469     1,574,337
                       ----------   ----------   ----------    ----------
NET INCOME               $999,003     $996,548   $2,765,694    $2,990,193
                       ==========   ==========   ==========    ==========



PER SHARE DATA:

 Net income per
  share                     $3.25        $3.28        $9.04         $9.92

 Dividends per share        $1.50        $1.25        $4.25         $3.75

 Number of shares         307,714      303,757      305,969       301,455
                       ==========   ==========   ==========     =========





                               PAGE 4 OF 15 PAGES

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

    Item 1.  Financial Statements.  (Continued)

                                    STOCKHOLDER'S EQUITY

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                         For the Nine Months Ended September 30, 1995



                                                  Unrealized
                                                  Gains/<Losses>
                   Common    Capital    Retained  on Securities
                    Stock    Surplus    Earnings  net of Taxes     Total
                 -----------------------------------------------------------
Balance,
 Dec 31, 1994    $304,910  $5,720,392  $21,869,084  ($845,360)  $27,049,026


Net Income                               2,765,694                2,765,694

Cash Dividends                          (1,301,282)              (1,301,282)
  ($4.25 per
    share)

Proceeds from
 Issuance of
 Additional
 Stock              2,825     358,775                               361,600

Change in
 unrealized gains
 <losses> on
 securities,
 net of tax                                          951,578        951,578
                  -------  ----------  -----------  --------    -----------
Balance,
 September 30,
   1995          $307,735  $6,079,167  $23,333,496  $106,218    $29,826,616
                =========  ==========  ===========  ========    ===========





                               PAGE 5 OF 15 PAGES

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

    Item 1.  Financial Statements.  (Continued)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)
                                                        For Nine Months Ended
                                                            September 30,
                                                          1995         1994
                                                          ----         ----
    Cash Flows From Operating Activities:
      Net Income                                    $2,765,694   $2,990,193
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
        Provision for loan losses                      143,649      125,000
        Depreciation of premises and equipment         579,338      322,834
        Amortization and accretion of investment
          securities, net                              306,183      319,158
        Security losses, net                            46,243       87,139
        Increase in interest receivable               (939,932)    (410,783)
        Increase in prepaid expenses                   (79,113)    (190,819)
        Increase in other assets                       (97,319)     (14,315)
        Increase in accrued interest payable           692,691      149,445
        Increase in accrued taxes                      188,710       50,875
        Increase (decrease) in other liabilities       179,637     (173,903)
                                                    -----------  -----------
           Net Cash From Operating Activities        3,785,781    3,254,824

    Cash Flows for Investing Activities:
        Proceeds from maturity of investment
          securities                                28,134,362   24,287,970
        Purchase of investment securities          (18,996,136) (30,476,220)
        Decrease in interest bearing deposits          149,975      500,000
        Net increase in loans                      (12,794,156) (12,592,949)
        Principal payments received under leases             0       21,804
        Capital expenditures                          (814,147)  (1,966,417)
        Other real estate acquired, net                 70,044      (36,570)
                                                    ----------- ------------
           Net Cash Used by Investing Activities    (4,250,058) (20,262,382)

    Cash Flows From Financing Activities:
        Net increase in deposits                    16,209,569    8,940,662
        Cash dividends paid                         (1,301,282)  (1,132,387)
        Proceeds from issuance of common stock         361,600      737,728
        Proceeds from borrowings                             0    1,000,000
        Borrowings repaid                              (64,307)     (18,608)
                                                    -----------  -----------
           Net Cash From Financing Activities       15,205,580    9,527,395
                                                    -----------  -----------
   Net Increase (Decrease) in Cash
        and Cash Equivalents                        14,741,303   (7,480,163)

   Cash and Cash Equivalents at Beginning of Period 10,058,949   19,727,146
                                                    -----------  -----------
     Cash and Cash Equivalents at End of Period    $24,800,252  $12,246,983
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

         Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $8,687,675 at September 30,


                               PAGE 7 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    1995, representing 16.0 percent of the investment securities portfolio as compared to the 27.2 percent level of one year earlier.  Other sources of liquidity include maturing loans and federal funds sold, which increased 13.6 million since September 1994 due to increased deposits.

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

    Corporation's actual ratios at September 30, 1995 and December 31, 1994.


                                                  September 30, December 31,
                                                       1995         1994
                                                  ------------ ------------
                                                  (in thousands of dollars)
    Tier I Capital to Risk-Weighted Assets:
      Tier I capital                                    29,720       27,894
      Risk-weighted assets                             161,355      145,033
      Tier I capital to risk-weighted assets             18.42%       19.23%
      Regulatory requirement                              4.00%        4.00%

    Total Capital to Risk-Weighted Assets:
      Total capital (Tier I plus Tier II)               31,737       29,707
      Risk-weighted assets                             161,355      145,033
      Total capital to risk-weighted assets              19.67%       20.48%
      Regulatory requirement                              8.00%        8.00%

    Tier I Capital to Total Assets (Leverage Ratio)
      Tier I capital                                    29,720       27,894
      Total assets                                     239,302      219,102
      Tier I capital to total assets                     12.42%       12.73%
      Regulatory requirement                              3.00%        3.00%

         (c)  Results of Operations

         Net income of the registrant amounted to $2,765,694 in the first nine months of 1995.  This amounted to a decrease of $224,499, or

    7.5 percent, compared to the first nine months of 1994.  Despite an increase in net interest income, an increase in other income and a slight decrease in applicable income taxes, the bank experienced a decrease in net income primarily because of significant increases in other expenses.

    The increase in other expenses was mainly due to the added furniture and


                                PAGE 9 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    equipment costs, increased costs of advertising and public relations,

    increased personnel costs and significant increases in other operating costs as compared to the same period in 1994.  The rise in net interest income was largely due to an increase in interest earned on loans,

    including fees.  Other income was up through the first nine months of

    1995 as compared to the same period last year mainly because of increases in service charges and fees.

         Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

    The net interest income of the registrant for the nine month period ending September 30, 1995 increased by $331,175, or 4.1 percent, as compared to the same period of 1994, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

         Income before taxes decreased by $319,367 or 7.0 percent as compared to the same period from prior year.  The decrease in applicable income taxes was $94,868, or 6.0 percent.

         On a per share basis, income was $9.04 per share based on 305,969 shares for the first nine months of 1995 as compared to $9.92 per share on 301,455 shares for the first nine months of 1994.


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

    $161 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, loans restructured but in compliance with modified terms amounted to $29 thousand.  At September 30, 1995, the corresponding figures were $116 thousand in other real estate owned,

    $206 thousand in non-accrual loans, $666 thousand in loans past due ninety days or more, and $29 thousand in loans restructured but in compliance with modified terms.  Although there was a significant increase in loans past due ninety days or more from December 31, 1994,

    the allowance for loan losses, $2,037 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

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

         On January 1, 1995, the Company adopted FASB Statements No. 114 and

    No. 118, both of which deal with accounting by creditors for impairment




                               PAGE 11 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    of loans.  Statements No. 114 and No. 118 provide new rules for measuring impairment losses on loans.  As of the third quarter of 1995, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans.

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


         (b)  No Form 8-K Reports were required to be filed during the third quarter of 1995.




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




    Date:  November 8, 1995          /s/ Robert M. Curry
           ----------------          ---------------------------------------
                                     Robert M. Curry, Chairman of the Board
                                     and Chief Executive Officer


    Date:  November 8, 1995          /s/ Glen Lamar
           ----------------          ---------------------------------------
                                     Glen Lamar, Secretary/Treasurer











                               PAGE 14 OF 15 PAGES

          INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
          ------------------------------------------------------------

                FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                --------------------------------------------------


    (11)  Statement regarding computation of per share earnings

    (27)  Financial Data Schedules


                               PAGE 15 OF 15 PAGES