Form 10-K
period 1995-12-31
FIRST PULASKI NATIONAL CORP
filed 1996-03-28
CIK 354706

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549


                                 FORM 10-K


[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934    [Fee Required]

For the fiscal year ended December 31, 1995.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934   [No Fee Required]

For the transition period from ______________________ to ______________________.


                      Commission File Number 0-10974


                    FIRST PULASKI NATIONAL CORPORATION


State of incorporation:  Tennessee              IRS Employer ID No.:  62-1110294

             206 South First Street, Pulaski, Tennessee  38478

               Registrant's telephone number:  615-363-2585


Securities registered under Section 12(b) of the Exchange Act:              None

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock Par Value $1.00 Per Share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]  No [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of Common Stock, par value $1 per share, held by nonaffiliates of the Registrant as of February 15, 1996 was $30,416,166. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims.


Documents Incorporated by Reference:                                        None

                                   PART I


ITEM 1:  BUSINESS

First Pulaski National Corporation, (the Corporation) is a financial corporation engaged in general commercial and retail banking business which operates through one subsidiary bank.

The Corporation was organized under the laws of the State of Tennessee and its only significant asset is the common stock of First National Bank of Pulaski (the Bank), headquartered in Pulaski, Tennessee.

All of the common stock of the Bank is owned by the Corporation. At December 31, 1995, the Corporation and its subsidiary had combined total assets of $241,551,726.

The Corporation currently has long-term indebtedness of $1,312,788 in the form of notes payable to the Federal Home Loan Bank of Cincinnati. Note G to Financial Statements, Part II, Item 8, includes a detailed analysis of this debt. The Bank derives its primary source of funds from deposits and is the largest independent financial institution in Giles County, Tennessee. It has recently established two branches in adjacent Lincoln County, Tennessee.

As of February 15, 1996 the First National Bank of Pulaski had 153 employees, 23 of whom were part-time. The Corporation has no employees other than those employed by the Bank.


                    FIRST PULASKI NATIONAL CORPORATION

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). The Corporation is subject to examination by the FRB and is restricted in its acquisitions.

Under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own more than 5% of the voting shares of a company engaged in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Corporation, through its subsidiary, projects a diversified range of financial services to its customers. These include activities related to general banking business with complete services in the commercial, corporate and retail banking field.


                      FIRST NATIONAL BANK OF PULASKI

The First National Bank of Pulaski is subject to the supervision of and regular examination by the Office of the Comptroller of the Currency (OCC) and the FDIC. The OCC has broad supervisory authority over national banks and conducts regular periodic examinations of the Bank. The Bank is also subject to provisions of the Federal Reserve Act which limits loans or extensions of credit to, and investments in the stock of, the Corporation, as well as the amount of loans or advances that may be made to third parties secured by the securities or obligations of the Corporation and its subsidiary. The Securities Exchange Act of 1934 imposes regulatory requirements on various securities activities conducted by banks. First National Bank of Pulaski is registered with the

Securities Exchange Commission as a transfer agent for First Pulaski National Corporation's stock and must comply with various recordkeeping and reporting requirements.


ITEM 2: PROPERTIES

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the corporation headquarters was built in 1966 and underwent an extensive renovation and expansion project in 1986. Another major expansion and renovation to this facility was completed in early 1995, at a cost of approximately $2,700,000 for building construction, parking facilities and landscaping. Furniture and equipment expense, which included the new imaging system and a new IBM AS/400 computer system, amounted to an additional $1,060,000. An expansion and renovation of the Bank's Industrial Park Road office in Pulaski is scheduled for completion in early 1996, at a cost of approximately $110,000, including furniture and fixtures. Other banking facilities owned by the Bank include offices at Minor Hill Road, also in Pulaski, at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Minor Hill Road office operates in a facility which was completed in 1985. This property, previously occupied under lease, was acquired by the Bank in 1991 at a cost of $240,000. Renovations to this facility amounting to approximately $6,000 were completed in 1995. The Ardmore office was enlarged during 1984 at a cost of approximately $340,000, including furniture and fixtures. A subsequent renovation and expansion of this facility was completed in early 1993, at a cost of approximately $453,000, including furniture and fixtures. A new community room was built adjacent to the Ardmore Branch during 1988 at a cost of approximately $110,000. A new Lincoln County branch, opened in Fayetteville, Tennessee in September of 1991, operates in a leased facility which the bank has enlarged and renovated at a cost of approximately $775,000, including furniture and fixtures. In addition, a second Lincoln County branch was opened in the spring of 1993 in Park City, approximately seven miles south of Fayetteville. This facility was located in a temporary facility which had been renovated for use as a banking facility at an approximate cost of $372,000, including furniture and fixtures. Property adjacent to the Park City facility is owned by the Bank as other real estate for future expansion of the Park City facility. Planning is currently underway for the location of a permanent banking facility on this site. Additional properties for parking, storage and expansion are also leased under terms as long as to the year 2015. Rental expenses for these properties during the year 1995 amounted to $53,707.


ITEM 3: LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiary is a party to any legal proceedings, which in management's judgement would have a material adverse effect on the consolidated financial position of the Corporation and its subsidiary.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None required to be described.
<PAGE
                                   PART II


ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. The following trading prices for 1995 and 1994 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

                                  Range of              Cash
                                  Trading               Dividends
                                  Prices                Paid

         1st Quarter, 1995        $132.00               $1.25
         2nd Quarter, 1995        $129.00               $1.50
         3rd Quarter, 1995        $129.00               $1.50
         4th Quarter, 1995        $128.00               $2.25

          ANNUAL DIVIDEND, 1995.....................    $6.50

         1st Quarter, 1994        $127.00               $1.25
         2nd Quarter, 1994        $131.00               $1.25
         3rd Quarter, 1994        $129.00               $1.25
         4th Quarter, 1994        $148.00               $2.25

          ANNUAL DIVIDEND, 1994.....................    $6.00

There are approximately 1,100 stockholders of the Corporation's common stock as of February 15, 1996.


ITEM 6: SELECTED FINANCIAL DATA

Per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 306,449 shares for 1995, 302,290 shares for 1994, 296,347 shares for 1993, 292,525 shares for 1992, and 291,839 shares for
1991, after giving retroactive effect to the 100 percent stock distribution which was paid on July 1, 1991.

                    CONSOLIDATED SELECTED FINANCIAL DATA

                                  For Year Ended December 31,
                      -------------------------------------------------
                         1995      1994      1993      1992      1991
                       --------  --------  --------  --------  --------
                        (Amounts in thousands, except per share data)

Total interest income.  $19,776   $16,715   $15,842   $15,887   $16,626
Net interest income...   11,342    10,750    10,472     9,741     8,610
Loan loss provision...      259       225       365       757       569
Net income............    3,705     3,848     3,811     3,330     2,949

Per Share Data:
  Net income..........    12.09     12.73     12.86     11.38     10.10
  Cash dividends paid.     6.50      6.00      5.00      4.25      3.63

Total average equity..   28,822    26,394    23,977    21,500    19,521
Total average assets..  234,714   217,482   201,022   183,630   168,113
Total year-end assets.  241,552   219,102   207,415   192,576   173,133
Total year-end long-
  term debt...........    1,313     1,161       200         0         0

Ratios:
  Assets to equity....     7.96      8.24      8.38      8.54      8.61
  Return on average
     equity...........    12.85%    14.58%    15.89%    15.49%    15.11%
  Return on average
     assets...........     1.58%     1.77%     1.90%     1.81%     1.75%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               INTRODUCTION

First Pulaski National Corporation is a one-bank holding company with its only subsidiary being First National Bank of Pulaski, Tennessee. The following analysis reviews important factors affecting the financial condition and results of operations of the Corporation for the periods indicated. This review should be read in conjunction with the consolidated financial statements and related notes.


                           RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 1995, net interest income increased by 5.5 percent following an increase of 2.7 percent in 1994. The net increase is attributable primarily to increased volumes, offsetting the reduction in earnings due to reduced rates. The total 1995 increase in net interest income of $518 thousand, on a taxable equivalent basis, resulted from an increase of $630 thousand due to increased volumes and a decrease of $112 thousand due to decreased rates.

Net interest earnings is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 1995, 1994 and 1993.

           DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
             EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL


                                                                        December 31,
                                              ----------------------------------------------------------------
                                              1995                          1994                          1993
                                   --------------------------    --------------------------    --------------------------
                                     Average           Yield/      Average           Yield/      Average           Yield/
                                     Balance  Interest  Rate       Balance  Interest  Rate       Balance  Interest  Rate
                                   ---------- -------- ------    ---------- -------- ------    ---------- -------- ------
ASSETS
------

Interest-Earning Assets:
  Loans and lease financing...........   $142,825  $15,719  11.01%     $129,067  $12,533   9.71%     $117,336  $11,501   9.80%
  Taxable investment securities.......     47,148    2,809   5.96%       53,425    3,323   6.22%       51,084    3,468   6.79%
  Non-taxable investment
    securities........................     10,057      654   6.50%       10,848      823   7.59%        8,738      810   9.27%
  Federal funds sold..................     13,280      816   6.14%        6,720      310   4.61%        9,890      321   3.25%
  Time deposits in other banks........         44        1   2.27%          404       23   5.69%          750       57   7.60%
                                          -------  -------  ------      -------  -------  ------      -------   ------  ------
Total Interest-Earning Assets.........    213,354   19,999   9.37%      200,464   17,012   8.49%      187,798   16,157   8.60%


Non-interest Earning Assets:
  Cash and due from banks.............      8,583                         9,280                         7,638
  Premises and equipment, net.........      7,312                         5,676                         4,137
  Other Assets........................      7,563                         4,102                         3,429
  Less allowance for loan losses......     (2,098)                       (2,040)                       (1,980)
                                          -------                       -------                       -------
Total Non-Interest-Earning Assets.....     21,360                        17,018                        13,224
                                          -------                       -------                       -------

      TOTAL...........................   $234,714                      $217,482                      $201,022
                                         ========                      ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Interest-Bearing Liabilities:
  Demand deposits.....................    $20,407     $560   2.74%      $21,549     $523   2.43%      $18,326     $446   2.41%
  Savings deposits....................     28,562      776   2.72%       30,424      817   2.69%       28,900      786   2.72%
  Time deposits.......................    126,164    7,029   5.57%      111,696    4,587   4.11%      105,993    4,138   3.90%
Other borrowed money..................      1,165       69   5.92%          727       38   5.23%           31        0   0.00%
                                          -------  -------  ------      -------  -------  ------      -------  -------  ------
Total Interest-Bearing
  Liabilities.........................    176,298    8,434   4.78%      164,396    5,965   3.63%      153,420    5,370   3.50%

Non-Interest-Bearing Liabilities:
  Demand deposits.....................     26,885                        25,103                        22,150
  Other liabilities...................      2,709                         1,589                         1,475
                                          -------                       -------                       -------
Total Non-Interest Bearing
  Liabilities.........................     29,594                        26,692                        23,625

Shareholders' Equity..................     28,822                        26,394                        23,977
                                          -------                       -------                       -------
      TOTAL...........................   $234,714                      $217,482                      $201,022
                                         ========                      ========                      ========

Net interest earnings/spread,
  on a taxable equivalent basis.......             $11,565   5.42%               $11,047   5.51%               $10,787   5.74%

Taxable equivalent adjustments:
  Loans...............................                  66                            63                            68
  Investment securities...............                 157                           234                           247
                                                   -------                       -------                       -------
Total taxable equivalent adjustment...                 223                           297                           315
                                                   -------                       -------                       -------
Net interest earnings.................             $11,342                       $10,750                       $10,472
                                                   =======                       =======                       =======


Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.
Loans include nonaccrual loans for all years presented.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.

                                                1995 Compared to 1994                       1994 Compared to 1993
                                             Increase (Decrease) Due to                  Increase (Decrease) Due to
                                           ------------------------------              ------------------------------
                                            Volume      Rate       Net                  Volume      Rate       Net
                                           --------   --------   --------              --------   --------   --------
                                             (in thousands of dollars)                   (in thousands of dollars)
Interest Earned on:
  Loans and lease financing............     $1,336      1,850     $3,186                $1,150      ($118)    $1,032
  Taxable investment securities........       (390)      (124)      (514)                  159       (304)      (145)
  Non-taxable investment securities....        (60)      (109)      (169)                  196       (183)        13
  Federal funds sold...................        330        203        506                  (103)        92        (11)
  Time deposits........................        (20)        (2)       (22)                  (26)        (8)       (34)
                                           --------   --------   --------              --------   --------   --------
Total Interest-Earning Assets               $1,169     $1,818     $2,987                $1,376      ($521)      $855
                                           ========   ========   ========              ========   ========   ========
Interest Paid On:
  Demand deposits......................       ($28)       $65        $37                   $74         $3        $77
  Savings deposits.....................        (50)         9        (41)                   41        (10)        31
  Time deposits........................        594      1,848      2,442                   223        226        449
  Other borrowed money.................         23          8         31                     0         38         38
                                           --------   --------   --------              --------   --------   --------
Total Interest-Bearing Liabilities.....       $539     $1,930     $2,469                  $338       $257       $595
                                           ========   ========   ========              ========   ========   ========
Net Interest Earnings, on a taxable
  equivalent basis.....................       $630      ($112)      $518                $1,038      ($778)      $260
                                           ========   ========                         ========   ========
Less: taxable equivalent adjustment....                              (74)                                        (18)
                                                                 --------                                    --------
Net Interest Earnings..................                              $592                                       $278
                                                                 ========                                    ========

The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to the average balances outstanding in the later year. The computation of the taxable equivalent adjustment has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.


SOURCES AND USES OF FUNDS

The following table outlines the sources and uses of funds for each of the years 1995, 1994 and 1993, with the percent of change in each category from year to year.


                                                       1995                              1994                     1993
                                          -------------------------------    -------------------------------    ---------
                                                     Increase                            Increase
                                           Average   (Decrease)  Percent       Average   (Decrease)  Percent      Average
                                           Balance    Amount     Change        Balance    Amount     Change       Balance
                                          ---------  ---------  ---------    ---------  ---------  ---------    ---------
                                                                (in thousands of dollars, except percents)
FUNDING USES:
  Interest earning assets:
    Loans-domestic.....................   $142,825    $13,758       10.7%    $129,067    $11,731       10.0%    $117,336
    Taxable investment securities......     47,148     (6,277)     -11.7%      53,425      2,341        4.6%      51,084
    Non-taxable investment
      securities.......................     10,057       (791)      -7.3%      10,848      2,110       24.1%       8,738
    Federal funds sold.................     13,280      6,560       97.6%       6,720     (3,170)     -32.1%       9,890
    Time deposits in other
      banks-domestic...................         44       (360)     -89.1%         404       (346)     -46.1%         750
                                          ---------  ---------  ---------    ---------  ---------  ---------    ---------
Total Interest Earning Assets..........   $213,354    $12,890        6.4%    $200,464    $12,666        6.7%    $187,798
                                          =========  =========  =========    =========  =========  =========    =========

FUNDING SOURCES:
  Demand deposits - non-interest
    bearing............................    $26,885     $1,782        7.1%     $25,103     $2,953       13.3%     $22,150
  Demand deposits - interest bearing...     20,407     (1,142)      -5.3%      21,549      3,053       16.5%      18,496
  Savings deposits.....................     28,562     (1,862)      -6.1%      30,424      1,524        5.3%      28,900
  Time deposits........................    126,164     14,468       13.0%     111,696      5,703        5.4%     105,993
  Other................................     11,336       (356)      -3.0%      11,692       (567)      -4.6%      12,259
                                          ---------  ---------  ---------    ---------  ---------  ---------    ---------
Total Sources..........................   $213,354    $12,890        6.4%    $200,464    $12,666        6.7%    $187,798
                                          =========  =========  =========    =========  =========  =========    =========

NON-INTEREST INCOME

Non-interest income amounted to $2,081 thousand in 1995, an increase of 2.5 percent from 1994. Non-interest income in 1994 decreased by 2.1 percent from 1993. Included in non-interest income in all three years were gains or losses on security transactions. Net losses realized totaled $56.2 thousand and $136.3 thousand in 1995 and 1994, respectively. Net gains of $9.5 thousand were realized in 1993.

NON-INTEREST EXPENSE

Non-interest expense in 1995 was $7,538 thousand, up 8.5 percent from 1994. Non-interest expense for 1994 had increased by 6.3 percent over the previous year. The increase in non-interest expense is attributable to increased operating costs reflecting increases in personnel costs, occupancy expense, furniture and equipment expense, advertising and public relations. Expenditures associated with the remodeling and expansion of the main office and the acquisition of the new computer system resulted in additional depreciation expense which accounts for a significant amount of the increase in non-interest expense. Other operating expenses were slightly lower due to decreased FDIC Insurance premium costs.


LOAN LOSS PROVISION

The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential future losses on existing loans. The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio. The Bank utilizes an independent loan review function which considers loans on their own merits based on factors which include past loan experience, collateral value, off-balance sheet credit risk, and possible effects of prevailing economic conditions. Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deteriorations in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered. Bank management performs calculations for the minimum allowance level needed and a final evaluation is made.

The provision for loan losses was $258.6 thousand in 1995 compared to $225.0 thousand in 1994 and $365.0 thousand in 1993. Net loan losses were $223.9 thousand in 1995, $208.2 thousand in 1994, and $205.2 thousand in 1993. The 1995 provision for loan losses exceeded the current year-end loan losses by $34.7 thousand.

The composition of net loan <losses> recoveries for 1995 consists of agriculture loans <$6.0 thousand>, personal loans <$236.0 thousand>, real estate loans $8.1 thousand, and commercial and industrial loans $10.1 thousand. The allowance at the end of 1995 is $2,058 thousand, or 1.35 percent of outstanding loans and leases, as compared to $2,024 thousand or 1.48 percent and $2,007 thousand or
1.65 percent in 1994 and 1993 respectively.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

                                         December 31,
                       ------------------------------------------------
                         1995      1994      1993      1992      1991
                       --------  --------  --------  --------  --------
                              (amounts in thousands of dollars)
Allowance applicable to:
  Real estate loans...     $634      $482      $575      $577      $324
  Installment loans...    1,147     1,197     1,144     1,087       960
  Commercial loans....      277       345       288       183       216
                       --------  --------  --------  --------  --------
  Total...............   $2,058    $2,024    $2,007    $1,847    $1,500
                       ========  ========  ========  ========  ========

Percentages of loans by
category to total loans:
  Real estate loans...    51.11%    51.50%    55.12%    57.26%    57.11%
  Installment loans...    26.00%    25.95%    23.83%    25.67%    26.93%
  Commercial loans....    22.89%    22.55%    21.05%    17.07%    15.96%
                        --------  --------  --------  --------  --------
  Total...............   100.00%   100.00%   100.00%   100.00%   100.00%
                        ========  ========  ========  ========  ========

RETURN ON EQUITY AND ASSETS

The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios, are as follows:

                                            For Year Ended December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
Percentage of net income to:
    Average stockholders' equity..........    12.85%    14.58%    15.89%
    Average total assets..................     1.58%     1.77%     1.90%
Percentage of dividends declared
    per common share to net income
    per common share......................    53.84%    47.26%    38.88%
Percentage of average stockholders'
    equity to average total assets........    12.28%    12.14%    11.93%

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are the return on equity and the return on assets. The Corporation's return on average equity was 12.85 percent in 1995 and 14.58 percent in 1994. The return on average assets was 1.58 percent in 1995 and 1.77 percent in 1994.


INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $1,920,362, $1,758,243, and $1,832,260 in 1995, 1994 and 1993,
respectively.  The effective tax rates were 34.14 percent, 31.36 percent and
32.47 percent respectively. Note H to Financial Statements, Part II, Item 8, provides a detailed analysis of the components of income tax expense.

QUARTERLY RESULTS OF OPERATIONS

Quarter-by-quarter income and expense data for the years 1995 and 1994 are presented in the following table.

                                       For The Three Months Ended
                                 --------------------------------------
                                  Mar 31    Jun 30    Sep 30    Dec 31
                                 --------  --------  --------  --------
                                (In Thousands, Except Per Share Amounts)
1995:
  Total interest income.........   $4,565    $4,955    $5,120    $5,136
  Total interest expense........    1,823     2,143     2,215     2,254
  Net interest income...........    2,742     2,812     2,905     2,882
  Provision for loan losses.....       41        38        64       116
  Other income..................      493       634       465       489
  Other expense.................    1,910     1,981     1,772     1,875
  Income before income tax......    1,284     1,427     1,534     1,380
  Income taxes..................      473       471       535       441
  Net income....................      811       956       999       939
  Net income per share..........    $2.66     $3.13     $3.25     $3.05

1994:
  Total interest income.........   $3,968    $4,196    $4,316    $4,235
  Total interest expense........    1,352     1,459     1,540     1,614
  Net interest income...........    2,616     2,737     2,776     2,621
  Provision for loan losses.....       30        30        65       100
  Other income..................      452       496       451       630
  Other expense.................    1,600     1,587     1,652     2,109
  Income before income tax......    1,438     1,616     1,510     1,042
  Income taxes..................      520       541       513       185
  Net income....................      919     1,075       997       857
  Net income per share..........    $3.07     $3.57     $3.28     $2.81

The fourth quarter 1995 provision for loan losses shown in the table above was increased significantly from amounts set aside during the prior three quarters of the year. This was a result of an increase in past due loans in the latter part of 1995 and management's identification of additional exposure related to some problem loans. In addition, net charge-offs were significantly higher during the last three months, resulting in a decision by the Bank's management to increase the provision for loan losses accordingly.



                       REVIEW OF REPORT OF CONDITION

LOANS

Loan growth during 1995 resulted primarily from increases in commercial and industrial loans and in consumer installment loans. Management's focus is to promote loan growth in the bank's target market, emphasizing the expansion of business and the enhancement of the quality of life in the bank's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk.

A comparison over the last three years showed that average total loans and leases increased by $13.8 million or 10.7 percent in 1995, by $11.7 million or
10.0 percent in 1994 and by $10.2 million or 9.5 percent in 1993. The growth in deposits has been used to support the continuing increase in loan demand.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and monthly averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                 For Year Ended December 31,
                       ------------------------------------------------
                         1995      1994      1993      1992      1991
                       --------  --------  --------  --------  --------
                                  (in thousands of dollars)
Amount of net loans
and lease financing
outstanding at end
of period............. $152,993  $136,371  $121,504  $112,888   $99,502
                       ========  ========  ========  ========  ========
Monthly average amount
of loans and leases... $142,825  $129,067  $117,336  $107,147   $94,538
                       ========  ========  ========  ========  ========
Balance of allowance
for possible loan
losses at beginning
of period.............   $2,024    $2,007    $1,847    $1,500    $1,268

Loans charged off.....      433       367       380       595       543

Recoveries of loans
previously charged off      209       159       175       185       206
                       --------  --------  --------  --------  --------
Net loans charged off.      224       208       205       410       337
                       --------  --------  --------  --------  --------
Additions to allowance
charged to expense....      258       225       365       757       569
                       --------  --------  --------  --------  --------
Balance at end of
period................   $2,058    $2,024    $2,007    $1,847    $1,500
                       ========  ========  ========  ========  ========
Ratio of net charge
offs during period to
average loans
outstanding...........     0.16%     0.16%     0.18%     0.38%     0.34%
                        ========  ========  ========  ========  ========

Reference is made to Note C to Financial Statements, Part II, Item 8, for further detail regarding charge-offs and recoveries by category.


LOAN QUALITY

The loan portfolio has been diversified so that there is no concentration of loans by category or within a category. In general, loan loss risks have been minimized by extending loans within the trade area of the Bank, only with adequate cash flow to service the debt, upon sufficient collateral, and with short maturities. The loan portfolio does not include loans secured only by speculative collateral. Because the local economy is not concentrated in any particular industry, the loan portfolio is not subjected to significant risks when one industry is experiencing problems. Net loans charged off during 1995 amounted to $223.9 thousand, as compared to $208.2 thousand in 1994 and $205.2 thousand in 1993. Percentages of net charge-offs to average total loans and leases were 0.16 percent in 1995, 0.16 percent in 1994 and 0.18 percent in 1993.

The amounts of loans and leases outstanding at the indicated dates are shown in the following table according to type of loan.

                                      LOAN PORTFOLIO

                                        December 31,
                       ------------------------------------------------
                         1995      1994      1993      1992      1991
                       --------  --------  --------  --------  --------
                                  (in thousands of dollars)
Construction and land
  development.........   $2,929    $3,530    $1,429    $1,317    $2,182
Commercial, industrial   17,911    14,650    13,058     9,693     7,629
Agricultural..........   12,503    10,956     9,341     5,664     4,770
Real est. farmland....   15,615    13,535    10,232     8,584     6,591
Real est. residential.   37,811    35,418    35,829    34,351    29,930
Real est. commercial..   26,410    22,690    22,106    22,892    21,352
Installment-individual   40,610    36,105    29,453    29,460    27,158
Lease financing.......        0         0        23        51       127
Other loans...........    2,402     2,229     2,202     2,947     1,594
                       --------  --------  --------  --------  --------
     TOTAL             $156,191  $139,113  $123,673  $114,959  $101,333
                       ========  ========  ========  ========  ========

Loans included in the other loans category above include student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage, home equity, consumer loans, and lease financing).

                                            Due in
                                            1 year   Due after
                                            or less   1 year     Total
                                           --------  --------  --------
                                             (in thousands of dollars)
Construction, land development............   $2,787      $142    $2,929
Commercial, industrial....................   13,433     4,478   $17,911
Agricultural..............................   10,517     1,986   $12,503
Real estate farmland......................    9,952     5,663   $15,615
Real estate commercial....................   16,061    10,349   $26,410
                                           --------  --------  --------
Total selected loans......................  $52,750   $22,618   $75,368
                                           ========  ========  ========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year.

                                             Due in
                                            1 year   Due after
                                            or less   1 year     Total
                                           --------  --------  --------
Percent of total selected loans...........    69.99%    30.01%   100.00%
Cumulative percent of total...............    69.99%   100.00%

Sensitivity of loans to changes
in interest rates - loans due after 1 year:
  Fixed rate loans........................            $20,232   $20,232
  Variable rate loans.....................              2,386     2,386
                                                     --------  --------
                                                      $22,618   $22,618
                                                     ========  ========

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

From 1994 to 1995, non-accruing loans decreased by 23.4 percent to $208.1 thousand following an increase of 26.5 percent in 1994 from 1993. There were no restructured loans at year-end 1995. Restructured loans had shown decreases over the previous two years, down 73.4 percent in 1994 and 60.1 percent in 1993. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof and in-substance foreclosures, totaled $110.1 thousand for a decrease of 40.7 percent, following decreases of 33.3 percent in 1994 and
3.5 percent in 1993. Loans past due ninety days or more totaled $210.1 thousand for an increase of 30.3 percent over 1994, following an increase of 41.2 percent in 1994. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Non-performing loans are not concentrated in any particular category of loans and contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets and loans past due ninety days or more.

                                                   December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                             (in thousands of dollars)

Non-accrual loans.........................     $208      $272      $215
Troubled debt restructurings..............       $0       $29      $109
Other real estate owned...................     $110      $186      $278
Loans past due ninety days or more as to
  interest or principal payment...........     $210      $161      $114

As of December 31, 1995, management was not aware of any specifically identified loans, other than those included in the categories discussed above, that represent significant potential problems. The Corporation maintains high audit standards, exercises extensive internal controls and conducts regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The corporation maintains an allowance for loan losses which it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. The executive officers of the subsidiary bank evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee.

As a matter of bank policy, internal classifications of loans are performed on a routine and continuing basis. Relative to the classification of loans for regulatory purposes, it is management's position that those loans classified, internally or externally, as loss, doubtful, substandard or special mention (i) do not represent or result from trends or uncertainties which they expect to materially impact operating results, liquidity, or capital resources, and (ii) do not represent material credits about which there is any information which would cause serious doubts as to the ability of such borrowers to comply with the loan repayment terms.


SECURITIES

The securities portfolio consists primarily of U.S. Treasury obligations, federal agency securities and marketable bonds of states, counties and municipalities. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of securities at the dates indicated:

                                                   December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                             (in thousands of dollars)
Available-for-sale
----------------------
     U. S. Treasury securities............  $20,406   $33,631
     U.S. Government Agencies.............   21,128    13,381
                                            -------   -------
                                            $41,534   $47,012
                                            -------   -------
Held-to-maturity
----------------------
     States and political subdivisions....  $13,347   $10,930    $9,885
     U. S. Treasury securities............                       28,713
     U.S. Government Agencies.............                       17,726
     Other securities.....................    4,042     4,517     2,511
                                            -------   -------   -------
                                            $17,389   $15,447   $58,835
                                            -------   -------   -------
          TOTAL                             $58,923   $62,459   $58,835
                                            =======   =======   =======

The Corporation adopted statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994. Prior to the adoption of SFAS 115, the investment securities were treated similarly to the held-to-maturity classification. Therefore, the carrying amounts of securities owned at December 31, 1993 have been classified in that category as shown above.

The following table sets forth the maturities of securities at December 31, 1995 and the average yields of such securities (calculated on the basis of the cost and effective yields).

                            US Treasuries, State and
                            and Government Political
                            Agencies       Subdivisions  Other   Total
                            -------------- ------------  -----  -------
                                       (in thousands of dollars)
Available-for-sale
----------------------
Within one year:
  Amount........................   $9,088                        $9,088
  Yield.........................     5.48%                         5.48%

After one but within five years:
  Amount........................  $32,370                       $32,370
  Yield.........................     6.19%                         6.19%

After ten years:
  Amount........................      $76                           $76
  Yield.........................     8.09%                         8.09%


Held-to-maturity
----------------------
Within one year:
  Amount........................             $2,618    $3,009    $5,627
  Yield.........................               7.96%     6.24%     7.04%

After one but within five years:
  Amount........................            $10,370    $1,391   $11,761
  Yield.........................               6.79%     6.98%     6.81%

After five but within ten years:
  Amount........................                           $1        $1
  Yield.........................                         6.00%     6.00%

After ten years:
  Amount........................                                     $0
  Yield.........................                                   0.00%

Total average securities decreased by $7.1 million or 11.0 percent during 1995 as compared to the previous year. Average taxable investment securities decreased by $6.3 million or 11.7 percent and average non-taxable investment securities decreased by $0.8 million or 7.3 percent, to account for the overall decrease in average investments. The total securities portfolio was $3.5 million or 5.7 percent less at the end of 1995 than at the end of 1994. This decrease resulted primarily from the increase in loan demand.


DEPOSITS

The Bank's primary source of funds are customer deposits, including large certificates of deposits. Aggregate average deposits increased by $13.2 million in 1995, by $13.2 million in 1994 and by $15.7 million in 1993. Continuing a trend which began with deregulation and the advent of interest-bearing demand deposit accounts, most of the deposit growth experienced by the Bank has been in accounts which are interest sensitive.

The average amount of deposits for the periods indicated is summarized in the following table:

                                            For Year Ended December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                             (in thousands of dollars)

Demand deposits - non-interest bearing....  $26,885   $25,103   $22,150
Demand deposits - interest bearing........   20,407    21,549    18,496
Savings deposits..........................   28,562    30,424    28,900
Time deposits (excluding time CD's
  of $100,000 or more)....................   87,643    78,909    77,159
Time CD's of $100,000 or more.............   38,520    32,786    28,834
                                           --------  --------  --------
     TOTAL................................ $202,017  $188,771  $175,539
                                           ========  ========  ========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1995, are summarized as follows (in thousands of dollars):


     3 months or less...............................  $13,752
     Over 3 months through 6 months.................  $10,070
     Over 6 months through 12 months................  $11,999
     Over 12 months.................................   $4,948
                                                     --------
     TOTAL..........................................  $40,769
                                                     ========

Other funds were invested in other earning assets such as federal funds and bank time deposits at minimum levels necessary for operating needs for liquidity.


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $14.7 million at December 31, 1995, representing 25.0 percent of the investment securities portfolio, a decrease from the 27.7 percent level of 1994. The average maturity in the investment portfolio at December 31, 1995 was 2 years and 0.4 months. Other assets such as federal fund sold and maturing loans and time deposits in other banks are additional sources of liquidity.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest sensitive than are savings accounts, even following the deregulation of savings rates. At December 31, 1995 the Bank had a total of $35.8 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios.

                      INTEREST RATE SENSITIVITY GAPS


December 31, 1995                   0-30      31-90    91-365   1 Year
$ in thousands                      Days      Days     Days     or More
--------------------------------  -------   -------   -------   -------
Interest-sensitive assets:
  Installment loans and leases..   $3,591    $5,708   $32,601   $51,558
  Commercial loans..............   19,474     8,457    22,338     2,219
  Investments, other securities.    1,141     1,715    11,854    45,450
  Federal funds sold............   10,232         0         0         0
                                  -------   -------   -------   -------
  Total.........................  $34,438   $15,880   $66,793   $99,227

Interest-sensitive liabilities:
  Certificates of deposit.......  $26,129   $22,571   $54,151   $15,411
  Regular savings accounts......   18,479         0         0         0
  IRA accounts..................    8,648       548     2,295     1,686
  NOW accounts..................   20,203         0         0         0
  Money Market deposit accounts.   10,368         0         0         0
                                  -------   -------   -------   -------
  Total.........................  $83,827   $23,119   $56,446   $17,097

Interest sensitivity gap........ ($49,389)  ($7,239)  $10,347   $82,130
Cumulative gap.................. ($49,389) ($56,628) ($46,281)  $35,849
Ratio of cumulative gap to
  earning assets................   -22.83%   -26.18%   -21.39%    16.57%

The primary interest sensitive assets and liabilities in this maturity range are commercial loans and large certificates of deposit. The Bank is in a negative gap position in each of the intervals, with the exception of those with maturities of one year or more, indicating that it has more rate sensitive liabilities which it can reprice in the indicated time span than it has rate sensitive assets. This normally indicates that the Bank would be in position to reprice its rate-sensitive liability accounts (deposits) more quickly than it would its rate-sensitive assets (loans and investments). During periods of declining interest rates the negative gap works to the Bank's advantage, widening the net interest spread between assets and liabilities. To the contrary, however, during periods of rising rates the negative gap would be to the Bank's disadvantage, with the net interest spread shrinking. Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments. A positive gap position would essentially reverse the effects of rising and falling rates.

It is management's objective to minimize this gap through the asset/liability management process. The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 7.9 percent in 1995 and 8.2 percent in 1994. The corresponding percentage increase in average equity amounted to 9.2 percent in 1995 and 10.1 percent in 1994.

The Corporation's equity capital was $30,331,795 at December 31, 1995, $27,049,026 at December 31, 1994, and $25,086,049 at December 31, 1993, for an
increase of 20.9 percent over the two-year period. At December 31, 1995, the Corporation's equity-to-asset ratio was 12.6 percent, as compared to 12.3 percent at December 31, 1994 and 12.1 percent at December 31, 1993. The maintenance of this ratio during the year 1995 reflects the fact that the earnings the company experienced during the year were sufficient to keep pace with the growth in total assets. The Corporation plans to maintain a capital to asset ratio which reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 53.9 percent in 1995, 47.3 percent in 1994, and 38.9 percent in 1993.

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve).
Assets are assigned risk weights ranging from 0 percent to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. By the end of 1992, banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent. The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at December 31, 1995, 1994, and 1993.

                                                   December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
                                             (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital..........................   30,034    27,894    25,086
  Risk-weighted assets....................  164,697   145,033   128,290
  Tier I capital to risk-weighted assets..    18.24%    19.23%    19.55%
  Regulatory requirement..................     4.00%     4.00%     4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I + Tier II)........   32,092    29,707    26,690
  Risk-weighted assets....................  164,697   145,033   128,290
  Total capital to risk-weighted assets...    19.49%    20.48%    20.80%
  Regulatory requirement..................     8.00%     8.00%     8.00%

Tier I Capital to Total Assets (Leverage
Ratio):
  Tier I capital..........................   30,034    27,894    25,086
  Total assets............................  241,552   219,102   207,415
  Tier I capital to total assets..........    12.43%    12.73%    12.09%
  Regulatory requirement..................     3.00%     3.00%     3.00%


Subsequent to the implementation of the requirements outlined above, Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a capital-based supervisory system of prompt corrective action (PCA) for all insured depository institutions, including national banks. Accompanying regulations establish the capital levels which determine a bank's PCA capital category. The five capital categories which were established are: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The risk-based capital ratios and the leverage ratio are the determinants used in determining the category into which a bank will be placed. Further, no bank which is under a capital order or directive will ever be placed in the "well capitalized" category, regardless of its ratios. When a bank's capital ratios fall below the "well capitalized" level, it becomes subject to a series of increasingly restrictive actions. For example, no bank that is undercapitalized may pay a dividend. Additionally, undercapitalized banks must submit capital restoration plans within 45 days of becoming undercapitalized. Other restrictions may be imposed on banks through the issuance of PCA directives which order banks to take certain actions or stop certain activities. The First National Bank of Pulaski is under no such directives or capital orders, and is well capitalized according to the standards.


FINANCIAL ACCOUNTING STANDARDS BOARD RELEASES

On January 1, 1994, the Company adopted Statement of Financial Accounting
Standards("SFAS") No. 115 as explained in Note A to Financial Statements, Part
II, Item 8. As a result of Adopting SFAS 115, the carrying value of securities at December 31, 1995 increased by $455.2 thousand in unrealized gains. Total stockholders' equity increased by $298.0 thousand which represented the unrealized gain less deferred taxes. Management has classified a majority of the investment portfolio in the available-for-sale category and reports these investments at fair value. Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the foreseeable future. However, these securities may be sold in response to changes in the interest rates, changes in prepayment risk, the need to increase regulatory capital or asset/liability strategy.

On January 1, 1995, the Company adopted FASB Statements No. 114 and No. 118,

both of which deal with accounting by creditors for impairment of loans.
Statements No. 114 and No. 118, explained in Note A to Financial Statements,
Part II, Item 8, provide new rules for measuring impairment losses on loans.
As of the fourth quarter of 1995, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans. The adoption of these statements had no material effect on the earnings or financial condition of the Company.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities which will have a material effect on the Corporation's liquidity, capital resources or operations.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements for First Pulaski National Corporation and its subsidiary, First National Bank of Pulaski, appear on the following pages.


                       FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                     December 31, 1995 and 1994

                                            ASSETS
                                                                                     1995          1994

  Cash and due from banks                                                      $8,767,525    $8,783,095
  Federal funds sold                                                           10,231,642     1,525,929
     Total cash and cash equivalents                                           18,999,167    10,309,024

  Interest bearing deposits with banks                                            100,000             -
  Securities available for sale                                                41,533,475    47,012,477
  Securities held to maturity (fair value - $17,492,384 and $15,367,795)       17,389,119    15,446,504

  Loans                                                                       156,191,063   139,113,281
    Unearned income                                                            (3,198,480)   (2,742,608)
    Loans net of unearned income                                              152,992,583   136,370,673
    Allowance for loan losses                                                  (2,058,456)   (2,023,681)
    Total net loans                                                           150,934,127   134,346,992

  Bank premises and equipment                                                   7,239,935     7,035,901
  Accrued interest receivable                                                   3,383,798     2,347,930
  Prepayments and other assets                                                  1,862,047     2,417,617
  Other real estate owned                                                         110,058       185,570

     TOTAL ASSETS                                                            $241,551,726  $219,102,015

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest bearing                                                       $27,784,716   $26,374,760
    Interest bearing                                                          179,624,823   163,294,365
     Total deposits                                                           207,409,539   189,669,125

  Other borrowed funds                                                          1,312,788     1,160,584
  Accrued taxes                                                                   111,713        58,434
  Accrued interest on deposits                                                  1,792,560       969,657
  Accrued profit sharing expense                                                  131,341       111,234
  Other liabilities                                                               461,990        83,955

     TOTAL LIABILITIES                                                        211,219,931   192,052,989

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized - 1,800,000 shares;
    308,261 and 304,910 shares issued and outstanding                             308,261       304,910
  Capital surplus                                                               6,145,969     5,720,392
  Retained earnings                                                            23,579,610    21,869,084
  Net unrealized gains (losses) on securities available for sale, net of tax      297,955      (845,360)

     TOTAL STOCKHOLDERS' EQUITY                                                30,331,795    27,049,026

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $241,551,726  $219,102,015


The accompanying notes are an integral part of these financial statements.

                            FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME

                               Years Ended December 31, 1995, 1994 and 1993

                                                                      1995        1994        1993
INTEREST INCOME
  Loans, including fees                                        $15,652,718 $12,470,157 $11,432,602
  Investment securities:
    Taxable                                                      2,809,325   3,323,225   3,467,611
    Non-taxable                                                    496,781     588,762     563,400
  Interest bearing deposits with banks                                 919      22,913      56,678
  Federal funds sold                                               816,498     309,648     321,410
     Total Interest Income                                      19,776,241  16,714,705  15,841,701

INTEREST EXPENSE
  Interest on deposits:
    Transaction accounts                                           560,093     523,027     445,674
    Money market deposit accounts                                  313,385     279,214     278,268
    Other savings deposits                                         462,729     537,841     507,543
    Time certificates of deposit of $100,000 or more             2,275,145   1,368,081   1,123,609
    All other time deposits                                      4,754,481   3,219,252   3,014,616
  Borrowed funds                                                    68,756      37,645         463
     Total Interest Expense                                      8,434,589   5,965,060   5,370,173

     NET INTEREST INCOME                                        11,341,652  10,749,645  10,471,528

     Provision for loan losses                                     258,649     225,000     365,000

     NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                         11,083,003  10,524,645  10,106,528

OTHER INCOME
  Service charges on deposit accounts                            1,367,109   1,361,372   1,298,953
  Commissions and fees                                             357,945     342,709     468,690
  Other service charges and fees                                   153,819     102,179      85,167
  Security gains (losses), net                                     (56,198)   (136,349)      9,465
  Gain on sale of assets                                            32,067     104,151       8,999
  Dividends                                                        177,658     159,903      72,203
  Mortgage banking fees                                             48,343      96,166     129,811
     Total Other Income                                          2,080,743   2,030,131   2,073,288

OTHER EXPENSES
  Salaries and employee benefits                                 3,877,850   3,636,127   3,318,902
  Occupancy expense, net                                           880,265     704,305     669,451
  Furniture and equipment expense                                  699,622     484,549     428,612
  Advertising and public relations                                 521,528     450,675     499,785
  Other operating expenses                                       1,558,725   1,672,793   1,619,811
     Total Other Expenses                                        7,537,990   6,948,449   6,536,561

     Income before income taxes                                  5,625,756   5,606,327   5,643,255
     Applicable income taxes                                     1,920,362   1,758,243   1,832,260

     NET INCOME                                                 $3,705,394  $3,848,084  $3,810,995

     Earnings per common share                                      $12.09      $12.73      $12.86
                                                                                                                     3


The accompanying notes are an integral part of these financial statements.

                  FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended December 31, 1995, 1994, and 1993

                                                                     1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $3,705,394   $3,848,084   $3,810,995
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Provision for loan losses                                    258,649      225,000      365,000
      Depreciation and amortization                                742,772      498,947      442,099
      Amortization and accretion of investment securities, net     371,685      434,110      444,240
      Deferred income tax expense (benefits)                        62,388      (64,519)     (70,517)
      Gain on sales of other assets                                (32,067)    (104,151)      (8,999)
      Security (gains) losses                                       56,198      136,349       (9,465)
      Loans acquired for resale                                 (2,593,755)  (3,619,124)  (4,861,890)
      Proceeds from sale of loans                                2,685,755    4,283,384    4,451,830
      (Increase) decrease in interest receivable                (1,035,868)    (296,355)      10,533
      (Increase) in prepayments and other assets                  (100,580)     (49,013)     (14,580)
      Increase (decrease) in accrued interest on deposits          822,903      218,199      (16,825)
      Increase (decrease) in accrued taxes                          58,060      (85,844)     (18,367)
      Increase (decrease) in other liabilities                     398,143      (72,918)      57,022

        Cash Provided by Operating Activities, net               5,399,677    5,352,149    4,581,076

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in interest bearing deposits with banks     (100,000)     750,000            -
  Purchases of securities available for sale                   (18,983,237) (24,564,820)           -
  Proceeds from sales of securities available for sale          11,100,506    7,765,131            -
  Proceeds from maturities of securities available for sale     14,510,359   14,314,703            -
  Purchases of securities held to maturity                      (6,851,464)  (7,026,994) (35,924,703)
  Proceeds from maturities of securities held to maturity        5,064,636    3,975,000   28,931,259
  Net increase in loans                                        (16,945,597) (15,994,742)  (8,461,549)
  Principal payments received under leases                               -       23,503       27,625
  Capital expenditures                                            (946,806)  (3,063,848)  (1,198,287)
  Proceeds from sale of other real estate                          115,392      262,429      124,792

        Cash Used by Investing Activities, net                 (13,036,211) (23,559,638) (16,500,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing                                          240,000    1,000,000      200,000
  Borrowings repaid                                                (87,797)     (39,416)           -
  Net increase in deposits                                      17,740,414    8,871,988   12,178,749
  Cash dividends paid                                           (1,994,868)  (1,818,435)  (1,481,860)
  Proceeds from issuance of common stock                           428,928      778,688      109,650

        Cash Provided by Financing Activities, net              16,326,677    8,792,825   11,006,539

INCREASE (DECREASE) IN CASH, net                                 8,690,143   (9,414,664)    (913,248)
CASH AND CASH EQUIVALENTS, beginning of year                    10,309,024   19,723,688   20,636,936
CASH AND CASH EQUIVALENTS, end of year                         $18,999,167  $10,309,024  $19,723,688


The accompanying notes are an integral part of these financial statements.

                    FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years Ended December 31, 1995, 1994 and 1993

                                                                               Unrealized
                                                                              Gains/(Losses)
                                   Common Stock        Capital     Retained    on Securities,
                                 Shares    Amount      Surplus     Earnings    Net of Taxes       Total

Balance at December 31, 1992    294,299   $294,299   $4,842,665   $17,510,300             -    $22,647,264

Net income                            -          -            -     3,810,995             -      3,810,995

Cash dividends paid $5.00
  per share                           -          -            -    (1,481,860)            -     (1,481,860)

Common stock issued               2,090      2,090      107,560             -             -        109,650
                               --------   --------   ----------   -----------   -----------    -----------
Balance at December 31, 1993    296,389    296,389    4,950,225    19,839,435             -     25,086,049

Cumulative effect, net of
  taxes, of a change in
  accounting for securities           -          -            -             -       852,483        852,483

Net income                            -          -            -     3,848,084             -      3,848,084

Cash dividends paid $6.00
  per share                           -          -            -    (1,818,435)            -     (1,818,435)

Common stock issued               8,521      8,521      770,167             -             -        778,688

Change in unrealized gains
  (losses) on securities,
  net of tax                          -          -            -             -    (1,697,843)    (1,697,843)
                                -------   --------   ----------   -----------    ----------    -----------
Balance at December 31, 1994    304,910    304,910    5,720,392    21,869,084      (845,360)    27,049,026

Net income                            -          -            -     3,705,394             -      3,705,394

Cash dividends paid $6.50
  per share                           -          -            -    (1,994,868)            -     (1,994,868)

Common stock issued               3,351      3,351      425,577             -             -        428,928

Change in unrealized gains
  (losses) on securities,
  net of tax                          -          -            -             -     1,143,315      1,143,315
                                -------   --------   ----------   -----------     ---------    -----------
Balance at December 31, 1995    308,261   $308,261   $6,145,969   $23,579,610      $297,955    $30,331,795
                                =======   ========   ==========   ===========     =========    ===========

The accompanying notes are an integral part of these financial statements.

                  FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   December 31, 1995


First Pulaski National Corporation (the "Corporation") is a one-bank holding company organized under the laws of Tennessee in 1981 and registered under the Bank Holding Company Act of 1956, as amended. The Corporation through its subsidiary bank provides domestic financial services in Giles and Lincoln County, Tennessee, to customers who are predominantly small and middle-market businesses and middle-income individuals. The accounting and reporting policies of the Corporation and its subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. A description of the significant accounting policies is presented below.

Note A - Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly-owned bank subsidiary First National Bank of Pulaski. All significant intercompany balances and transactions have been eliminated in consolidation.


Securities
Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and
Equity Securities.   Under this statement, the Corporation s securities are
classified as either held to maturity or available for sale.

Held to maturity securities are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discount.

Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are recorded at fair value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders equity.

Realized and unrealized gains and losses are based on the specific identification method.


Loans and Allowance for Loan Losses
Loans which the Corporation has the positive intent and ability to hold to maturity are stated at the principal amount outstanding, net of unearned income. Loans also include loans held for resale at December 31, 1995, totaling $92,000. These loans are recorded at cost, which approximates market value.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with the regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


Note A - Summary of Significant Accounting Policies - (Continued)

Loans and Allowance for Loan Losses - (Continued)
In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), which was amended in 1994 by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure (SFAS) No. 118. These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. The Corporation adopted SFAS 114 and SFAS 118 effective January 1, 1995. The Corporation had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS
No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

Loans are generally placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more or when doubt as to timely collection of principal or interest exists unless such loans are well secured and in the process of collection. The decision to place a loan on non-accrual status is based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower s ability to pay. Generally, at the time a loan is placed on a non-accrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on non-accrual loans is recognized in interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.


Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.


Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosures and premises not used for business operations. These properties are valued at the lower of cost or estimated net realizable value. Cost includes loan principal, accrued interest, and foreclosure expense. Estimated net realizable value is the estimated selling price in an orderly disposition reduced by estimated selling costs and future carrying costs. The excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan losses.

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


Note A - Summary of Significant Accounting Policies - (Continued)

Loan Income and Fees
Interest income on discounted installment loans is recognized by the sum-of-the months digits method, which approximates the "interest" method. Interest on all other loans is accrued and recognized as income based upon the principal amount outstanding. Fees on loans are recognized as income in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Non-refundable Fees and Costs associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", which requires that loan origination fees and direct loan origination costs for a completed loan be deferred and amortized as an adjustment to yield.


Income Taxes
The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes," (SFAS No. 109), effective January 1, 1993. The Corporation's adoption of SFAS No. 109 had no effect on the provision for income taxes.

Current income tax provisions approximate taxes to be paid or refunded for the applicable period.

Balance sheet amounts of deferred taxes are recognized on the temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized.

First Pulaski National Corporation files a consolidated income tax return. However, income taxes are computed by the subsidiary on a separate basis, and taxes currently payable are remitted to First Pulaski National Corporation.


Statements of Cash Flows
For the purpose of the presentation in the consolidated statements of cash flows, the Corporation considers cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." Cash flows from operating activities reflect interest paid of $7,611,656, $5,709,217 and $5,386,535 and income taxes paid of $1,899,000, $1,909,235 and
$1,908,041 for the years ended December 31, 1995, 1994, and 1993, respectively.


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Reclassifications
Certain 1994 and 1993 financial information has been reclassified to conform its presentation with the 1995 financial statements.

                  FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   December 31, 1995


Note B - Securities

The following is a summary of the amortized cost and fair value of securities at December 31:


                                                           Gross       Gross
                                                         Unrealized  Unrealized     Fair
1995                                            Cost       Gains       Losses      Value
Available for Sale
------------------
  U.S. Treasury securities                  $20,235,663    $197,811     $27,702  $20,405,772
  U.S. Government agencies                   20,842,577     285,126           -   21,127,703
                                            -----------    --------     -------  -----------
                                             41,078,240     482,937      27,702   41,533,475
                                            -----------    --------     -------  -----------
Held to Maturity
----------------
  Obligations of states and
    political subdivisions                   13,347,233      99,602      28,051   13,418,784
  Other debt securities                       4,041,886      32,309         595    4,073,600
                                            -----------    --------     -------  -----------
                                             17,389,119     131,911      28,646   17,492,384
                                            -----------    --------     -------  -----------
    TOTAL                                   $58,467,359    $614,848     $56,348  $59,025,859
                                            ===========    ========     =======  ===========

1994
Available for Sale
------------------
  U.S. Treasury securities                  $34,612,024      $3,698    $984,284  $33,631,438
  U.S. Government agencies                   13,677,513      33,281     329,755   13,381,039
                                            -----------    --------  ----------  -----------
                                             48,289,537      36,979   1,314,039   47,012,477
                                            -----------    --------  ----------  -----------

Held to Maturity
  Obligations of states and
    political subdivisions                   10,929,858     140,681     166,844   10,903,695
  Other debt securities                       4,516,646           -      52,546    4,464,100
                                            -----------    --------  ----------  -----------
                                             15,446,504     140,681     219,390   15,367,795
                                            -----------    --------  ----------  -----------
    TOTAL                                   $63,736,041    $177,660  $1,533,429  $62,380,272
                                            ===========    ========  ==========  ===========

The following is a summary of the amortized cost and fair value of debt securities by contractual maturity at December 31, 1995:


                                                 Available for Sale       Held to Maturity
                                                 ------------------       ----------------
                                                Cost      Fair Value     Cost      Fair Value
                                                ----      ----------     ----      ----------
Due in one year or less                      $9,083,497   $9,088,124   $5,627,095   $5,658,167
Due after one year through five years        31,921,867   32,370,032   11,761,024   11,833,217
Due after five years through ten years                -            -        1,000        1,000
Due after ten years                              72,876       75,319            -            -
                                            -----------  -----------  -----------  -----------
    TOTAL                                   $41,078,240  $41,533,475  $17,389,119  $17,492,384
                                            ===========  ===========  ===========  ===========

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1995

Note B - Securities  (Continued)
Net gains realized from securities transactions for 1995, 1994 and 1993 were:


                                                 Book         Gross Realized          Net
    1995                         Proceeds       Value       Gains       Losses      Realized
    ----                         --------       -----       -----       ------      --------
Securities sold                 $11,100,506  $11,166,340           -     $65,834    ($65,834)
Securities called or redeemed    19,569,659   19,565,359       4,300           -       4,300
Securities recovered*                 5,336            -       5,336           -       5,336

                                $30,675,501  $30,731,699      $9,636     $65,834    ($56,198)



    1994
Securities sold                  $7,765,131   $8,000,046           -    $234,915   ($234,915)
Securities called or redeemed     9,343,372    9,246,925      96,447           -      96,447
Securities recovered*                 2,119            -       2,119           -       2,119

                                $17,110,622  $17,246,971     $98,566    $234,915   ($136,349)


    1993
Securities called or redeemed       $46,125      $45,000      $1,125          $-      $1,125
Securities recovered*                 8,340            -       8,340           -       8,340

                                    $54,465      $45,000      $9,465          $-      $9,465

*Previously written off


Income tax expense (benefit) attributable to securities transactions was $(22,479), $(54,540) and $3,786 for 1995, 1994 and 1993, respectively.

Securities with a book value of $17,492,706 at December 31, 1995 and $20,768,376 at December 31, 1994 were pledged to secure public monies and for other purposes as required or permitted by law.

There were no investments in obligations of state and political subdivisions that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated shareholders' equity at December 31, 1995 or 1994.

Note C - Loans and Allowance for Loan Losses - The following is a summary of loans at December 31:

                                                                                                                      &A
                                                                  1995          1994
                                                                  ----          ----
Construction and land development                           $2,928,706    $3,530,170
Commercial and industrial                                   17,911,213    14,650,249
Agricultural                                                12,502,723    10,955,898
Real estate loans secured by:
  Farmland                                                  15,614,677    13,534,923
  Residential property                                      37,811,008    35,418,548
  Nonresidential, nonfarm                                   26,410,563    22,689,602
Loans to individuals secured by:
  Automobiles                                               19,291,909    16,955,040
  Retail, consumer and personal expenditures                21,318,235    19,149,669
Other loans                                                  2,402,029     2,229,182
                                                          ------------  ------------
                                                           156,191,063   139,113,281
  Unearned income                                           (3,198,480)   (2,742,608)
                                                          ------------  ------------
    TOTAL                                                 $152,992,583  $136,370,673
                                                          ============  ============

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1995

Note C - Loans and Allowance for Loan Losses (Continued)
The following is a summary of loan maturities carrying fixed and variable interest rates as of December 31, 1995:

                                               Within         Over
                                              One Year      One Year       Total
                                              --------      --------       -----
Fixed rate loans                             $89,281,271   $46,453,867  $135,735,138
Variable rate loans                           20,341,622       114,303    20,455,925
                                            ------------   -----------  ------------
    TOTAL                                   $109,622,893   $46,568,170  $156,191,063
                                            ============   ===========  ============

At December 31, 1995 and 1994, nonaccrual and restructured loans totaled $208,063 and $300,586 respectively. The amount of interest income actually recognized on these loans during 1995 and 1994 was $937 and $2,298 respectively. The additional amount of interest income that would have been recorded during 1995 and 1994 if the above amounts had been current in accordance with their original terms was $16,962 and $10,586 respectively.

As of December 31, 1995, the Corporation s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                             Recorded      Valuation
                                                            Investment     Allowance
                                                            ----------     ---------
Impaired Loans-
  Valuation allowance required                                $133,228       $42,769
  No valuation allowance required                               74,835             -
                                                              --------       -------
    Total Impaired Loans                                      $208,063       $42,769
                                                              ========       =======

The valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans for the year 1995 was $260,256.

Loans past due 90 days or more and accruing interest were $210,137 and $161,233 at December 31, 1995 and 1994 respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 1995 and 1994.

                                                                  1995          1994
                                                                  ----          ----
Balance at beginning of year                                $7,660,907    $6,718,566
Additions                                                    3,387,327     3,978,102
Repayments                                                  (2,541,303)   (3,035,761)
                                                            ----------    ----------
Balance at end of year                                      $8,506,931    $7,660,907
                                                            ==========    ==========

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 December 31, 1995



Note C - Loans and Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses were as follows:

                                                    1995          1994          1993
Balance at beginning of year                  $2,023,681    $2,006,864    $1,847,037
                                              ----------    ----------    ----------
Less-Charge-offs:
  Real estate -
    Residential                                    4,287        10,000         7,394
    Nonresidential, nonfarm                            -             -        44,410
  Commercial                                      63,659        33,064         9,020
  Agricultural                                    22,276        73,721         4,609
  Individuals                                    342,459       250,220       310,949
  Others                                               -             -         3,197
                                              ----------    ----------    ----------
                                                 432,681       367,005       379,579
                                              ----------    ----------    ----------

Add-Recoveries:
  Real estate -
    Residential                                   10,720         5,752        43,837
    Nonresidential, nonfarm                        1,657         1,338           334
  Commercial                                      73,721        16,071        26,109
  Agricultural                                    16,252        37,917         4,153
  Individuals                                    106,457        97,744        98,644
  Others                                               -             -         1,329
                                              ----------    ----------    ----------
                                                 208,807       158,822       174,406
                                              ----------    ----------    ----------
Net Charge-offs                                  223,874       208,183       205,173
                                              ----------    ----------    ----------

Add-Provision charged to operations              258,649       225,000       365,000
                                              ----------    ----------    ----------
Balance at end of year                        $2,058,456    $2,023,681    $2,006,864
                                              ==========    ==========    ==========

Ratio of net charge-offs to average
  loans outstanding during the year                 0.16%         0.16%         0.18%
                                                    ----          ----          ----

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1995

Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:


                                                          Accumulated
                                                         Depreciation &   Carrying
1995                                            Cost      Amortization     Amount
----
  Land                                          $441,812             -      $441,812
  Buildings                                    7,217,868     2,459,991     4,757,877
  Furniture and equipment                      4,417,899     2,732,291     1,685,608
  Leasehold improvements                         400,442        45,804       354,638
                                             -----------    ----------    ----------
    TOTAL                                    $12,478,021    $5,238,086    $7,239,935
                                             ===========    ==========    ==========

1994
----
  Land                                          $423,112             -      $423,112
  Buildings                                    6,755,371     2,102,919     4,652,452
  Furniture and equipment                      3,984,713     2,391,726     1,592,987
  Leasehold improvements                         400,442        33,092       367,350
                                             -----------    ----------    ----------
    TOTAL                                    $11,563,638    $4,527,737    $7,035,901
                                             ===========    ==========    ==========

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.


                           Annual                            Annual
            Year         Commitments         Year          Commitments
             1996           $52,122        2001 - 2005        $53,222
             1997            52,122        2006 - 2010         30,000
             1998            52,122        2011 - 2014         20,500
             1999            52,122
             2000            51,932

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:



                                                                1995          1994

     Prepaid expenses                                        $92,663       $77,872
     Federal Home Loan Bank stock                            712,200       655,700
     Federal Reserve Bank stock                              112,500       112,500
     Investment in single premium whole life insurance       504,553       483,536
     Investment in insurance limited partnership and co       81,850        81,850
     Deferred income tax benefits                            352,331     1,003,700
     Other                                                     5,950         2,459
                                                          ----------    ----------
         TOTAL                                            $1,862,047    $2,417,617
                                                          ==========    ==========

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1995

Note E - Prepayments and Other Assets (Continued)

In a prior year the Corporation entered into a salary continuation agreement with a key employee which becomes effective upon retirement. Life insurance policies were purchased to finance this liability. The appreciation in value of the policy exceeded the current year accrued deferred expense computed using the present value method by $21,018.

Note F - Deposits
The following is a summary of deposits at December 31:


                                                                1995          1994
     Noninterest bearing:
       Demand                                            $27,784,716   $26,374,760
     Interest bearing:
       Demand                                             20,167,217    28,611,996
       Savings                                            28,639,237    19,681,879
       Other  time                                        90,250,759    82,291,106
       Certificates of deposit $100,000 and over          40,567,610    32,709,384
                                                        ------------  ------------
         TOTAL                                          $207,409,539  $189,669,125
                                                        ============  ============

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

                                                                                                                             &A

                                                    1995         1994
Notes payable to Federal Home Loan Bank:
  Dated 11-17-93, matures 12-01-08
    payable $1,682 per month including
    interest at 5.95%                           $182,444      $191,482
  Dated 6-22-94, matures 07-01-04, payable
    $11,077 per month including interest
    at 5.95%                                     891,753       969,102
  Dated 10-16-95, matures 11-01-05,
    payable $2,750 per month including
    interest at 6.70%                            238,591             -
                                              ----------    ----------
      TOTAL                                   $1,312,788    $1,160,584

The notes are secured by a pledge of Federal Home Loan Bank stock with a par value of $712,200 and a blanket pledge of $1,969,181 first mortgage loans against single family, 1-4 unit residential properties.

Notes payable are scheduled to mature December 31:



     1996                                                           $109,212
     1997                                                            116,030
     1998                                                            123,274
     1999                                                            130,971
     2000                                                            139,151
     Thereafter                                                      694,150
                                                                  ----------
                                                                  $1,312,788
                                                                  ==========

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1995

Note H - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:


                                                1995        1994        1993
     Federal
       Current                            $1,553,931  $1,520,738  $1,674,978
       Deferred tax (benefit)                 62,388     (64,519)    (70,517)
                                           1,616,319   1,456,219   1,604,461
     State                                   304,043     302,024     227,799
                                          ----------  ----------  ----------
     Provision for Income Taxes           $1,920,362  $1,758,243  $1,832,260
                                          ==========  ==========  ==========

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

                                                1995        1994        1993


     Federal taxes at statutory rate           $1,912,757   $1,906,151   $1,918,707
     Increase (decrease) resulting from
       tax effect of:
         Tax exempt interest on obligations
           of states and political subdivsions   (168,405)    (237,184)    (226,856)
         State income taxes, net of federal
           income tax benefit                     200,668      199,336      150,347
         Dividend received deduction              (27,171)     (28,681)     (13,343)
         Excess capital loss                      (12,354)     (36,132)      (2,916)
         Others, net                               14,867      (45,247)       6,321
                                               ----------   ----------   ----------
     Provision for Income Taxes                $1,920,362   $1,758,243   $1,832,260
                                               ==========   ==========   ==========



Significant components of the Corporation s deferred tax assets and liabilities on December 31 are as follows:

                                                            1995        1994
     Deferred tax assets:
       Allowance for loan losses                        $513,686    $501,863
       Leases                                                  -         705
       Other real estate                                   5,904       6,940
       Securities available for sale                           -     434,201
       Loan fees and expenses                                  -      73,613
       Deferred compensation                              18,633      18,633
                                                       ---------  ----------
         Gross Deferred Tax Assets                       538,223   1,035,955
                                                       ---------  ----------

     Deferred tax liabilities:
       Investment securities                              31,112      32,255
       Securities available for sale                     154,780           -
                                                       ---------  ----------
         Gross Deferred Tax Liabilities                  185,892      32,255
                                                       ---------  ----------

           Net Deferred Tax Assets                      $352,331  $1,003,700
                                                       =========  ==========

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1995


Note I - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

                                                1995        1994        1993

       Directors' fees                      $159,030    $178,125    $169,145
       Stationery and supplies               184,332     169,314     177,247
       FDIC insurance                        225,087     418,242     384,554
       Other insurance                        57,465      63,419      59,601
       Postage                               122,308     123,272     122,112
       Telephone                              97,758      86,538      85,471
       Other                                 712,745     633,883     621,681
                                          ----------  ----------  ----------
                                          $1,558,725  $1,672,793  $1,619,811
                                          ==========  ==========  ==========


Note J - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary s total payroll in 1995 was $3,031,062. Contributions for the current year were calculated using the base salary amount of $2,694,587. The bank subsidiary s contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $404,188, $395,755 and $354,610 in 1995, 1994 and 1993, respectively.

Note K - Other Financial Instruments, Commitments and Contingencies

The Corporation's bank subsidiary is a party to financial instruments with off-balance-sheet-risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and residential mortgage loans sold with certain repurchase requirements. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the bank subsidiary has in those particular financial instruments.

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:



                                                          Contract or Notional
                                                                 Amount
                                                      --------------------------
                                                              1995         1994

     Commitments to extend credit                      $13,111,542  $12,270,223
     Standby letters of credit                             687,725      998,230
     Mortgage loans sold with repurchase
       requirements outstanding                          1,097,528      976,991

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1995




Note K - Other Financial Instruments, Commitments and Contingencies (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank subsidiary evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation. Collateral held varies but may include certificates of deposits, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the bank subsidiary to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The bank subsidiary may be required to repurchase residential mortgage loans sold if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days.

The bank subsidiary primarily serves customers located in Giles County and Lincoln County, Tennessee. As such, loans, commitments and stand-by letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note C.

In the normal course of business, the Corporation is involved in various legal proceedings. Management has concluded, based upon advice of legal counsel, that the result of these proceedings will not have a material effect on the Corporation's financial condition or results of operations.



Note L - Earnings Per Share

Earnings per common share are based on the weighted average number of shares outstanding of 306,449, 302,290, and 296,347 for 1995, 1994 and 1993,
respectively. Options granted under the stock option plans are not included in the computation since their dilutive effect is not material.

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


Note M - First Pulaskial Corporation (Parent Company Only) Financial
         Information



                               BALANCE SHEETS
                                                                                December 31,
ASSETS                                                                                 1995          1994
  Cash                                                                           $2,397,343    $1,944,511
  Investment in bank subsidiary, at equity                                       27,826,607    25,001,451
  Other assets                                                                      107,845       103,064
        TOTAL ASSETS                                                            $30,331,795   $27,049,026

LIABILITIES AND STOCKHOLDERS' EQUITY
  Stockholders' Equity
    Common stock, $1 par value; authorized - 1,800,000
        shares;  308,261 and 304,910 shares issued
        and outstanding                                                            $308,261      $304,910
  Capital surplus                                                                 6,145,969     5,720,392
  Retained earnings                                                              23,579,610    21,869,084
  Net unrealized gains (losses) on securities available for sale, net of tax        297,955      (845,360)
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $30,331,795   $27,049,026

                                 STATEMENTS OF INCOME

                                                      Years Ended December 31,
                                                                           1995        1994        1993
INCOME
  Dividends from subsidiary                                          $1,994,868  $1,818,435  $1,481,860
  Other dividends                                                       114,166     120,509      56,150
                                                                    -----------  ----------  ----------
                                                                      2,109,034   1,938,944   1,538,010

EXPENSES
  Education                                                              22,012      13,906      14,955
  Directors' fees                                                        52,200      64,900      54,775
  Stockholder's meeting                                                  15,277      13,171           0
  Other                                                                  21,986       7,359         395
                                                                     ----------  ----------  ----------
                                                                        111,475      99,336      70,125

Income before applicable income taxes and equity in
  undistributed earnings of subsidiary                                1,997,559   1,839,608   1,467,885
Reduction in consolidated income taxes arising from
  parent company tax operating loss                                      25,995      21,214      18,094
                                                                     ----------  ----------  ----------
Income before equity in undistributed earnings of
  subsidiary                                                          2,023,554   1,860,822   1,485,979
Equity in undistributed earnings of subsidiary                        1,681,840   1,987,262   2,325,016
                                                                     ----------  ----------  ----------
        NET INCOME                                                   $3,705,394  $3,848,084  $3,810,995
                                                                     ==========  ==========  ==========

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995


Note M - First Pulaski National Corporation (Parent Company Only) Financial
         Information (Continued)


                                  STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                                           1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $3,705,394  $3,848,084  $3,810,995
  Adjustments to reconcile net income to net cash provided
    by operating activities -
      Equity in undistributed earnings of subsidiary                 (1,681,840) (1,987,262) (2,325,016)
      (Increase) decrease in other assets                                (4,782)     (3,120)    (11,626)
        Cash Provided by Operating Activities                         2,018,772   1,857,702   1,474,353

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                                (1,994,868) (1,818,435) (1,481,860)
  Proceeds from issuance of common stock                                428,928     778,688     109,650
        Cash Used by Financinig Activities                           (1,565,940) (1,039,747) (1,372,210)

INCREASE IN CASH                                                        452,832     817,955     102,143
CASH, beginning of year                                               1,944,511   1,126,556   1,024,413
CASH, end of year                                                    $2,397,343  $1,944,511  $1,126,556



             Note N - Regulatory Requirements and Restrictions

The Corporation's bank subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve requirements was approximately $1,320,000 and $1,310,700 for the years ended December 31, 1995 and 1994, respectively.

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 1995, to the Parent Company was $6,205,536. The Corporation is also required to maintain mimimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1995, the Corporation is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 18.24% and 19.49% , respectively. The Corporation's leverage ratio at December 31, 1995, was 12.38%.

Note O - Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, non-employee directors and bank subsidiary employees may be granted options or rights to purchase shares of the Corporation's common stock. The option or purchase price under all plans is equal to the fair market value of the stock at the date of grant.

Shares available for grants of options or rights to purchase at December 31, 1995 include 11,500 shares under the 1987 stock option plan, 25,628 shares under the 1994 employee purchase plan, and 24,332 shares under the 1994 outside directors stock option plan.

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995


Note O - Stock Option and Stock Purchase Plans (Continued)

The 1987 plan permits the Board of Directors to grant options to key employees. A total of 20,000 shares were reserved under this plan of which 8,500 shares have been granted and 8,000 shares have been exercised. Options expire 10 years after the date of grant.

The 1994 outside directors stock option plan permits the granting of stock options to non-employee directors. A total of 30,000 shares were reserved under this plan. An option to purchase 100 shares is granted upon becoming a member of the Board of Directors, of which 50 shares is immediately exercisable and the remaining 50 shares are exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee is still serving as an outside director. In addition, each outside director receives an immediately exercisable option to purchase 500 shares, less the number of shares of stock previously beneficially owned. Options under this plan expire ten years from their date of grant.

The 1994 employee stock purchase plan permits the granting of stock options to eligible employees of the Corporation. A total of 30,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

                                                         Number of Shares
                                                  Under 10 years   Over 10 years
Years of Service
Vice-Presidents and above                              40               50
All other Officers                                     25               35
Non-Officers                                           15               25

Stock option and purchase plans activity for 1995, 1994 and 1993 was as follows:


                                       Stock Option Plans       Employee Purchase Plan

                                      Shares         Shares       Shares
                                     Available        Under      Available     Shares
                                    for Option       Option    for Purchase   Purchased

Balance, January 1, 1993                12,000        6,000            -            -
Exercised                                    -       (2,000)           -            -

Balance, December 31, 1993              12,000        4,000            -            -

Additions                               30,000            -       30,000            -
Granted                                 (3,700)       3,700       (2,425)       2,425
Exercised                                    -       (5,600)           -       (2,425)

Balance December 31, 1994               38,300        2,100       27,575            -

Additions                                    -            -            -            -
Granted                                 (2,468)       2,468       (1,947)       1,947
Exercised                                    -       (1,270)           -       (1,947)

Balance December 31, 1995               35,832        3,298       25,628            -

Exercisable at December 31, 1995                      2,248

                  FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1995

Note P - Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107),, requires entities to disclose the estimated fair value of its financial instrument assets and liabilities. Management is concerned that the required disclosures under SFAS No. 107 may lack reasonable comparability between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other borrowed funds: Market quotes are used for Federal Home Loan Bank borrowings.

The estimated fair values of the Corporation s financial instruments on December 31 were (dollars in thousands):

                                                1995                           1994

                                  Carrying Amount   Fair Value   Carrying Amount   Fair Value
Financial assets:
  Cash and short-term investments        $19,099      $19,099           $10,309      $10,309
  Securities                              58,923       59,026            62,459       62,380
  Loans                                  152,993      153,380           136,371      138,107
  Less:  allowance for loan losses        (2,058)           0            (2,024)           0

Financial liabilities:
  Deposits                               207,410      207,657           189,699      190,329
  Other borrowed funds                     1,313        1,301             1,161        1,109

Unrecognized financial instruments:
  Standby letters of credit                    0           (2)                0           (3)

                               INDEPENDENT AUDITOR'S REPORT
                               ----------------------------



Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective January 1, 1994, the Corporation changed its method of accounting for investment securities.


/s/ Putman & Hancock



Fayetteville, Tennessee
February 23, 1996

                  STATEMENT OF MANAGEMENT RESPONSIBILITY


     The management of First Pulaski National Corporation and its only subsidiary, First National Bank of Pulaski, is responsible for the content and integrity of the financial statements and all other financial information included in this annual report. Management believes that the statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgements of management with respect to certain events and transactions.

     Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that its established policies and procedures are carefully followed. Management reviews and modifies the system of internal accounting controls to improve its effectiveness, and the system is augmented by written policies, the careful selection and training of qualified personnel, and a program of internal audit. Management believes that the system of internal accounting control provides reasonable assurance that assets are safeguarded and the financial information is objective and reliable.

     Independent public accountants are engaged to audit the financial statements of the Company and issue a report thereon. They have informed management that the audits were conducted in accordance with generally accepted auditing standards which require a review of and evaluation of internal accounting controls to determine the nature, timing and extent of audit testing.

     The Board of Directors, through its Audit Committee (comprised of four non-management directors), is responsible for providing reasonable assurance that management fulfills its responsibilities in the preparation of the financial statements and in the maintenance of the system of internal accounting control. The Audit Committee annually selects the independent public accountants and submits its selection to the Board of Directors for approval. The Audit Committee meets with management, the independent public accountants and the internal auditors, approves the overall scope of audit work and reviews audit reports and findings.

/s/ Robert M. Curry          /s/ William R. Horne           /s/Glen Lamar
Robert M. Curry              William R. Horne               Glen Lamar
Chairman & CEO               President                      Secretary/Treasurer

ITEM 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None required to be described.


                                   PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10(a)  Identification of Directors

The following named persons are current directors. The table includes names, ages, date of original election to the Board of Directors of the Corporation or of the Bank which pre-existed the Corporation, and the position held with the Corporation. All directors are elected to an annual term.

                           Served as                Principal Occupation
                           Director   Office in     or Employment for
Directors             Age  Since      Corporation   Last Five (5) Years
------------------------------------------------------------------------

David E. Bagley       42   4-22-93    Director      President, Bagley &
                                                    Bagley Ins., Inc.

Johnny Bevill         60   2-05-70    Director      Owner, Davis &
                                                    Eslick Market

James K. Blackburn IV 53   4-07-83    Director      Owner, Lairdland
                                                    Farm; Real Estate
                                                    Broker

Wade Boggs            32   4-20-95    Director      Owner WashMaster
                                                    Car Wash and Boggs'
                                                    Properties

James H. Butler       49   4-05-84    Director      Real Estate Agent,
                                                    Butler Realty

Thomas L. Cardin      64   2-05-70    Director      President,
                                                    Cardin Distrib.
                                                    Company

Joyce F. Chaffin      64   4-01-82    Assistant     Retired Vice-
                                      Secretary     President, First
                                      & Director    National Bank

Parmenas Cox          84   1-13-44    Senior        Senior Chairman,
                                      Chairman      First National Bank

Robert M. Curry       46   4-02-81    Chairman      Board Chairman, CEO,
                                      & Director    First National Bank

Gregory G. Dugger     46   4-22-93    Director      Dentist

Joe Dunavant          72   2-05-70    Director      Farmer, Dunavant &
                                                    Dunavant

Charles D. Haney      41   4-22-93    Director      Physician

Gary Harrison         45   4-02-87    Director      Vice-President,
                                                    First National Bank

Morris Ed Harwell     65   4-07-83    Director      President, Harwell
                                                    Enterprises

R. M. Harwell         92   1-13-49    Director      Vice-President,
                                                    Harwell Enterprises

James Rand Hayes      59   4-07-83    Director      Owner, Hayes
                                                    Properties

William R. Horne      48   4-02-81    President     President,
                                      & Director    First National Bank

Glen Lamar            49  10-19-81    Sec/Treas     Senior Vice-Pres.,
                                      & Director    and Cashier,
                                                    First National Bank

D. Clayton Lee        71   1-09-62    Director      Attorney-at-Law,
                                                    Retired

Kenneth R. Lowry      66   2-06-69    Director      Retired Supt.,
                                                    Genesco, Pulaski,
                                                    Tennessee Plant

Beatrice J. McElroy   71   4-05-79    Director      Real Estate
                                                    Investments

William A. McNairy    63   4-04-91    Director      Owner, McNairy's
                                                    Flowerama & Gifts

W. Harwell Murrey, MD 61   2-05-70    Director      Physician;
                                                    President,
                                                    Physicians &
                                                    Surgeons, Inc.

Stephen F. Speer      50  10-19-81    Director      Attorney, Partner
                                                    Henry, Henry, Stack,
                                                    Garner & Speer

W. E. Walters, Jr.    74   3-14-77    Director      Farmer

Bill Yancey           51   4-04-91    Director      Farmer

Director Stephen F. Speer and other members of the law firm of Henry, Henry, Stack, Garner & Speer, P.C., rendered legal services to the Corporation and its subsidiary during the current year.


10(b) Identification of Executive Officers

Parmenas Cox, Senior Chairman of the Board, is 84 years old and has been with the subsidiary bank since its beginning in January, 1938. He began work on January 13, 1938 as an Assistant Cashier, and was promoted to Vice-President and Cashier on January 10, 1946. In January, 1949 he was elected First Active Vice-President, and on January 8, 1952 he was promoted to President. In January, 1963 he was made Chairman of the Board of First National Bank and in October, 1981 was named Chairman of the Board of the newly formed Pulaski National Corporation, the one-bank holding company which was created to own First National Bank. In April, 1988 he was named Senior Chairman of the Board.

Robert M. Curry, Chairman of the Board and CEO, is 46 years old and came to work for First National Bank in June, 1973. Prior to his employment here, he worked at Hamilton National Bank, Knoxville, Tennessee as Assistant Cashier and

Assistant Branch Manager from March, 1972 until May, 1973. He is a 1972 graduate of the University of Tennessee with a degree in business. In January, 1974, he was elected Assistant Cashier and was promoted to Assistant Vice-President in January, 1975. In December, 1976, he was promoted to Vice-President and was elected Executive Vice-President of First National Bank in December, 1977. He was elected Treasurer of First Pulaski National Corporation in October of 1981, and was elevated to the position of Vice-Chairman in April, 1988. In April of 1990 he was named Chairman of the Board and CEO for both First Pulaski National Corporation and First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

William R. Horne, President, is 48 years old and has been with the subsidiary bank since June, 1969, when he graduated from college. He worked part-time with the Bank while a student. On February 4, 1971 he was named Assistant Cashier. On February 1, 1973 he was named Assistant Vice-President. In January, 1974 he was promoted to Vice-President and in December, 1977 was made Executive Vice-President of First National Bank. In October, 1981 he was named Vice-President of First Pulaski National Corporation. In April, 1988 he was elevated to the position of President of First Pulaski National Corporation. Since April 5, 1990 he has also served as President of First National Bank.
He is a graduate of the School of Banking of the South, Louisiana State University.

Glen Lamar, Secretary-Treasurer, is 49 years old and joined the staff of First National Bank in July, 1976. Prior to that time, he was a financial auditor for the Dekalb County Board of Education in Atlanta, Georgia. He is a 1972 graduate of Oglethorpe University, Atlanta, with a degree in business administration. He was elected Comptroller in 1976 and was promoted to Cashier in December, 1977. In October, 1981, he was elected Secretary of First Pulaski National Corporation. In April, 1988 he was named Secretary-Treasurer. He also currently serves as Senior Vice-President and Cashier of First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

Gayle C. Gower, Assistant Secretary, is 51 years of age and was employed by First National Bank in August, 1974. She was promoted to Assistant Cashier in December, 1978. She was promoted to the position of Vice-President in September, 1985. She was elected Assistant Secretary of First Pulaski National Corporation in April, 1995.


10(c) Identification of Certain Significant Employees

None requiring identification.


10(d) Family Relationships

None requiring identification.


10(e) Business Experience

See table given in part 10(a).


10(f) Involvement in Certain Legal Proceedings

None requiring description.

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Corporation during the fiscal years 1995, 1994 and 1993 for (i) the Chief Executive Officer of the Corporation and (ii) the President of the Corporation (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation
                             -------------------

Name and                 Fiscal                          All Other
Principal Position       Year     Salary     Bonus       Compensation(1)
----------------------   ------  --------  --------      ---------------
Robert M. Curry,           1995  $102,708        $0             $16,749
Chief Executive Office     1994  $102,708    $3,989             $17,186
of the Corporation         1993    96,712     1,871              15,801

William R. Horne,          1995  $102,708        $0             $16,755
President of the           1994  $102,708    $3,996             $17,338
Corporation                1993    96,712     1,879              16,164

(1) Represents (i) Corporation contributions to a defined contribution plan in the amount of $15,110, $15,682 and $14,463 for Mr. Curry in fiscal 1995, 1994 and 1993, respectively, and $15,181, $15,753 and
         $14,563 for Mr. Horne in fiscal 1995, 1994 and 1993, respectively;
         (ii) premiums paid by the Corporation with respect to life insurance policies on the life of the Named Executive Officers payable to beneficiaries designated by the Named Executive Officers of $1,410, $1,406 and $1,266 in fiscal 1995, 1994 and 1993, respectively, for Mr.
         Curry and $1,574, $1,570 and $1,529 in fiscal 1995, 1994 and 1993, respectively, for Mr. Horne; and (iii) interest paid by the Bank (for which the named Executive Officers serve as Executive Officers) on loans to the named Executive Officers arranged by the Bank, the proceeds of which were used to purchase Common Stock of the Corporation, in the amount of $229, $98 and $72 in fiscal 1995, 1994 and 1993, respectively, for Mr. Curry and $0, $15 and $72, in fiscal
         1995, 1994 and 1993, respectively for Mr. Horne.

DIRECTOR COMPENSATION

The Directors of the Corporation were compensated at the rate of $300.00, effective with the second meeting of the year, for each Directors meeting attended. The Directors of the Corporation who serve on the Board of Directors of First National Bank of Pulaski also serve on the Executive and Loan Committee for the Bank and are compensated at the rate of $225.00 per Directors meeting and Executive and Loan Committee meeting. Additionally, Directors who serve on the Audit Committee receive $100.00 per meeting. All other Directors who serve on other committees receive $50.00 per meeting. Inside Directors (Bank employees) only receive Director fees for regular Board of Director meetings and Executive and Loan Committee meetings.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists all current directors, the number of shares beneficially owned and the nature of beneficial ownership, and the percent of class.

                         Shares beneficially owned         Percentage of
Directors                as of Feb. 15, 1996               class owned
----------------------   -------------------------         -------------

David E. Bagley                       690  (1)                     0.23%

Johnny Bevill                       3,926  (2)                     1.30%

James K. Blackburn, IV              1,696  (3)                     0.56%

Wade Boggs                            182  (4)                     0.06%

James H. Butler                       892  (5)                     0.29%

Thomas L. Cardin                    4,513  (6)                     1.49%

Joyce F. Chaffin                    1,050  (7)                     0.35%

Parmenas Cox                        3,209                          1.06%

Robert M. Curry                     8,032  (8)                     2.65%

Gregory G. Dugger                     816  (9)                     0.27%

Joe Dunavant                        1,928 (10)                     0.64%

Charles D. Haney                    2,870 (11)                     0.95%

W. Gary Harrison                    4,605 (12)                     1.52%

R. M. Harwell                       3,036 (13)                     1.00%

Morris Ed Harwell                   2,368 (14)                     0.78%

James Rand Hayes                    2,170 (15)                     0.72%

William R. Horne                    6,116 (16)                     2.02%

Glen Lamar                          5,634 (17)                     1.86%

D. Clayton Lee                     10,300 (18)                     3.40%

Kenneth R. Lowry                    2,318 (19)                     0.77%

Beatrice J. McElroy                 3,241 (20)                     1.07%

William A. McNairy                    100 (21)                     0.03%

W. Harwell Murrey, M. D.            7,305 (22)                     2.41%

Stephen F. Speer                    4,646 (23)                     1.53%

W. E. Walters, Jr.                  2,180 (24)                     0.72%

Bill Yancey                           650 (25)                     0.21%

  TOTAL                            82,411 (26)                    27.21%

(1) Includes 100 shares held jointly with wife, 40 shares held as Trustee for two children, and 450 shares held by Prudential Securities, Inc.
         for benefit of David Bagley.

(2)      Includes 1,963 shares held by wife.

(3)      Includes 346 shares held by wife.

(4)      Includes 98 shares held with wife and 84 shares held with father.

(5) Includes 802 shares held jointly with wife and 90 shares held jointly with children.

(6)      Includes 2,173 shares held as administrator for Cardin Distributing
         Company Profit Sharing Plan, 500 shares held by James Clarence Cardin
         Testamentary Trust, and 469 shares held by wife.

(7)      Includes 525 shares held jointly with husband.

(8) Includes 1,556 shares held jointly with wife, 1,236 shares held jointly with two brothers as equal partners, and 126 shares held jointly with wife as Trustee for four children.

(9) Includes 20 shares held jointly with wife as Trustee for child and 333 shares held by FAMCO, a profit sharing plan for the employees of his dentistry office.

(10)     Includes 214 shares held jointly with wife.

(11) Includes 748 shares held jointly with wife, 60 shares held jointly with wife as Trustee for 3 children, and 2,062 shares held in trust for employees of Physicians and Surgeons, Inc.

(12) Includes 18 shares held by wife as Trustee for child and 4,587 shares held jointly with wife.

(13) Includes 130 shares held by wife and does not include shares held by his son, Morris Ed Harwell.

(14) Includes 20 shares held by wife and does not include shares held by his father, R. M. Harwell.

(15)     Includes 2,020 shares held jointly with wife.

(16)     Includes 1,052 shares held jointly with wife.

(17) Includes 4,588 shares held jointly with wife and 188 shares held as Custodian for two children.

(18)     Includes 5,618 shares held by wife.

(19)     Includes 690 shares held jointly with wife.

(20) Includes 108 shares held by husband, 210 shares held jointly with husband, 232 shares held jointly with two children and 528 shares as Trustee for two children.

(21)     Held jointly with wife.

(22)     Includes 2,062 shares held in trust for employees of Physicians &
         Surgeons, Inc., and 3,500 shares held by wife.


(23)     Includes 72 shares held by Henry, Henry, Stack, Garner & Speer, P.C.
         Retirement Plan.

(24) Includes 218 shares held by wife and 348 shares held jointly with wife.

(25)     Held jointly with wife.

(26) Total has been reduced by the 2,062 shares held in trust for the employees of Physicians and Surgeons, Inc. which is reflected twice in the individual totals above, with the holdings of Charles D. Haney and
         W. H. Murrey.

The following table sets forth information concerning persons who are the beneficial owners of more than five percent of the Corporation's common stock (its only class of voting securities). The information shown below is as of February 15, 1995 and is based on the Corporation's stock records or the ownership data filed with the Securities and Exchange Commission.

Name and address of         Number of shares          Percentage
beneficial owner(s)         beneficially owned        of class
-------------------         ------------------        ----------
First National Bank                19,842                6.55%
of Pulaski, Tennessee
Profit Sharing Plan

The following table shows the ownership of the Corporation's equity securities beneficially owned by all directors and executive officers of the Corporation and its subsidiary (a total of 26 persons including those listed before) as a group on February 15, 1996.

Title of                    Number of shares          Percentage
class                       beneficially owned        of class
--------------              --------------------      ----------
Common Stock                       82,411               27.21%


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1995 the Corporation paid the law firm of Henry, Henry, Stack, Garner and Speer legal fees of $24,833. Stephen F. Speer is a partner in the above firm and is also a director of the Corporation.

Some of the Corporation's officers and directors are at present, as in the past, customers of the Corporation's subsidiary bank, and some of the Corporation's officers and directors are directors or officers of corporations or members of partnerships which are customers of the Corporation's subsidiary bank. As such customers, they had transactions in the ordinary course of business in 1995 with said bank, including borrowings, all of which were substantially on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features.

                                    PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a) (1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Corporation and its subsidiary are included in Part II, Item 8:

         Consolidated Balance Sheets--December 31, 1995 and 1994.

         Consolidated Statement of Income--Years Ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows--Years Ended December 31, 1995,
         1994, and 1993.

         Consolidated and Parent Company Statements of Changes in Stockholders'
         Equity.

The following parent company only financial statements for the First Pulaski
National Corporation are included in Part II, Item 8:

         Balance Sheets--December 31, 1995 and 1994.

         Statements of Income--Years Ended December 31, 1995, 1994 and 1993.

         Statements of Cash Flows--Years Ended December 31, 1995, 1994 and 1993.


14(a) (3) Listing of Exhibits

Statement Regarding Computation of Per Share Earnings - Included in Note L to
Financial Statements, Part II, Item 8.

Consent of Putman & Hancock, Certified Public Accountants - Included in items referenced in paragraph (c) of this item, on following pages.


14(b) Reports on Form 8-K

During the last quarter of 1995, no Form 8-K reports were required to be filed.


14(c) Exhibits

Exhibits are attached following signature pages.


14(d) Other Financial Statement Schedules

All other schedules to the consolidated financial statements required by
Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      First Pulaski National Corporation
                                      ----------------------------------
                                                (Registrant)



Date:    3-12-96                      By: /s/ Parmenas Cox
      -----------------                   ------------------------------
                                          Parmenas Cox, Senior Chairman




Date:    3-12-96                      By: /s/ Robert M. Curry
      -----------------                   ------------------------------
                                          Robert M. Curry, Chairman




Date:    3-12-96                      By: /s/ Glen Lamar
      -----------------                   ------------------------------
                                          Glen Lamar, Secretary/Treasure


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the succeeding page by the following persons on behalf of the registrant and in the capacities indicated.



/s/ David E. Bagley                       /s/ Johnny Bevill
------------------------------            ------------------------------
David E. Bagley, Director                 Johnny Bevill, Director



/s/ James K. Blackburn IV                 /s/ Wade Boggs
------------------------------            ------------------------------
James K. Blackburn IV, Director           Wade Boggs, Director



/s/ James H. Butler                       /s/ Thomas L. Cardin
------------------------------            ------------------------------
James H. Butler, Director                 Thomas L. Cardin, Director



/s/ Joyce F. Chaffin                      /s/ Parmenas Cox
------------------------------            ------------------------------
Joyce F. Chaffin, Director                Parmenas Cox, Director



/s/ Robert M. Curry                       /s/ G. G. Dugger DDS
------------------------------            ------------------------------
Robert M. Curry, Director                 Greg G. Dugger DDS, Director



/s/ Joe Dunavant                          /s/ Charles D. Haney MD
------------------------------            ------------------------------
Joe Dunavant, Director                    Charles D. Haney MD, Director



/s/ Gary Harrison                         /s/ Morris Ed Harwell
------------------------------            ------------------------------
Gary Harrison, Director                   Morris Ed Harwell, Director



/s/ R. M. Harwell                         /s/ James Rand Hayes
------------------------------            ------------------------------
R. M. Harwell, Director                   James Rand Hayes, Director



/s/ William R. Horne                      /s/ Glen Lamar
------------------------------            ------------------------------
William R. Horne, Director                Glen Lamar, Director



/s/ D. Clayton Lee                        /s/ Kenneth R. Lowry
------------------------------            ------------------------------
D. Clayton Lee, Director                  Kenneth R. Lowry, Director



/s/ Beatrice J. McElroy                   /s/ William A. McNairy
------------------------------            ------------------------------
Beatrice J. McElroy, Director             William A. McNairy, Director



/s/ W. Harwell Murrey MD                  /s/ Stephen F. Speer
------------------------------            ------------------------------
W. Harwell Murrey MD, Director            Stephen F. Speer, Director



/s/ W. E. Walters                         /s/ Bill Yancey
------------------------------            ------------------------------
W. E. Walters, Director                   Bill Yancey, Director

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                            PAGE
-------                                                           ----


   24      Consent of Putman & Hancock, Certified Public
           Accountants........................................     54

   27      Financial Data Schedule............................     55
