Form 10-Q
period 1996-03-31
FIRST PULASKI NATIONAL CORP
filed 1996-05-14
CIK 354706

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      March 31, 1996
                                  ------------------------------------------


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

          Common Stock, $1.00 par value -- 302,818 Shares Outstanding


                               PAGE 1 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
    Item 1.  Financial Statements.

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                     March 31,  December 31,
                                                       1996         1995
      ASSETS                                      ------------ ------------
    Cash and due from banks                         $7,516,561   $8,767,525
    Federal funds sold                              14,105,910   10,231,642
                                                  ------------ ------------
      Cash and cash equivalents                     21,622,471   18,999,167
    Interest bearing balances with banks                     0      100,000
    Securities available for sale                   42,260,464   41,533,475
    Securities held to maturity                     18,048,305   17,389,119
    Net loans and leases                           153,633,155  150,934,127
    Bank premises and equipment                      7,136,044    7,239,935
    Accrued interest receivable                      3,529,652    3,383,798
    Prepayments and other assets                     2,009,869    1,862,047
    Other real estate owned                            108,458      110,058
                                                  ------------ ------------
      TOTAL ASSETS                                $248,348,418 $241,551,726
                                                  ============ ============
      LIABILITIES
    Deposits
      Non-interest bearing balances                $27,820,248  $27,784,716
      Interest bearing balances                    185,835,884  179,624,823
                                                  ------------ ------------
                                                   213,656,132  207,409,539
    Other borrowed funds                             1,946,101    1,312,788
    Accrued taxes                                      561,394      111,713
    Accrued interest on deposits                     1,669,843    1,792,560
    Accrued profit sharing expense                     112,110      131,341
    Other liabilities                                  476,929      461,990
                                                  ------------ ------------
      TOTAL LIABILITIES                            218,422,509  211,219,931
                                                  ------------ ------------
      STOCKHOLDERS' EQUITY
    Common Stock, $1.00 par; authorized 1,800,000
      shares; 302,818 and 308,261 shares issued
      and outstanding, respectively                    302,818      308,261
    Capital Surplus                                  5,400,278    6,145,969
    Retained Earnings                               24,082,883   23,579,610
    Unrealized gains on securities                     139,930      297,955
                                                  ------------ ------------
      TOTAL STOCKHOLDERS' EQUITY                    29,925,909   30,331,795
                                                  ------------ ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $248,348,418 $241,551,726
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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                     For Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1996         1995
                                                       ----         ----
    INTEREST INCOME:
         Loans, including fees                      $4,218,468   $3,522,279
         Investment securities                         858,753      900,017
         Deposits                                        1,823            0
         Federal funds sold                            152,793      143,264
                                                    ----------   ----------
              TOTAL INTEREST INCOME                  5,231,837    4,565,560

    INTEREST EXPENSE:
         Interest on Deposits:
            NOW accounts                               107,905      120,366
            Savings and MMDA                           195,225      204,169
            Time                                     1,893,246    1,481,688
         Borrowed funds                                 22,573       17,159
                                                    ----------   ----------
              TOTAL INTEREST EXPENSE                 2,218,949    1,823,382
                                                    ----------   ----------

              NET INTEREST INCOME                    3,012,888    2,742,178

              Provision for loan losses                100,000       41,437
                                                    ----------   ----------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                        2,912,888    2,700,741
                                                    ----------   ----------
    OTHER INCOME:
         Service charges on deposit accounts           340,313      324,618
         Other service charges and fees                 91,302      108,064
         Security (losses)                                (323)           0
         Other miscellaneous income                     28,088       60,866
                                                    ----------   ----------
              TOTAL OTHER INCOME                       459,380      493,548
                                                    ----------   ----------








                               PAGE 3 OF 15 PAGES


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                     For Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1996         1995
                                                       ----         ----
    OTHER EXPENSES:
         Salaries and employee benefits              1,019,069      943,534
         Occupancy, net                                213,840      215,614
         Furniture and equipment                       172,103      173,219
         Advertising and public relations               92,420      127,342
         Other operating                               311,565      450,784
                                                    ----------   ----------
              TOTAL OTHER EXPENSES                   1,808,997    1,910,493
                                                    ----------   ----------

    Income before income taxes                      $1,563,271   $1,283,796

    Applicable income taxes                            575,489      473,173
                                                    ----------   ----------
              NET INCOME                              $987,782     $810,623
                                                    ==========   ==========



    PER SHARE DATA:

     Net income per
      share                                              $3.24        $2.66

     Dividends per share                                 $1.60        $1.25

     Number of shares                                  304,570      304,967
                                                    ==========   ==========


                               PAGE 4 OF 15 PAGES

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

    Item 1.  Financial Statements.  (Continued)

                                      STOCKHOLDER'S EQUITY

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                           For the Three Months Ended March 31, 1996




                                                                   Unrealized
                                                                  Gains/<Losses>
                                Common     Capital     Retained   on Securities    Total
                                 Stock     Surplus     Earnings    Net of Taxes
                              ---------------------------------------------------------------
    Balance, December 31,
         1995                   $308,261  $6,145,969  $23,579,610     $297,955   $30,331,795

    Net Income                                            987,782                    987,782

    Cash Dividends
      ($1.60 per share)                                  (484,509)                  (484,509)

    Common Stock Issued           (5,443)     15,793                                  10,350

    Common Stock Repurchased                (761,484)                               (761,484)

    Change in unrealized gains
      <losses> on securities,
      net of tax                                                      (158,025)     (158,025)
                               ---------  ----------  -----------  -----------   -----------
    Balance,
     March 31, 1996             $302,818  $5,400,278  $24,082,883     $139,930   $29,925,909
                               =========  ==========  ===========  ===========   ===========



                                      PAGE 5 OF 15 PAGES

                                PART I - FINANCIAL INFORMATION
                                ------------------------------

       Item 1.  Financial Statements.  (Continued)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)




                                                                 For Three Months Ended
                                                                        March 31,

                                                                  1996           1995
                                                                  ----           ----

       Cash Flows From Operating Activities:

         Net Income                                             $987,782      $810,623
         Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
           Provision for loan losses                             100,000        41,437
           Depreciation of premises and equipment                169,848       181,525
           Amortization and accretion of investment
             securities, net                                      64,534       110,780
           Security losses, net                                      323             0
           (Increase) decrease in interest receivable           (145,854)        9,456
           Increase in prepaid expenses                          (54,815)     (148,100)
           Increase in other assets                              (11,601)      (19,052)
           Increase (decrease) in accrued interest payable      (122,717)       94,905
           Increase in accrued taxes                             449,681       186,927
           Increase (decrease) in other liabilities              (44,605)      175,909
                                                            ------------   ------------
              Net Cash From Operating Activities               1,392,576     1,444,410


       Cash Flows From Investing Activities:

           Proceeds from maturity of investment
             securities                                        5,880,857     8,133,333
           Purchase of investment securities                  (7,571,322)   (1,173,709)
           Decrease in interest bearing deposits                 100,000       250,075
           Net increase in loans                              (2,758,714)   (3,651,968)
           Capital expenditures                                  (65,957)     (453,883)
           Other real estate acquired, net                         1,600         5,783
                                                            ------------   ------------
              Net Cash From (Used by) Investing Activities    (4,413,536)    3,109,631


       Cash Flows From Financing Activities:

           Net increase in deposits                            6,246,593    13,463,227
           Cash dividends paid                                  (484,509)     (381,229)
           Proceeds from issuance of common stock                 10,350         9,344
           Payments to repurchase shares                        (761,484)            0
           Proceeds from borrowing                               660,000             0
           Borrowings repaid                                     (26,686)      (21,118)
                                                            ------------   ------------
              Net Cash From Financing Activities               5,644,264    13,070,224
                                                            ------------   ------------

       Net Increase in Cash and Cash Equivalents               2,623,304    17,624,265

       Cash and Cash Equivalents at Beginning of Period       18,999,167    10,058,949
                                                            ------------   ------------
       Cash and Cash Equivalents at End of Period            $21,622,471   $27,683,214
                                                            ============   ============


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

         Reference is made to the report of the registrant on Form 10-K for the year ending December 31, 1995, which report was filed with the

    Securities and Exchange Commission on or about March 30, 1996.

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

         Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $16,361,594 at March 31,


                               PAGE 7 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    1996, representing 27.1 percent of the investment securities portfolio as compared to the 23.2 percent level of one year earlier. Other sources of liquidity include maturing loans and federal funds sold.

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

         Under these guidelines, total capital consists of Tier I capital

    (core capital, primarily stockholders' equity) and Tier II capital

    (supplementary capital, including certain qualifying debt instruments and the loan loss reserve).  Assets are assigned risk weights ranging from 0 percent to 100 percent depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items.  Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus

    Tier II) to total risk-weighted assets ratio of at least 8.00 percent,

    and a Tier I capital to total assets ratio (leverage ratio) of at


                               PAGE 8 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at March 31, 1996 and December 31, 1995.


                                                    March 31,   December 31,
                                                       1996         1995
                                                  ------------ ------------
                                                  (in thousands of dollars)

    Tier I Capital to Risk-Weighted Assets:
      Tier I capital                                    29,783       30,034
      Risk-weighted assets                             168,842      164,697
      Tier I capital to risk-weighted assets             17.64%       18.24%
      Regulatory requirement                              4.00%        4.00%

    Total Capital to Risk-Weighted Assets:
      Total capital (Tier I plus Tier II)               31,894       32,092
      Risk-weighted assets                             168,842      164,697
      Total capital to risk-weighted assets              18.89%       19.49%
      Regulatory requirement                              8.00%        8.00%

    Tier I Capital to Total Assets (Leverage Ratio)
      Tier I capital                                    29,783       30,034
      Total assets                                     248,348      241,552
      Tier I capital to total assets                     11.99%       12.43%
      Regulatory requirement                              3.00%        3.00%

         The Board of Directors authorized the Company to repurchase up to

    5,518 shares of First Pulaski National Corporation common stock from the estate of an investor at a cost of $761,484.


         (c)  Results of Operations

         Net income of the registrant was $987,782 in the first three months of 1996.  This amounted to an increase of $177,159, or 21.9 percent as compared to the first three months of 1995.  The increase in net income resulted primarily from a significant increase in net interest


                               PAGE 9 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    income over 1995.  Net interest income was greater mainly due to an increase in income earned on loans, including fees.  Interest expense,

    the rates paid on interest-bearing liabilities, showed increases over the same period as well, largely due to interest paid on time deposits,

    but was materially offset by interest income earned.  Other income showed a slight decrease from same period last year mainly because of a reduction in other service charges, fees and miscellaneous income.

    However, the decrease had minimal effect in that total other expenses were down by a greater degree.  The decrease in other expenses resulted from lesser advertising, public relations and other operating costs with salaries and employee benefits slightly higher than in March of 1995.

         Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

    The net interest income of the registrant for the three month period ending March 31, 1996 increased by $270,710, or 9.9 percent, as compared to the same period of 1995, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

         Income before taxes increased by $279,475, or 21.8 percent as compared to the same period from prior year.  The increase in applicable income taxes was $102,316, or 21.6 percent.

         On a per share basis, income was $3.24 per share based on 304,570


                               PAGE 10 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    shares for the first three months of 1996 as compared to $2.66 per share on 304,967 shares for the first three months of 1995.

         Non-performing assets at December 31, 1995 included $110 thousand in other real estate owned, $208 thousand in non-accrual loans, and

    $210 thousand in loans past due ninety days or more as to interest or principle payment.  Additionally, there were no restructured loans at year-end.  At March 31, 1996, the corresponding figures were $108 thousand in other real estate owned, $434 thousand in non-accrual loans,

    $220 thousand in loans past due ninety days or more, and $62 thousand in loans restructured but in compliance with modified terms.  Although there was a slight increase in non-accrual loans from December 31, 1995,

    the allowance for loan losses totaling $2,132 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

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


                               PAGE 11 OF 15 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


         On January 1, 1995, the Company adopted FASB Statements No. 114 and

    No. 118, both of which deal with accounting by creditors for impairment of loans. Statements No. 114 and No. 118 provide new rules for measuring impairment losses on loans.  As of the first quarter of 1996, the

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


         (b)  No Form 8-K Reports were required to be filed during the first quarter of 1996.



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




    Date:  May 13, 1996              /s/ Robert M. Curry
           ----------------          ---------------------------------------
                                     Robert M. Curry, Chairman of the Board
                                     and Chief Executive Officer



    Date:  May 13, 1996              /s/ Glen Lamar
           ----------------          ---------------------------------------
                                     Glen Lamar, Secretary/Treasurer





                               PAGE 14 OF 15 PAGES

          INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
          ------------------------------------------------------------

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
              ---------------------------------------------------


    (11)  Statement re computation of per share earnings

    (27)  Financial Data Schedules





                               PAGE 15 OF 15 PAGES