Form 10-Q
period 1996-06-30
FIRST PULASKI NATIONAL CORP
filed 1996-08-13
CIK 354706

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       June 30, 1996
                                  ------------------------------------------


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

          Common Stock, $1.00 par value -- 303,518 Shares Outstanding


                               PAGE 1 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                     June 30,   December 31,
                                                       1996         1995
      ASSETS                                      ------------ ------------
    Cash and due from banks                         $9,086,822   $8,767,525
    Federal funds sold                               6,513,234   10,231,642
                                                  ------------ ------------
      Cash and cash equivalents                     15,600,056   18,999,167
    Interest bearing balances with banks                     0      100,000
    Securities available for sale                   41,870,771   41,533,475
    Securities held to maturity                     20,602,549   17,389,119
    Net loans and leases                           158,160,450  150,934,127
    Bank premises and equipment                      7,165,389    7,239,935
    Accrued interest receivable                      3,481,195    3,383,798
    Prepayments and other assets                     2,186,219    1,862,047
    Other real estate owned                             93,258      110,058
                                                  ------------ ------------
      TOTAL ASSETS                                $249,159,887 $241,551,726
                                                  ============ ============
      LIABILITIES
      -----------
    Deposits
      Non-interest bearing balances                $30,582,327  $27,784,716
      Interest bearing balances                    183,804,497  179,624,823
                                                  ------------ ------------
                                                   214,386,824  207,409,539
    Other borrowed funds                             1,913,509    1,312,788
    Accrued taxes                                      225,830      111,713
    Accrued interest on deposits                     1,732,888    1,792,560
    Accrued profit sharing expense                     113,906      131,341
    Other liabilities                                  466,608      461,990
                                                  ------------ ------------
      TOTAL LIABILITIES                            218,839,565  211,219,931
                                                  ------------ ------------
      STOCKHOLDERS' EQUITY
      --------------------
    Common Stock, $1.00 par; authorized 1,800,000
      shares; 303,518 and 308,261 shares issued
      and outstanding, respectively                    303,518      308,261
    Capital Surplus                                  5,492,678    6,145,969
    Retained Earnings                               24,637,535   23,579,610
    Unrealized gains (losses) on securities           (113,409)     297,955
                                                  ------------ ------------
      TOTAL STOCKHOLDERS' EQUITY                    30,320,322   30,331,795
                                                  ------------ ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $249,159,887 $241,551,726
                                                  ============ ============


                               PAGE 2 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                           For Three Months Ended     For Six Months Ended
                                  June 30,                  June 30,
                           ----------------------    ----------------------
                             1996         1995         1996         1995
                             ----         ----         ----         ----
    INTEREST INCOME:
     Loans, including
      fees                $4,297,459   $3,935,317   $8,515,927   $7,457,596
     Investment
      securities             923,600      774,738    1,782,353    1,674,755
     Deposits                      0            0        1,823            0
     Federal funds sold      134,778      245,038      287,571      388,302
                          ----------   ----------   ----------   ----------
                           5,355,837    4,955,093   10,587,674    9,520,653

    INTEREST EXPENSE:
     Interest on deposits:
      NOW accounts            99,688      199,019      207,593      319,385
      Savings and MMDA       183,696      175,747      378,921      379,916
      Time                 1,891,667    1,751,134    3,784,913    3,232,822
     Borrowed funds           29,905       16,844       52,478       34,003
                          ----------   ----------   ----------   ----------
                           2,204,956    2,142,744    4,423,905    3,966,126
                          ----------   ----------   ----------   ----------

    NET INTEREST INCOME    3,150,881    2,812,349    6,163,769    5,554,527

    Loan loss provision      153,000       38,185      253,000       79,622
                          ----------   ----------   ----------   ----------
    NET INTEREST INCOME
    AFTER PROVISION FOR
    LOAN LOSSES            2,997,881    2,774,164    5,910,769    5,474,905
                          ----------   ----------   ----------   ----------
    OTHER INCOME:
     Service charges on
      deposit accounts       380,374      364,185      720,687      688,803
     Other service
      charges and fees        77,286      106,903      168,588      214,967
     Security gains
      (losses)              (100,293)       4,300     (100,616)       4,300
     Other                   142,587      158,500      170,675      219,366
                          ----------   ----------   ----------   ----------
                             499,954      633,888      959,334    1,127,436
                          ----------   ----------   ----------   ----------


                               PAGE 3 OF 16 PAGES



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                           For Three Months Ended     For Six Months Ended
                                  June 30,                  June 30,
                           ----------------------    ----------------------
                             1996         1995         1996         1995
                             ----         ----         ----         ----
    OTHER EXPENSES:
     Salaries and
      employee benefits    1,039,669    1,012,048    2,058,738    1,955,582
     Occupancy, net          204,416      185,256      418,256      400,870
     Furniture and
      equipment              186,970      183,587      359,073      356,806
     Advertising and
      public relations        99,158      134,759      191,578      262,101
     Other operating         354,553      465,156      666,118      915,940
                          ----------   ----------   ----------   ----------
                           1,884,766    1,980,806    3,693,763    3,891,299
                          ----------   ----------   ----------   ----------

    Income before
     income taxes         $1,613,069   $1,427,246   $3,176,340   $2,711,042

    Applicable income
     taxes                   572,788      471,178    1,148,277      944,351
                          ----------   ----------   ----------   ----------
    NET INCOME            $1,040,281     $956,068   $2,028,063   $1,766,691
                          ==========   ==========   ==========   ==========



    PER SHARE DATA:

     Net income per
      share                    $0.69        $0.63        $1.33        $1.16

     Dividends per share       $0.32        $0.30        $0.64        $0.55

     Number of shares      1,515,845    1,525,985    1,519,350    1,525,415
                          ==========   ==========    ==========   ==========

                               PAGE 4 OF 16 PAGES

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

    Item 1.  Financial Statements.  (Continued)

                                      STOCKHOLDER'S EQUITY

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                             For the Six Months Ended June 30, 1996




                                                                   Unrealized
                                                                  Gains/<Losses>
                                Common     Capital     Retained   on Securities    Total
                                 Stock     Surplus     Earnings    Net of Taxes
                              ---------------------------------------------------------------
    Balance, December 31,
         1995                   $308,261  $6,145,969  $23,579,610     $297,955   $30,331,795

    Net Income                                          2,028,063                  2,028,063

    Cash Dividends
      ($3.20 per share)                                  (970,138)                  (970,138)

    Common Stock Issued              775     102,675                                 103,450

    Common Stock Repurchased      (5,518)   (755,966)                               (761,484)

    Change in unrealized gains
      <losses> on securities,
      net of tax                                                      (411,364)     (411,364)
                               ---------  ----------  -----------  -----------   -----------
    Balance,
     June 30, 1996              $303,518  $5,492,678  $24,637,535    ($113,409)  $30,320,322
                               =========  ==========  ===========  ===========   ===========

                                PAGE 5 OF 16 PAGES

                                PART I - FINANCIAL INFORMATION
                                ------------------------------

       Item 1.  Financial Statements.  (Continued)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)




                                                                 For Six Months Ended
                                                                         June 30,

                                                                  1996           1995
                                                                  ----           ----

       Cash Flows From Operating Activities:

         Net Income                                           $2,028,063     $1,766,691
         Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
           Provision for loan losses                             253,000         79,622
           Depreciation of premises and equipment                354,822        378,274
           Amortization and accretion of investment
             securities, net                                     120,657        214,347
           Security (gains) losses, net                          100,616         (4,300)
           Gains from sale of other real estate                   (3,166)             0
           Increase in interest receivable                       (97,397)      (635,099)
           Increase in prepaid expenses                          (80,329)      (173,719)
           Increase in other assets                              (31,929)       (30,577)
           Increase (decrease) in accrued interest payable       (59,672)       430,075
           Increase in accrued taxes                             114,118         98,213
           Increase (decrease) in other liabilities              (58,828)       377,867
                                                            ------------   ------------
              Net Cash From Operating Activities               2,639,955      2,501,394


       Cash Flows for Investing Activities:

           Proceeds from maturity of investment
             securities                                        7,734,325     16,808,326
           Proceeds from sale of investment securities        11,967,501              0
           Proceeds from sale of other real estate                17,166              0
           Purchase of investment securities                 (24,097,106)    (6,837,739)
           Decrease in interest bearing deposits                 100,000        250,075
           Net increase in loans                              (7,433,310)    (9,795,586)
           Principal payments received under leases                    0             23
           Capital expenditures                                 (280,276)      (653,438)
           Other real estate acquired, net                         2,800          7,510
                                                            ------------   ------------
              Net Cash Used by Investing Activities          (11,988,900)      (220,829)


       Cash Flows From Financing Activities:

           Net increase in deposits                            6,977,284     17,873,737
           Cash dividends paid                                  (970,137)      (839,678)
           Proceeds from issuance of common stock                103,450         92,544
           Payments to repurchase shares                        (761,484)             0
           Proceeds from borrowings                              670,809              0
           Borrowings repaid                                     (70,088)       (42,553)
                                                            ------------   ------------
              Net Cash From Financing Activities               5,949,834     17,084,050
                                                            ------------   ------------

       Net Increase in Cash and Cash Equivalents              (3,399,111)    19,364,615

       Cash and Cash Equivalents at Beginning of Period       18,999,167     10,058,949
                                                            ------------   ------------
       Cash and Cash Equivalents at End of Period            $15,600,056    $29,423,564
                                                            ============   ============

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

         Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $14,885,388 at June 30,


                               PAGE 7 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    1996, representing 23.8 percent of the investment securities portfolio as compared to the 17.7 percent level of one year earlier.  Other sources of liquidity include maturing loans and federal funds sold.

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


                               PAGE 8 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at June 30, 1996 and December 31, 1995.



                                                     June 30,   December 31,
                                                       1996         1995
                                                  ------------ ------------
                                                  (in thousands of dollars)
    Tier I Capital to Risk-Weighted Assets:
      Tier I capital                                    30,431       30,034
      Risk-weighted assets                             174,279      164,697
      Tier I capital to risk-weighted assets             17.46%       18.24%
      Regulatory requirement                              4.00%        4.00%

    Total Capital to Risk-Weighted Assets:
      Total capital (Tier I plus Tier II)               32,609       32,092
      Risk-weighted assets                             174,279      164,697
      Total capital to risk-weighted assets              18.71%       19.49%
      Regulatory requirement                              8.00%        8.00%

    Tier I Capital to Total Assets (Leverage Ratio)
      Tier I capital                                    30,431       30,034
      Total assets                                     249,160      241,552
      Tier I capital to total assets                     12.21%       12.43%
      Regulatory requirement                              3.00%        3.00%


         Effective April 18, 1996, the Board of Directors declared a five-

    for-one stock split of the common stock effected in the form of a stock dividend to shareholders of record on July 1, 1996.  The aggregate par value of the additional shares($1,214,072) was transferred from retained earnings to the common stock account.


         (c)  Results of Operations

         Net income of the registrant was $2,028,063 in the first six months of 1996.  This amounted to an increase of $261,372, or 14.8


                               PAGE 9 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    percent, compared to the first six months of 1995.  Net income was higher, as compared to the same period last year, largely due to net interest income.  Net interest income increased mainly because of significant growth in income earned on investment securities and loans,

    including fees.  This growth more than offset the rise in interest expense, which resulted primarily from an increase in interest paid on time deposits as compared to June 1995.  Other income for the first six months showed a decrease from the same period last year mainly because of a reduction in other service charges, fees and miscellaneous income,

    as well as a loss on sale of investment securities.  However, this decrease had minimal effect in that total other expenses were down by a greater degree.  This was the result of a reduction in advertising,

    public relations and other operating costs with occupancy, salaries and employee benefits slightly higher than in June 1995.

         Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

    The net interest income of the registrant for the six month period ending June 30, 1996 increased by $609,242, or 11.0 percent, as compared to the same period of 1995, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

         Income before taxes increased by $465,298 or 17.2 percent as


                               PAGE 10 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Result of Operations.   (Continued)


    compared to the same period from prior year.  The increase in applicable income taxes was $203,926, or 21.6 percent.

         On a per share basis, net income was $1.33 per share based on

    1,519,350 shares for the first six months of 1996 as compared to $1.16 per share on 1,525,415 shares for the first six months of 1995.  These per share figures have been restated to reflect the increased number of common shares resulting from the stock split approved April 18, 1996 and to take effect July 1, 1996.

         Non-performing assets at December 31, 1995 included $110 thousand in other real estate owned, $208 thousand in non-accrual loans, and

    $210 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at year-end.  At June 30, 1996, the corresponding figures were $93 thousand in other real estate owned, $449 thousand in non-accrual loans,  $395 thousand in loans past due ninety days or more, and no loans restructured.  Although there was a slight increase in nonaccrual loans from December 31, 1995, the allowance for loan losses totaling $2,189 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

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

         On January 1, 1995, the Company adopted FASB Statements No. 114 and

    No. 118, both of which deal with accounting by creditors for impairment of loans.  Statements No.114 and No.118 provide new rules for measuring impairment losses on loans.  As of the second quarter of 1996, the

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


    Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of the stockholders of the First Pulaski

    National Corporation was held on April 18, 1996.  All matters subject to a vote of security holders were furnished to security holders with sufficient advance notice as required.

         (b)  At the annual meeting of stockholders on April 18, 1996, the following Directors were elected to one year terms of membership:

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

         (c)  Among matters brought to a vote of stockholders was the approval of a Charter Ammendment which would increase the authorized shares of common stock from 1,800,000 to 10,000,000.  Of the 257,875 shares represented in person or by proxy,  the vote was 252,371 for,


                               PAGE 13 OF 16 PAGES

                           PART II - OTHER INFORMATION
                           ---------------------------

    Item 4.  Submission of Matters to a Vote of Security Holders (Continued)


    4,238 against, and 1,266 abstaining.

         Also brought to a vote was the election of Putman and Hancock,

    Certified Public Accountants, as external auditors for the ensuing year.  This matter was also passed with votes of 253,637 for, 0 against,

    and 325 abstaining.


    Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Following the signature page of this report on Form 10-Q is an Index of Exhibits listed according to the numbers assigned to such exhibits as shown on Table II of Regulation S-K.


         (b)  No Form 8-K Reports were required to be filed during the second quarter of 1996.



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




    Date:  August 13, 1996           /s/ Robert M. Curry
           ----------------          ---------------------------------------
                                     Robert M. Curry, Chairman of the Board
                                     and Chief Executive Officer


    Date:  August 13, 1996           /s/ Glen Lamar
           ----------------          ---------------------------------------
                                     Glen Lamar, Secretary/Treasurer






                               PAGE 15 OF 16 PAGES

          INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
          ------------------------------------------------------------

                   FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996
                 ------------------------------------------------


    (11)  Statement regarding computation of per share earnings

    (27)  Financial Data Schedules






                               PAGE 16 OF 16 PAGES