Form 10-Q
period 1996-09-30
FIRST PULASKI NATIONAL CORP
filed 1996-11-14
CIK 354706

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      September 30, 1996
                                  ------------------------------------------


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

          Common Stock, $1.00 par value -- 1,521,655 Shares Outstanding


                               PAGE 1 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
    Item 1.  Financial Statements.

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                  September 30, December 31,
                                                       1996         1995
      ASSETS                                      ------------ ------------
    Cash and due from banks                        $10,702,158   $8,767,525
    Federal funds sold                               6,340,161   10,231,642
                                                  ------------ ------------
      Cash and cash equivalents                     17,042,319   18,999,167
    Interest bearing balances with banks                     0      100,000
    Securities available for sale                   41,930,795   41,533,475
    Securities held to maturity                     19,153,396   17,389,119
    Net loans and leases                           156,960,301  150,934,127
    Bank premises and equipment                      7,174,659    7,239,935
    Accrued interest receivable                      3,510,372    3,383,798
    Prepayments and other assets                     2,275,816    1,862,047
    Other real estate owned                             92,058      110,058
                                                  ------------ ------------
      TOTAL ASSETS                                $248,139,716 $241,551,726
                                                  ============ ============
      LIABILITIES
    Deposits
      Non-interest bearing balances                $31,829,625  $27,784,716
      Interest bearing balances                    180,857,613  179,624,823
                                                  ------------ ------------
                                                   212,687,238  207,409,539
    Other borrowed funds                             1,880,416    1,312,788
    Accrued taxes                                      315,537      111,713
    Accrued interest on deposits                     1,636,833    1,792,560
    Accrued profit sharing expense                     127,879      131,341
    Other liabilities                                  469,326      461,990
                                                  ------------ ------------
      TOTAL LIABILITIES                            217,117,229  211,219,931
                                                  ------------ ------------
      STOCKHOLDERS' EQUITY
    Common Stock, $1.00 par; authorized 10,000,000
      shares; 1,521,655 and 1,541,305 shares
      issued and outstanding, respectively           1,521,655    1,541,305
    Capital Surplus                                  5,614,667    6,145,969
    Retained Earnings                               23,936,832   22,346,566
    Unrealized gains (losses) on securities            (50,667)     297,955
                                                  ------------ ------------
      TOTAL STOCKHOLDERS' EQUITY                    31,022,487   30,331,795
                                                  ------------ ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $248,139,716 $241,551,726
                                                  ============ ============

                               PAGE 2 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                           For Three Months Ended     For Nine Months Ended
                                September 30,             September 30,
                           ----------------------    ----------------------
                             1996         1995         1996         1995
                             ----         ----         ----         ----
    INTEREST INCOME:
     Loans, including
      fees                $4,399,907   $4,092,552  $12,915,834  $11,550,148
     Investment
      securities             922,573      796,902    2,704,926    2,471,657
     Deposits                      0            0        1,823            0
     Federal funds sold       97,158      230,388      384,729      618,690
                          ----------   ----------   ----------   ----------
                           5,419,638    5,119,842   16,007,312   14,640,495

    INTEREST EXPENSE:
     Deposits:
      NOW accounts            93,797      122,707      301,390      442,092
      Savings and MMDA       185,627      193,467      564,548      573,383
      Time                 1,845,602    1,882,150    5,630,515    5,114,972
     Notes payable            29,404       16,523       81,882       50,526
                          ----------   ----------   ----------   ----------
                           2,154,430    2,214,847    6,578,335    6,180,973
                          ----------   ----------   ----------   ----------

    NET INTEREST INCOME    3,265,208    2,904,995    9,428,977    8,459,522

    Loan loss provision      300,000       64,027      553,000      143,649
                          ----------   ----------   ----------   ----------
    NET INTEREST INCOME
    AFTER PROVISION FOR
    LOAN LOSSES            2,965,208    2,840,968    8,875,977    8,315,873
                          ----------   ----------   ----------   ----------
    OTHER INCOME:
     Service charges on
      deposit accounts       387,297      324,806    1,107,984    1,013,609
     Other service
      charges and fees       108,459      107,339      277,047      322,306
     Security gains
      (losses)                     0      (50,543)    (100,616)     (46,243)
     Other                    25,407       83,817      196,082      303,183
                          ----------   ----------   ----------   ----------
                             521,163      465,419    1,480,497    1,592,855
                          ----------   ----------   ----------   ----------


                               PAGE 3 OF 16 PAGES


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                           For Three Months Ended     For Nine Months Ended
                                September 30,             September 30,
                           ----------------------    ----------------------
                             1996         1995         1996         1995
                             ----         ----         ----         ----
    OTHER EXPENSES:
     Salaries and
      employee benefits    1,038,860      973,078    3,097,598    2,928,660
     Occupancy, net          195,080      201,890      613,336      602,760
     Furniture and
      equipment              197,876      200,176      556,949      556,982
     Advertising and
      public relations        99,864      108,375      291,442      370,476
     Other operating         322,659      288,747      988,777    1,204,687
                          ----------   ----------   ----------   ----------
                           1,854,339    1,772,266    5,548,102    5,663,565
                          ----------   ----------   ----------   ----------

    Income before
     income taxes         $1,632,032   $1,534,121   $4,808,372   $4,245,163

    Applicable income
     taxes                   567,112      535,118    1,715,389    1,479,469
                          ----------   ----------   ----------   ----------
    NET INCOME            $1,064,920     $999,003   $3,092,983   $2,765,694
                          ==========   ==========   ==========   ==========



    PER SHARE DATA:

     Net income per
      share                    $0.70        $0.65        $2.04        $1.81

     Dividends per share       $0.35        $0.30        $0.99        $0.85

     Number of shares      1,519,484    1,538,570    1,519,393    1,529,847
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

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

    Item 1.  Financial Statements.  (Continued)

                                      STOCKHOLDER'S EQUITY

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                          For the Nine Months Ended September 30, 1996




                                                                   Unrealized
                                                                  Gains/<Losses>
                                Common     Capital     Retained   on Securities    Total
                                 Stock     Surplus     Earnings    Net of Taxes
                              ---------------------------------------------------------------
    Balance, December 31,
         1995                 $1,541,305  $6,145,969  $22,346,566     $297,955   $30,331,795

    Net Income                                          3,092,983                  3,092,983

    Cash Dividends
      ($0.99 per share)                                (1,502,717)                (1,502,717)

    Common Stock Issued            7,940     202,592                                 210,532

    Common Stock Repurchased     (27,590)   (733,894)                               (761,484)

    Change in unrealized gains
      <losses> on securities,
      net of tax                                                      (348,622)     (348,622)
                               ---------  ----------  -----------  -----------   -----------
    Balance,
     September 30, 1996       $1,521,655  $5,614,667  $23,936,832     ($50,667)  $31,022,487
                               =========  ==========  ===========  ===========   ===========


                                      PAGE 5 OF 16 PAGES

                                PART I - FINANCIAL INFORMATION
                                ------------------------------

       Item 1.  Financial Statements.  (Continued)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)




                                                                 For Nine Months Ended
                                                                      September 30,

                                                                  1996           1995
                                                                  ----           ----

       Cash Flows From Operating Activities:

         Net Income                                           $3,092,983     $2,765,694
         Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
           Provision for loan losses                             553,000        143,649
           Depreciation of premises and equipment                544,277        579,338
           Amortization and accretion of investment
             securities, net                                     171,508        306,183
           Deferred income taxes (benefits)                      (98,604)             0
           Security losses, net                                  100,616         46,243
           Gains from sale of other real estate                   (3,166)             0
           Increase in interest receivable                      (126,630)      (939,932)
           Increase in prepaid expenses                          (84,135)       (79,113)
           Increase in other assets                              (51,383)       (97,319)
           Increase (decrease) in accrued interest payable      (155,727)       692,691
           Increase in accrued taxes                             203,824        188,710
           Increase (decrease) in other liabilities             (218,021)       179,637
                                                            ------------   ------------
              Net Cash From Operating Activities               3,928,542      3,785,781


       Cash Flows for Investing Activities:

           Proceeds from maturity of investment
             securities                                        9,191,602     28,134,362
           Proceeds from sale of investment securities        11,967,501              0
           Proceeds from sale of other real estate                17,166              0
           Purchase of investment securities                 (24,121,039)   (18,996,136)
           Decrease in interest bearing deposits                 100,000        149,975
           Net increase in loans                              (6,357,279)   (12,794,156)
           Capital expenditures                                 (479,000)      (814,147)
           Other real estate acquired, net                         4,000         70,044
                                                            ------------   ------------
              Net Cash Used by Investing Activities           (9,677,049)    (4,250,058)


       Cash Flows From Financing Activities:

           Net increase in deposits                            5,277,699     16,209,569
           Cash dividends paid                                (1,502,717)    (1,301,282)
           Proceeds from issuance of common stock                210,532        361,600
           Payments to repurchase shares                        (761,484)             0
           Proceeds from borrowings                              670,810              0
           Borrowings repaid                                    (103,181)       (64,307)
                                                            ------------   ------------
              Net Cash From Financing Activities               3,791,659     15,205,580
                                                            ------------   ------------

       Net Increase in Cash and Cash Equivalents              (1,956,848)    14,741,303

       Cash and Cash Equivalents at Beginning of Period       18,999,167     10,058,949
                                                            ------------   ------------
       Cash and Cash Equivalents at End of Period            $17,042,319    $24,800,252
                                                            ============   ============

                                       PAGE 6 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 1.  Financial Statements.  (Continued)


         The interim financial statements furnished under this item reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.


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

    Securities and Exchange Commission on or about March 30, 1996.

         (a)  Liquidity

         Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is essential in the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.

         Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $18,239,704 at September 30,


                               PAGE 7 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    1996, representing 29.9 percent of the investment securities portfolio as compared to the 16.0 percent level of one year earlier. Other sources of liquidity include maturing loans and federal funds sold.

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


                               PAGE 8 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)




    least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at September 30, 1996 and December 31, 1995.


                                                  September 30, December 31,
                                                       1996         1995
                                                  ------------ ------------
                                                  (in thousands of dollars)
    Tier I Capital to Risk-Weighted Assets:
      Tier I capital                                    31,070       30,034
      Risk-weighted assets                             172,642      164,697
      Tier I capital to risk-weighted assets             18.00%       18.24%
      Regulatory requirement                              4.00%        4.00%

    Total Capital to Risk-Weighted Assets:
      Total capital (Tier I plus Tier II)               33,230       32,092
      Risk-weighted assets                             172,642      164,697
      Total capital to risk-weighted assets              19.25%       19.49%
      Regulatory requirement                              8.00%        8.00%

    Tier I Capital to Total Assets (Leverage Ratio)
      Tier I capital                                    31,070       30,034
      Total assets                                     248,140      241,552
      Tier I capital to total assets                     12.52%       12.43%
      Regulatory requirement                              3.00%        3.00%

         Effective April 18,1996, the Board of Directors declared a five-

    for-one stock split of the commom stock effected in the form of a stock dividend to shareholders of record on July 1, 1996.  The aggregate par value of the addional shares ($1,214,072) was transferred from retained earnings to the common stock account.  Information in the financial statements as to the number of shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.




                               PAGE 9 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


         (c)  Results of Operations

         Net income of the registrant amounted to $3,092,983 in the first nine months of 1996.  This amounted to an increase of $327,289, or

    11.8 percent, compared to the first nine months of 1995.  Net income was higher, as compared to the same period last year, largely due to increased net interest income.  Net interest income increased mainly because of significant growth in income earned on investment securities and loans, including fees.  This growth more than offset the rise in interest expense, which resulted primarily from an increase in interest paid on time deposits as compared to September 1995.  Other income for the first nine months showed a decrease from the same period last year mainly because of a reduction in other service charges, fees and miscellaneous income, as well as a loss on sale of investment securities.  However, this decrease had minimal effect in that total other expenses were down by a greater degree.  This was the result of reductions in advertising, public relations and other operation costs with occupancy expense, salaries and employee benefits slightly higher than in September 1995.

         Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

    The net interest income of the registrant for the nine month period ending September 30, 1996 increased by $969,455, or 11.5 percent, as compared to the same period of 1995, reflecting the fact that an


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

         The loan loss provision for the nine months ended September 30,

    1996, increased $409,351 over same period in 1995.  This increase was deemed necessary due to increased past due and nonaccrual loans,

    analysis of the loan portfolio and management's desire to be aggressive in providing, on a timely basis, a reserve sufficient to cover any potential losses.

         Income before taxes increased by $563,209, or 13.3 percent as compared to the same period from prior year.  The increase in applicable income taxes was $235,920, or 15.9 percent.

         On a per share basis, income was $2.04 per share based on 1,519,393 shares for the first nine months of 1996 as compared to $1.81 per share on 1,529,847 shares for the first nine months of 1995.  These per share figures have been restated to reflect the increased number of common shares resulting from the stock split approved April 18, 1996 and effective July 1, 1996.

         Non-performing assets at December 31, 1995 included $110 thousand in other real estate owned, $208 thousand in non-accrual loans, and

    $210 thousand in loans past due ninety days or more as to interest or principle payment.  Additionally, there were no restructured loans at year-end.  At September 30, 1996, the corresponding figures were $92 thousand in other real estate owned, $475 thousand in non-accrual loans,


                               PAGE 11 OF 16 PAGES

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    $418 thousand in loans past due ninety days or more, and no loans restructured.  Although there was an increase in nonaccrual and past due loans from December 31, 1995, the allowance for loan losses totaling

    $2,321 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

         On January 1, 1994, the Company adopted Statement of Financial

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

         On January 1, 1995, the Company adopted FASB Statements No. 114 and

    No. 118, both of which deal with accounting by creditors for impairment of loans. Statements No. 114 and No. 118 provide new rules for measuring impairment losses on loans.  As of the third quarter of 1996, the

    Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans.  The adoption of these statements had no material effect on the earnings or financial condition of the Company.




                               PAGE 12 OF 16 PAGES

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



                               PAGE 13 OF 16 PAGES

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


         (b)  No Form 8-K Reports were required to be filed during the third quarter of 1996.


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




    Date:  November 14, 1996          /s/ Robert M. Curry
           ----------------          ---------------------------------------
                                     Robert M. Curry, Chairman of the Board
                                     and Chief Executive Officer



    Date:  November 14, 1996          /s/ Glen Lamar
           ----------------          ---------------------------------------
                                     Glen Lamar, Secretary/Treasurer



                               PAGE 15 OF 16 PAGES

          INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
          ------------------------------------------------------------

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
              ---------------------------------------------------


    (11)  Statement re computation of per share earnings

    (27)  Financial Data Schedules







                               PAGE 16 OF 16 PAGES