Form 10-K
period 1996-12-31
FIRST PULASKI NATIONAL CORP
filed 1997-03-31
CIK 354706

U. S. Securities and Exchange Commission
                  Washington, D. C. 20549


                        FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934    [No Fee Required]

For the fiscal year ended December 31, 1996.

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of Common Stock, par value $1 per share, held by nonaffiliates of the Registrant as of February 15, 1997 was $33,333,750. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims.


Documents Incorporated by Reference:          None

 PART I

ITEM 1:  BUSINESS

First Pulaski National Corporation, (the Corporation) is a financial corporation engaged in general commercial and retail banking business which operates through one subsidiary bank.

The Corporation was organized under the laws of the State of Tennessee in 1981 and its only significant asset is the common stock of First National Bank of Pulaski (the Bank), headquartered in Pulaski, Tennessee.

All of the common stock of the Bank is owned by the Corporation.
At December 31, 1996, the Corporation and its subsidiary had combined total assets of $248,792,437.

The Corporation currently has long-term indebtedness of $1,846,814 in the form of notes payable to the Federal Home Loan Bank of Cincinnati. Note G to Financial Statements, Part II, Item 8, includes a detailed analysis of this debt. The Bank derives its primary source of funds from deposits and is the largest independent financial institution in Giles County, Tennessee. It has established two branches in adjacent Lincoln County, Tennessee.

As of February 15, 1997 the First National Bank of Pulaski had 157 employees, 24 of whom were part-time. The Corporation has no employees other than those employed by the Bank.


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

ITEM 2: PROPERTIES

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the corporation's headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years, including the addition of a theater complex in 1986. The most recent expansion at this facility was completed in early 1995, at a cost of approximately $2,700,000 for building construction, parking facilities and landscaping. Furniture and equipment expense, which included the new imaging system and a new IBM AS/400 computer system, amounted to an additional $1,060,000. An expansion and renovation of the Bank's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996 at a cost of approximately $114,000, including furniture and fixtures. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility which was completed in 1985. This property, previously occupied under lease, was acquired by the Bank in 1991. Renovations to this facility amounting to approximately $6,000 were completed in 1996. Other banking facilities operated by the Bank include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993 at a cost of approximately $453,000, including furniture and fixtures. A new community room in a separate building adjacent to the Ardmore banking office was built during 1988. A new Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility which the bank enlarged and renovated at a cost of approximately $775,000, including furniture and fixtures. A second Lincoln County branch was opened in the spring of 1993 in Park City, approximately seven miles south of Fayetteville. This facility, currently located in a temporary banking facility which is owned by the Bank, was renovated at an approximate cost of $372,000 including furniture and fixtures. At the present time construction is underway on a permanent bank building on adjacent property which is also owned by the Bank. It is anticipated that the total cost of the new building, landscaping, paving and furnishings will be approximately $1,000,000. Additional properties for parking, storage and expansion in the various locations are also leased under terms as long as to the year 2015. Rental expenses for these properties during the year 1996 amounted to $54,736.60.



ITEM 3: LEGAL PROCEEDINGS

Neither the Corporation nor its subsidiary is a party to any legal proceedings, which in management's judgement would have a material adverse effect on the consolidated financial position of the Corporation and its subsidiary.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None required to be described.

 PART II


ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. The following trading prices for 1996 and 1995 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.


                                Range of    Cash
                                Trading   Dividends
                                Prices      Paid

         1st Quarter,    1996    $27.62     $0.32
         2nd Quarter,    1996    $27.82     $0.32
         3rd Quarter,    1996    $29.64     $0.35
         4th Quarter,    1996    $26.80     $0.41

          ANNUAL DIVIDEND, 1996             $1.40

         1st Quarter,    1995    $26.40     $0.25
         2nd Quarter,    1995    $25.80     $0.30
         3rd Quarter,    1995    $25.80     $0.30
         4th Quarter,    1995    $25.60     $0.45

          ANNUAL DIVIDEND, 1995             $1.30


There are approximately 1,200 stockholders of the Corporation's common stock as of February 15, 1997.

ITEM 6: SELECTED FINANCIAL DATA

Per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 1,522,591 shares for 1996, 1,532,245 shares for 1995, 1,511,450 shares for 1994,
1,481,735 shares for 1993, and 1,462,625 shares for 1992, after giving retroactive effect to the five-for-one stock split which was effective on July 1, 1996.


                              CONSOLIDATED SELECTED FINANCIAL DATA

                                   For Year Ended December 31,

                             1996     1995     1994     1993     1992
                           ------   ------  -------  -------  -------
                          (Amounts in thousands, except per share data)

Total interest income     $21,245  $19,776  $16,715  $15,842  $15,887
Net interest income        12,484   11,342   10,750   10,472    9,741
Loan loss provision           783      259      225      365      757
Net income                  4,063    3,705    3,848    3,811    3,330

Per Share Data:
  Net income                 2.67     2.42     2.55     2.57     2.28
  Cash dividends paid        1.40     1.30     1.20     1.00     0.85

Total average equity       30,698   28,822   26,394   23,977   21,500
Total average assets      247,304  234,714  217,482  201,022  183,630
Total year-end assets     248,792  241,552  219,102  207,415  192,576

Ratios:
  Assets to equity           7.80     7.96     8.24     8.38     8.54
  Return on average
     equity                 13.24%   12.85%   14.58%   15.89%   15.49%
  Return on average
     assets                  1.64%    1.58%    1.77%    1.90%    1.81%

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

                      RESULTS OF OPERATIONS

OVERVIEW

Net income for 1996 was $4,063 thousand or $2.67 per share, compared with $3,705 thousand or $2.42 per share in 1995 and $3,848 thousand or $2.55 per share in 1994. Return on average assets was 1.64% in 1996, 1.58% in 1995 and 1.77% in 1994. The
return on average equity was 13.2%, 12.9% and 14.6% for 1996, 1995 and 1994, respectively.


NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 1996, net interest income increased by
10.1 percent following an increase of 5.5 percent in 1995. The net increase is attributable primarily to increased volumes, offsetting the reduction in earnings due to reduced rates. The total 1996 increase in net interest income of $1,153 thousand, on a taxable equivalent basis, resulted from an increase of $1,167 thousand due to increased volumes and a decrease of $14 thousand due to decreased rates.

Net interest earnings is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 1996, 1995 and 1994.

                     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                       EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL


                                                                     December

                                               1996                       1995                     1994

                                    Average           Yield/   Average           Yield/   Average          Yield/
                                    Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest  Rate
                                    ------- ---------  -----   -------  -------- ------  -------- -------- ------
  ASSETS
  ------

  Interest-Earning Assets:
    Loans and lease financing      $157,697   $17,179 10.89%  $142,825  $15,719  11.01%  $129,067
$12,533  9.71%
    Taxable investment securities    47,453     2,992  6.31%    47,148    2,809   5.96%    53,425    3,323
6.22%
    Non-taxable investment
      securities                     13,765       801  5.82%    10,057      654   6.50%    10,848      823  7.59%
    Federal funds sold                9,365       505  5.39%    13,280      816   6.14%     6,720      310  4.61%
    Time deposits in other banks         23         2  8.70%        44        1   2.27%       404       23  5.69%
                                  ---------  -------- ------ ---------  -------  ------    ------   ------ ------
  Total Interest-Earning Assets      28,303    21,479  9.41%   213,354   19,999   9.37%   200,464   17,012
8.49%


  Non-interest Earning Assets:
    Cash and due from banks.          8,539                      8,583                      9,280
    Premises and equipment, net       7,185                      7,312                      5,676
    Other Assets                      5,482                      7,563                      4,102
    Less allowance for loan losses   (2,205)                    (2,098)                    (2,040)
                                    -------                    -------                   --------
  Total Non-Interest-Earning Assets  $9,001                     21,360                     17,018
                                    -------                    -------                   --------
        TOTAL                      $247,304                   $234,714                   $217,482
                                   ========                   ========                  =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

  Interest-Bearing Liabilities:
    Demand deposits                 $20,172      394  1.95%    $20,407      560    2.74%  $21,549   523   2.43%
    Savings deposits                 28,953      732  2.53%     28,562      776    2.72%   30,424   817   2.69%
    Time deposits                   134,120    7,524  5.61%    126,164    7,029    5.57%  111,696 4,587   4.11%
  Other borrowed money                1,838      111  6.04%      1,165       69    5.92%      727    38   5.23%
                                    -------    -----  -----    -------    -----    -----  ------- -----   -----
Total Interest-Bearing
    Liabilities                     185,083    8,761  4.73%    176,298    8,434    4.78%  164,396 5,965   3.63%

  Non-Interest-Bearing Liabilities:
    Demand deposits                  28,659                     26,885                     25,103
    Other liabilities                 2,864                      2,709                      1,589
                                    -------                    -------                     ------
Total Non-Interest Bearing
    Liabilities                      31,523                     29,594                     26,692

  Shareholders' Equity               30,698                     28,822                     26,394
                                    -------                    -------                    -------
TOTAL                              $247,304                   $234,714                   $217,482
                                  =========                  =========                  =========

  Net interest earnings/spread,
   on a  taxable equivalent  basis           12,718  5.57%               11,565    5.42%        11,047   5.51%

  Taxable equivalent adjustments:
    Loans                                        60                          66                     63
    Investment securities                       174                         157                    234
                                              -----                        ----                   ----
Total taxable equivalent adjustment.......      234                         223                    297
                                              -----                       -----                  -----

  Net interest earnings                     $12,484                     $11,342                $10,750
                                         ==========                   =========             ==========

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


                                        1996 Compared to 1995            1995 Compared to 1994
                                       Increase (Decrease) Due to        Increase (Decrease) Due to
                                     ------------------------------    ------------------------------
                                    Volume      Rate      Net        Volume       Rate       Net
                                   --------   --------  --------    --------    -------  --------
                                       (in thousands of dollars)          (in thousands of dollars)
Interest Earned on:
  Loans and lease financing         $1,637      (177)    $1,460      $1,336     $1,850    $3,186
  Taxable investment securities         18       165        183        (390)      (124)     (514)
  Non-taxable investment securities    241       (94)       147         (60)      (109)     (169)
  Federal funds sold                  (241)      (70)      (311)        303        203       506
  Time deposits                          0         1          1         (20)        (2)      (22)
                                    -------     -----    -------     -------     ------    ------
Total Interest-Earning Assets       $1,655     ($175)    $1,480      $1,169     $1,818    $2,987
                                   ========  ========   ========    ========   ========  ========
Interest Paid On:
  Demand deposits                      ($6)    ($160)     ($166)      ($28)        $65       $37
  Savings deposits                      11       (55)       (44)       (50)          9       (41)
  Time deposits                        443        52        495        594       1,848     2,442
  Other borrowed money                  40         2         42         23           8        31
                                    ------     ------    ------      ------      ------    ------
Total Interest-Bearing Liabilities    $488     ($161)      $327       $539      $1,930    $2,469
                                   ========  ========   ========    ========    ========  =======
Net Interest Earnings, on a taxable
  equivalent basis                  $1,167      ($14)    $1,153       $630       ($112)     $518
                                   --------   --------  --------    -------     --------  -------
Less: taxable equivalent adjustment                          11                              (74)
                                                        -------                           -------
Net Interest Earnings                                    $1,142                             $592
                                                        ========                          =======


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

SOURCES AND USES OF FUNDS


The following table outlines the sources and uses of funds for each of the years 1996, 1995 and 1994, with the percent of change in each category from year to year.



                                               1996                    1995                 1994
                                        ------------------         ----------------       ---------
                                             Increase                     Increase
                                   Average  (Decrease) Percent  Average  (Decrease) Percent   Average
                                   Balance    Amount   Change   Balance   Amount    Change    Balance
                                  ---------  --------  ------- --------  --------   -------  ---------
                                            (in thousands of dollars, except percents)
FUNDING USES:
  Interest earning assets:
    Loans-domestic                $157,697    $14,872   10.4%  $142,825   $13,758    10.7%   $129,067
    Taxable investment securities   47,453        305    0.6%    47,148    (6,277)  -11.7%     53,425
    Non-taxable investment
      securities                    13,765      3,708   36.9%    10,057      (791)   -7.3%     10,848
    Federal funds sold               9,365     (3,915) -29.5     13,280     6,560    97.6%      6,720
    Time deposits in other
      banks-domestic                    23        (21) -47.7%        44      (360)  -89.1%        404
                                   -------    -------  -----    -------    ------   -----    --------
Total Interest Earning Assets     $228,303    $14,949    7.0%  $213,354   $12,890     6.4%   $200,464
                                 =========   ======== ======   ========   =======   ======   ========

FUNDING SOURCES:
  Demand deposits-non-interest
    bearing                        $28,659     $1,774   6.6%    $26,885    $1,782     7.1%    $25,103
  Demand deposits-interest bearing  20,172       (235) -1.2%     20,407    (1,142)   -5.3%     21,549
  Savings deposits                  28,953        391   1.4%     28,562    (1,862)   -6.1%     30,424
  Time deposits                    134,120      7,956   6.3%    126,164    14,468    13.0%    111,696
  Other                             16,399      5,063  44.7%     11,336      (356)   -3.0%     11,692
                                   -------     ------  -----    -------   -------   ------    -------
Total Sources                     $228,303    $14,949   7.0%   $213,354   $12,890     6.4%   $200,464
                                 =========   ======== =======   ========  =======   ======   ========



NON-INTEREST INCOME

Non-interest income amounted to $2,125 thousand in 1996, an increase of 2.1 percent from 1995. Non-interest income in 1995 increased by 2.5 percent from 1994. Included in non-interest income in all three years were losses on security transactions. Net losses realized totaled $95.4 thousand, $56.2 thousand, and $136.3 thousand in 1996, 1995, and 1994, respectively.

NON-INTEREST EXPENSE

Non-interest expense in 1996 was $7,668 thousand, up 1.7 percent from 1995. Non-interest expense for 1995 had increased by 8.5 percent over the previous year. The increase in non-interest expense is attributable to increased operating costs reflecting increases in personnel costs and furniture and equipment expense. Other operating expenses were lower due to decreased FDIC Insurance premium costs. Also, occupancy expense and advertising and public relations expense showed decreases from the previous year.

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

The provision for loan losses was $783.0 thousand in 1996 compared to $258.6 thousand in 1995 and $225.0 thousand in 1994. Net loan losses were $460.7 thousand in 1996, $223.9 thousand in 1995, and $208.2 thousand in 1994. The 1996 provision for loan losses exceeded the current year loan losses by $322.2 thousand.

The composition of net loan <losses> recoveries for 1996 consists of agriculture loans <$47.4 thousand>, personal loans <$394.2 thousand>, real estate loans $21.1 thousand, and commercial and industrial loans <$40.2 thousand>. The allowance at the end of 1996 is $2,381 thousand, or 1.51 percent of outstanding loans and leases, as compared to $2,058 thousand or 1.35 percent and $2,024 thousand or 1.48 percent in 1995 and 1994 respectively.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

                                            December 31,

                               1996    1995    1994    1993    1992
                              -----   -----   -----   -----   -----
                               (amounts in thousands of dollars)
Allowance applicable to:
  Real estate loans..          $422    $634    $482    $575    $577
  Commercial loans...           $80     $58     $63     $58     $52
  Agriculture loans..          $238    $173    $187    $174    $154
  Individual loans...         1,639   1,191   1,290   1,198   1,063
  Other loans........             2       2       2       2       1
                             ------  ------  ------  ------  ------
  Total..............        $2,381  $2,058  $2,024  $2,007  $1,847
                             ======  ======  ======  ======  ======

Percentages of loans by
category to total loans:
  Real estate loans..         51.76%  51.11%  51.50%  55.12%  57.26%
  Commercial loans...         14.77%  13.34%  13.07%  11.71%   9.58%
  Agriculture loans..          7.33%   8.00%   7.88%   7.55%   4.93%
  Individual loans...         24.92%  26.00%  25.95%  23.83%  25.67%
  Other loans........          1.22%   1.55%   1.60%   1.79%   2.56%
                             ------- ------- ------- ------- -------
 Total...............        100.00% 100.00% 100.00% 100.00% 100.00%
                             ======= ======= ======= ======= =======

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $2,095,836, $1,920,362, and $1,758,243 in 1996,
1995 and 1994, respectively. The effective tax rates were 34.03 percent, 34.14 percent and 31.36 percent respectively. Note I to Financial Statements, Part II, Item 8, provides a detailed analysis of the components of income tax expense.


QUARTERLY RESULTS OF OPERATIONS

Quarter-by-quarter income and expense data for the years 1996 and 1995 are presented in the following table.

                                              For The Three Months Ended

                                       Mar 31   Jun 30   Sep 30   Dec 31
                                       ------   ------   ------   ------
                                    (In Thousands, Except Per Share Amounts)
1996:
  Total interest income............     5,232    5,356    5,419    5,238
  Total interest expense...........     2,219    2,205    2,154    2,183
  Net interest income..............     3,013    3,151    3,265    3,055
  Provision for loan losses........       100      153      300      230
  Other income.....................       459      500      521      645
  Other expense....................     1,809    1,885    1,854    2,119
  Income before income tax.........     1,563    1,613    1,632    1,351
  Income taxes.....................       575      573      567      381
  Net income.......................       988    1,040    1,065      970
  Net income per share.............     $0.65    $0.69    $0.70    $0.63

1995:
  Total interest income............     4,565    4,955    5,120    5,136
  Total interest expense...........     1,823    2,143    2,215    2,254
  Net interest income..............     2,742    2,812    2,905    2,882
  Provision for loan losses........        41       38       64      116
  Other income.....................       493      634      465      489
  Other expense....................     1,910    1,981    1,772    1,875
  Income before income tax.........     1,284    1,427    1,534    1,380
  Income taxes.....................       473      471      535      441
  Net income.......................       811      956      999      939
  Net income per share.............     $0.53    $0.63    $0.65    $0.61


The third and fourth quarter 1996 provisions for loan losses shown in the table above were increased significantly from amounts set aside during the prior quarters of the year. This was a result of an increase in past due loans in the latter part of 1996 and management's identification of additional exposure related to some problem loans. In addition, net charge-offs were higher during the last six months, resulting in a decision by the Bank's management to increase the provision for loan losses accordingly.

                     BALANCE SHEET


LOANS

Loan growth during 1996 resulted primarily from increases in commercial and industrial loans and in real estate loans, including farm, residential, and commercial real estate. Management's focus is to promote loan growth in the bank's target market, emphasizing the expansion of business and the enhancement of the quality of life in the bank's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk.

A comparison over the last three years showed that average total loans and leases increased by $14.9 million or 10.4 percent in 1996, by $13.8 million or 10.7 percent in 1995 and by $11.7 million or 10.0 percent in 1994. The growth in deposits has been used to support the continuing increase in loan demand.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and monthly averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                    For Year Ended December 31,

                             1996     1995     1994     1993     1992
                             ----     ----     ----     ----     ----
                                  (in thousands of dollars)
Amount of net loans
and lease financing
outstanding at end
of period..............   157,903  152,993  136,371  121,504  112,888
                          =======  =======  =======  =======  =======
Monthly average amount
of loans and leases....   157,697  142,825  129,067  117,336  107,147
                          =======  =======  =======  =======  =======
Balance of allowance
for possible loan
losses at beginning
of period..............     2,058    2,024    2,007    1,847    1,500

Loans charged off......       740      433      367      380      595

Recoveries of loans
previously charged off.       280      209      159      175      185
                           ------   ------    ------   ------   -----
Net loans charged off..       460      224      208      205      410
                           ------   ------    ------   ------   ------
Additions to allowance
charged to expense.....       783      258      225      365      757
                           ------   ------    ------   ------   ------
Balance at end of
period.................     2,381    2,058    2,024    2,007    1,847
                          =======  =======  =======   ======   ======

Ratio of net charge
offs during period to
average loans
outstanding............      0.29%    0.16%    0.16%    0.18%    0.38%
                           =======   ======  =======  =======  =======




Reference is made to Note C to Financial Statements, Part II, Item
8, for further detail regarding charge - offs and recoveries by category.

LOAN QUALITY

The loan portfolio has been diversified so that there is no concentration of loans by category or within a category. In general, loan loss risks have been minimized by extending loans within the trade area of the Bank, only with adequate cash flow to service the debt, upon sufficient collateral, and with short maturities. The loan portfolio does not include loans secured only by speculative collateral. Because the local economy is not concentrated in any particular industry, the loan portfolio is not subjected to significant risks when one industry is experiencing problems. Net loans charged off during 1996 amounted to $460.7 thousand, as compared to $223.9 thousand in 1995 and $208.2 thousand in 1994. Percentages of net charge-offs to average total loans and leases were 0.29 percent in 1996, 0.16 percent in 1995 and 0.16 percent in 1994.

The amounts of loans and leases outstanding at the indicated dates are shown in the following table according to type of loan.


                                            LOAN PORTFOLIO


                                              December 31,

                                1996         1995         1994         1993         1992
                            --------     --------     --------     --------     --------
                                      (in thousands of dollars)
Construction and land
  development...........      $3,548       $2,929       $3,530       $1,429       $1,317
Commercial, industrial..      20,219       17,911       14,650       13,058        9,693
Agricultural............      11,799       12,503       10,956        9,341        5,664
Real est. farmland......      17,314       15,615       13,535       10,232        8,584
Real est. residential...      38,708       37,811       35,418       35,829       34,351
Real est. commercial....      27,255       26,410       22,690       22,106       22,892
Installment-individuals.      40,096       40,610       36,105       29,453       29,460
Lease financing.........           0            0            0           23           51
Other loans................... 1,943        2,402        2,229        2,202        2,947
                            --------     --------     --------     --------     --------
     TOTAL                  $160,882     $156,191     $139,113     $123,673     $114,959
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


                                  Due in
                                  1 year        Due after
                                  or less         1 year          Total
                                 --------       --------        -------
                                    (in thousands of dollars)
Construction, land development     $3,433           $115         $3,548
Commercial, industrial             14,410          5,809        $20,219
Agricultural                        9,083          2,716        $11,799
Real estate farmland               12,113          5,201        $17,314
Real estate commercial             14,249         13,006        $27,255
                                  -------        -------        -------
Total selected loans              $53,288        $26,847        $80,135
                                  =======        =======        =======


The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year.



                                        Due in
                                        1 year         Due after
                                        or less          1 year          Total
                                       --------        --------        -------
Percent of total selected loans......    66.50%          33.50%         100.00%
Cumulative percent of total.........     66.50%         100.00%

Sensitivity of loans to changes
in interest rates - loans due after one year:
  Fixed rate loans...................                  $21,724         $21,724
  Variable rate loans................                    5,123           5,123
                                                      --------        --------
                                                       $26,847         $26,847
                                                      ========        ========

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

From 1995 to 1996, non-accruing loans increased by 116.06 percent to $449.5 thousand following a decrease of 23.4 percent in 1995 from 1994. There were no restructured loans at year-end 1996 or 1995. Restructured loans had shown a decrease in 1994, down 73.4 percent. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof and in-substance foreclosures, totaled $218.9 thousand for an increase of 98.9 percent, following decreases of 40.7 percent in 1995 and
33.3 percent in 1994. Loans past due ninety days or more totaled $190.7 thousand for a decrease of 9.2 percent over same period last year, following an increase of 30.3 percent in 1995. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Non-performing loans are not concentrated in any particular category of loans and contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets and loans past due ninety days or more.

                                               December 31,

                                     1995         1994         1993
                                  -------      -------      -------
                                      (in thousands of dollars)

Non-accrual loans.............       $449         $208         $272
Troubled debt restructurings..         $0           $0          $29
Other real estate owned.......       $219         $110         $186
Loans past due ninety days or
  more as to interest or
  principal payment...........       $190         $210         $161



As of December 31, 1996, management was not aware of any specifically identified loans, other than those included in the categories discussed above, that represent significant potential problems. The Corporation maintains high audit standards, exercises extensive internal controls and conducts regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The corporation maintains an allowance for loan losses which it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. The executive officers of the subsidiary bank evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses.

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

The following table sets forth the carrying amount of securities at the dates indicated:


                                                December 31,

                                             1996             1995             1994
                                         --------         --------         --------
Available-for-sale                              in thousands of dollars)
------------------
U. S. Treasury securities..........       $20,373          $20,406          $33,631
     U.S. Government Agencies......        23,385           21,128           13,381
                                         --------         --------         --------
                                          $43,758          $41,534          $47,012
                                         --------         --------         --------
Held-to-maturity
----------------
States and political subdivisions...      $14,404          $13,347          $10,930
Other securities....................        5,285            4,042            4,517
                                         --------         --------         --------
                                          $19,689          $17,389          $15,447
                                         --------         --------         --------
          TOTAL                           $63,447          $58,923          $62,459
                                         ========         ========         ========

The Corporation adopted statement of Financial Accounting
Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", on January 1, 1994. Prior to the adoption of SFAS 115, the investment securities were treated similarly to the held-to-maturity classification.

The following table sets forth the maturities of securities at December 31, 1996 and the average yields of such securities
(calculated on the basis of the cost and effective yields).

                          US Treasuries,       State and
                          and Government       Political
                          Agencies            Subdivisions         Other         Total
                          --------------      ------------      --------        ------
                             (in thousands of dollars)
Available-for-sale
---------------------
Within one year:
  Amount................         $11,184                                       $11,184
  Yield.................            6.44%                                         6.44%

After one but within five years:
  Amount................         $32,522                                       $32,522
  Yield.................            6.33%                                         6.33%

After ten years:
  Amount................             $52                                           $52
  Yield.................            7.86%                                         7.86%


Held-to-maturity
-------------------
Within one year:
  Amount................                            $3,461       $3,024         $6,485
  Yield.................                              6.55%        6.00%          6.29%

After one but within five years:
  Amount................                           $10,843       $2,261        $13,104
  Yield.................                              6.20%        6.50%          6.25%

After five but within ten years:
  Amount................                              $100                        $100
  Yield.................                              8.42%                       8.42%

After ten years:
  Amount................                                                            $0
  Yield.................                                                          0.00%


Total average securities increased by $4.0 million or 7.0 percent during 1996 as compared to the previous year. Average taxable investment securities increased by $0.3 million or 0.7 percent and average non-taxable investment securities increased by $3.7 million or 36.9 percent, to account for the overall increase in average investments. The total securities portfolio was $4.5 million or 7.7 percent less at the end of 1996 than at the end of 1995. This decrease resulted primarily from the increase in loan demand.

DEPOSITS

The Bank's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $9.9 million in 1996, by $13.2 million in 1995 and by $13.2 million in 1994. Continuing a trend which began with deregulation and the advent of interest-bearing demand deposit accounts, most of the deposit growth experienced by the Bank has been in accounts which are interest sensitive.

The average amount of deposits for the periods indicated is summarized in the following table:


                                                 For Year Ended December 31,


                                               1995            1994            1993
                                           --------        --------        --------
                                                (in thousands of dollars)

Demand deposits - non-interest bearing....  $28,659         $26,885         $25,103
Demand deposits - interest bearing........   20,172          20,407          31,471
Savings deposits..........................   28,953          28,562          20,502
Time deposits (excluding time CD's
         of $100,000 or more).............   92,392          87,643          84,242
Time CD's of $100,000 or more.............   41,728          38,520          27,453
                                           --------        --------        --------
     TOTAL................................ $211,904        $202,017        $188,771
                                           ========        ========        ========


Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1996, are summarized as follows (in thousands of dollars):


3 months or less..........................  $15,643
Over 3 months through 6 months............  $10,551
Over 6 months through 12 months...........   $9,322
Over 12 months............................   $5,079
                                           --------
     TOTAL................................  $40,595
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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $17.7 million at December 31, 1996, representing 27.9 percent of the investment securities portfolio, an increase from the 25.0 percent level of 1995. Other assets such as federal fund sold and maturing loans and time deposits in other banks are additional sources of liquidity.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest sensitive than are savings accounts. Regular savings and NOW accounts are classified by management as immediately rate sensitive. At December 31, 1996 the Bank had a total of $35.5 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

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

                                  INTEREST RATE SENSITIVITY GAPS


December 31, 1996                0-30     31-90    91-365      1 - 5     Over 5
$ in thousands                   Days      Days     Days       years      years     Total
--------------------------    -------   -------  --------    -------   --------  --------
Interest-sensitive assets:
  Loans and leases.........   $25,171  $16,230   $51,637    $62,004    $62,004   $217,046
  Taxable securities.......         0    5,028    10,123     42,864        148    $58,163
  Nontaxable securities....         0        0     3,024      2,260          0     $5,284
  Federal funds sold.......     8,492        0         0          0          0     $8,492
                             --------  -------  --------   --------   --------   --------
  Total....................   $33,663  $21,258   $64,784   $107,128    $62,152   $288,985


Interest-sensitive liabilities:
  Demand deposits..........   $19,446       $0        $0         $0         $0    $19,446
  Savings..................    27,116        0         0          0          0    $27,116
  Time.....................    24,141   24,177    68,537     18,790          0   $135,645
  Other borrowed funds.....        11       23       106        661      1,046     $1,847
                             -------- --------  --------   --------   --------   --------
  Total....................   $70,714  $24,200   $68,643    $19,451     $1,046   $184,054

Interest sensitivity gap...  ($37,051) ($2,942)  ($3,859)   $87,677    $61,106   $104,931
Cumulative gap.............  ($37,051)($39,993) ($43,852)   $43,825   $104,931   $209,862
Ratio of cumulative gap to
  earning assets...........    -12.82%  -13.84%   -15.17%     15.17%     36.31%     72.62%


The primary interest sensitive assets and liabilities in this maturity range are commercial loans, which are included in loans and leases above and large certificates of deposit, included above in time deposits. The Bank is in a negative gap position in each of the intervals, with the exception of those with maturities of one year or more, indicating that it has more rate sensitive liabilities which it can reprice in the indicated time span than it has rate sensitive assets. This normally indicates that the

Bank would be in position to reprice its rate-sensitive liability accounts (deposits) more quickly than it would its rate-sensitive assets (loans and investments). During periods of declining interest rates the negative gap works to the Bank's advantage, widening the net interest spread between assets and liabilities. To the contrary, however, during periods of rising rates the negative gap would be to the Bank's disadvantage, with the net interest spread shrinking. Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments. A positive gap position would essentially reverse the effects of rising and falling rates.

It is management's objective to minimize this gap through the asset/liability management process. The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind. The gap table is updated at least monthly or more often if considered necessary. Asset/Liability management limits the ratio of rate sensitive assets to rate sensitive liabilities with maturities of one year or less to not less than 0.50 and not more than 1.50. If the RSA/RSL ratio is outside this parameter, management will take action to review asset and liability mixes, maturities, yields, and costs, review objectives and strategies, and determine if changes are needed. Currently the RSA/RSL ratio with maturities of one year or less is within the range the committee has limited and stands at 0.73.


CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 5.4 percent in 1996 and 7.9 percent in 1995. The corresponding percentage increase in average equity amounted to 6.5 percent in 1996 and 9.2 percent in 1995.

The Corporation's equity capital was $31,887,402 at December 31, 1996, $30,331,795 at December 31, 1995, and $27,049,026 at
December 31, 1994, for an increase of 17.9 percent over the two-year period. The Corporation's equity-to-average asset ratio was 12.4 percent, as compared to 12.3 percent for 1995 and 12.1 percent for 1994. The maintenance of this ratio during the year 1996 reflects the fact that the earnings the company experienced during the year were sufficient to keep pace with the growth in total assets. The Corporation plans to maintain a capital to asset ratio which reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 52.5 percent in 1996, 53.9 percent in 1995, and 47.3 percent in 1994.

During the current year the authorized number of common shares was increased from 1,800 thousand to 10 million shares and the Board of Directors authorized a five-for-one stock split effective July 1, 1996.

The Federal Reserve Board, the Office of the Comptroller of the
Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0 percent to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. By the end of 1992, banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent. As of December 31, 1996, the Company and its subsidiary, First National Bank of Pulaski, had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Company's and subsidiary's ratios are illustrated in Note N to the financial statements.

FINANCIAL ACCOUNTING STANDARDS BOARD RELEASES

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 115 as explained in Note A to Financial Statements, Part II, Item 8. As a result of Adopting SFAS 115, the carrying value of securities at December 31, 1996 increased by $279.4 thousand in unrealized gains. Total stockholders' equity increased by $181.9 thousand which represented the unrealized gain less deferred taxes. Management has classified a majority of the investment portfolio in the available-for-sale category and reports these investments at fair value. Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the foreseeable future. However, these securities may be sold in response to changes in the interest rates, changes in prepayment risk, the need to increase regulatory capital or asset/liability strategy.

On January 1, 1995, the Company adopted FASB Statements No. 114 and No. 118, both of which deal with accounting by creditors for impairment of loans. Statements No. 114 and No. 118, explained in Note A to Financial Statements, Part II, Item 8, provide new rules for measuring impairment losses on loans. As of the fourth quarter of 1996, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans. The adoption of these statements had no material effect on the earnings or financial condition of the Company.

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

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

                                      ASSETS
                                                               1996         1995

 Cash and due from banks                                 $8,411,810   $8,767,525
  Federal funds sold                                      8,491,655   10,231,642
                                                        -----------  -----------
   Total cash and cash equivalents                       16,903,465   18,999,167

 Interest bearing deposits with banks                             -      100,000
 Securities available for sale                           43,757,815   41,533,475
 Securities held to maturity (fair value - $19,781,371
   and $17,492,384)                                      19,689,343   17,389,119

  Loans                                                 160,882,496  156,191,063
   Unearned income                                       (2,979,171)  (3,198,480)
                                                        -----------  -----------
   Loans net of unearned income                         157,903,325  152,992,583
   Allowance for loan losses                             (2,380,700)  (2,058,456)
                                                        -----------  -----------
   Total net loans                                      155,522,625  150,934,127

  Bank premises and equipment                             7,151,876    7,239,935
  Accrued interest receivable                             3,401,339    3,383,798
  Prepayments and other assets                            2,147,073    1,862,047
  Other real estate owned                                   218,901      110,058
                                                        -----------  -----------
    TOTAL ASSETS                                       $248,792,437 $241,551,726
                                                       ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
   Noninterest bearing                                  $30,479,710  $27,784,716
   Interest bearing                                     182,206,625  179,624,823
                                                        -----------  -----------
    Total deposits                                      212,686,335  207,409,539

  Other borrowed funds                                    1,846,814    1,312,788
  Accrued taxes                                             113,041      111,713
  Accrued interest on deposits                            1,684,906    1,792,560
  Accrued profit sharing expense                            158,699      131,341
  Other liabilities                                         415,240      461,990
                                                        -----------  -----------
    TOTAL LIABILITIES                                   216,905,035  211,219,931
                                                        -----------  -----------
STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized - 10,000,000
  shares;  1,532,220 and 308,261 shares issued and
  outstanding                                             1,532,220      308,261
 Capital surplus                                          5,895,046    6,145,969
 Retained earnings                                       24,278,237   23,579,610
 Net unrealized gains on securities available for
  sale, net of tax                                          181,899      297,955
                                                        -----------  -----------
    TOTAL STOCKHOLDERS' EQUITY                           31,887,402   30,331,795
                                                        -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $248,792,437 $241,551,726
                                                       ============ ============

The accompanying notes are an integral part of these financial statements.

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME

               Years Ended December 31, 1996, 1995 and 1994

                                           1996       1995         1994
                                           ----       ----         ----
INTEREST INCOME
  Loans, including fees               $17,119,358 $15,652,718  $12,470,157
 Securities:
  Taxable                               2,991,819   2,809,325    3,323,225
  Non-taxable                             627,271     496,781      588,762
 Interest bearing deposits with banks       1,823         919       22,913
 Federal funds sold                       505,161     816,498      309,648
                                       ----------  ----------   ----------
   Total Interest Income               21,245,432  19,776,241   16,714,705
                                       ----------  ----------   ----------
INTEREST EXPENSE
 Interest on deposits:
  Transaction accounts                    394,080     560,093      523,027
  Money market deposit accounts           269,117     313,385      279,214
  Other savings deposits                  462,830     462,729      537,841
  Time certificates of deposit of
   $100,000 or more                     2,391,284   2,275,145    1,368,081
  All other time deposits               5,133,154   4,754,481    3,219,252
 Borrowed funds                           110,777      68,756       37,645
                                       ----------  ----------   ----------
   Total Interest Expense               8,761,242   8,434,589    5,965,060
                                       ----------  ----------   ----------
   NET INTEREST INCOME                 12,484,190  11,341,652   10,749,645

   Provision for loan losses              783,000     258,649      225,000
                                       ----------  ----------   ----------
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        11,701,190  11,083,003   10,524,645
                                       ----------  ----------   ----------
OTHER INCOME
 Service charges on deposit accounts    1,517,781   1,367,109    1,361,372
 Commissions and fees                     305,213     357,945      342,709
 Other service charges and fees           109,005     153,819      102,179
 Security gains (losses), net             (95,491)    (56,198)    (136,349)
 Gain on sale of other assets               3,166      32,067      104,151
 Dividends                                170,287     177,658      159,903
 Mortgage banking fees                    115,140      48,343       96,166
                                       ----------  ----------   ----------
   Total Other Income                   2,125,101   2,080,743    2,030,131
                                       ----------  ----------   ----------
OTHER EXPENSES
 Salaries and employee benefits         4,270,016   3,877,850    3,636,127
 Occupancy expense, net                   855,318     880,265      704,305
 Furniture and equipment expense          757,748     699,622      484,549
 Advertising and public relations         413,486     521,528      450,675
 Other operating expenses               1,371,289   1,558,725    1,672,793
                                       ----------  ----------   ----------
   Total Other Expenses                 7,667,857   7,537,990    6,948,449
                                       ----------  ----------   ----------
   Income before income taxes           6,158,434   5,625,756    5,606,327
   Applicable income taxes              2,095,836   1,920,362    1,758,243
                                       ----------  ----------   ----------
   NET INCOME                          $4,062,598  $3,705,394   $3,848,084
                                       ==========  ==========   ==========
   Earnings per common share                $2.67       $2.42        $2.55
                                       ==========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

              FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years Ended December 31, 1996, 1995, and 1994

                                                                  1996         1995         1994
                                                                  ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $4,062,598   $3,705,394   $3,848,084
 Adjustments to reconcile net income to net cash
  provided by operating activities-
   Provision for loan losses                                   783,000      258,649      225,000
   Depreciation and amortization                               745,720      742,772      498,947
   Amortization and accretion of investment securities, net    225,283      371,685      434,110
   Deferred income tax expense (benefit)                       (77,511)      62,388      (64,519)
   Gain on sale of other assets                                 (3,166)     (32,067)    (104,151)
   Security gains (losses), net                                 95,491       56,198      136,349
   Loans originated for sale                                (4,911,920)  (2,593,755)  (3,619,124)
   Proceeds from sale of loans                               4,743,420    2,685,755    4,283,384
   (Increase) in interest receivable                           (17,541)  (1,035,868)    (296,355)
   (Increase) in prepayments and other assets                 (147,728)    (100,580)     (49,013)
   Increase (decrease) in accrued interest on deposits        (107,654)     822,903      218,199
   Increase (decrease) in accrued taxes                          1,328       58,060      (85,844)
   Increase (decrease) in other liabilities                    (19,392)     398,143      (72,918)
                                                            ----------   ----------   ----------
    Cash Provided by Operating Activities, net               5,371,928    5,399,677    5,352,149

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in interest bearing deposits with banks   100,000     (100,000)     750,000
 Purchases of securities available for sale                (19,598,894) (18,983,237) (24,564,820)
 Proceeds from sales of securities available for sale       11,967,501   11,100,506    7,765,131
 Proceeds from maturities of securities available for sale   5,021,968   14,510,359   14,314,703
 Purchases of securities held to maturity                   (8,326,881)  (6,851,464)  (7,026,994)
 Proceeds from maturities of securities held to maturity     5,915,125    5,064,636    3,975,000
 Net increase in loans                                      (5,322,675) (16,945,597) (15,994,742)
 Principal payments received under leases                            -            -       23,503
 Capital expenditures                                         (657,661)    (946,806)  (3,063,848)
 Proceeds from sale of other real estate                        14,000      115,392      262,429
                                                            ----------   ----------   ----------
    Cash Used by Investing Activities, net                 (10,887,517) (13,036,211) (23,559,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                      660,000      240,000    1,000,000
 Borrowings repaid                                            (125,974)     (87,797)     (39,416)
 Net increase in deposits                                    5,276,796   17,740,414    8,871,988
 Cash dividends paid                                        (2,130,927)  (1,994,868)  (1,818,435)
 Proceeds from issuance of common stock                        501,476      428,928      778,688
 Common stock repurchased                                     (761,484)           -           -
                                                            ----------   ----------   ----------
    Cash Provided by Financing Activities, net               3,419,887   16,326,677    8,792,825
                                                            ----------   ----------   ----------
INCREASE (DECREASE) IN CASH, net                            (2,095,702)   8,690,143   (9,414,664)
CASH AND CASH EQUIVALENTS, beginning of year                18,999,167   10,309,024   19,723,688
                                                            ----------   ----------   ----------
CASH AND CASH EQUIVALENTS, end of year                     $16,903,465  $18,999,167  $10,309,024
                                                           ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.


             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              Years Ended December 31, 1996, 1995 and 1994

                                                                            Unrealized
                                                                            Gains/(Losses)
                                 Common Stock       Capital       Retained     on Securities,
                                Shares     Amount   Surplus       Earnings     Net of Taxes      Total
                              --------   --------   ----------   -----------   ---------   ----------
Balance at December 31, 1993  $296,389    $296,389   $4,950,225   $19,839,435          $-  $25,086,049

Cumulative effect, net of
 taxes, of a change in
 accounting for securities           -           -            -             -     852,483      852,483

Net income                           -           -            -     3,848,084           -    3,848,084

Cash dividends paid $1.20
 per share                           -           -            -    (1,818,435)          -   (1,818,435)

Common stock issued              8,521       8,521      770,167             -           -      778,688

Change in unrealized gains
 (losses) on securities,
 net of tax                          -           -            -             -  (1,697,843)  (1,697,843)
                              --------    --------    ---------    ----------   ---------   ----------
Balance at December 31, 1994   304,910     304,910    5,720,392    21,869,084    (845,360)  27,049,026

Net income                           -           -            -     3,705,394           -    3,705,394

Cash dividends paid $1.30
 per share                           -           -            -    (1,994,868)          -   (1,994,868)

Common stock issued              3,351       3,351      425,577             -           -      428,928

Change in unrealized gains
 (losses) on securities,
 net of tax                          -           -            -             -   1,143,315    1,143,315
                             ---------   ---------    ---------    ----------   ---------   ----------
Balance at December 31, 1995   308,261     308,261    6,145,969    23,579,610     297,955   30,331,795

Five-for one stock split     1,233,044   1,233,044            -    (1,233,044)          -            -

Net income                           -           -            -     4,062,598           -    4,062,598

Cash dividends paid $1.40
 per share                           -           -            -    (2,130,927)          -   (2,130,927)

Common stock issued             18,505      18,505      482,971             -           -      501,476

Common stock repurchased       (27,590)    (27,590)     733,894)            -           -     (761,484)

Change in unrealized gains
 (losses) on securities,
 net of tax                          -           -            -             -    (116,056)    (116,056)
                             ---------   ---------    ---------    ----------     -------      -------
Balance at
 December 31, 1996          $1,532,220  $1,532,220   $5,895,046   $24,278,237    $181,899  $31,887,402
                            ==========  ==========   ==========   ===========    ========
===========

The accompanying notes are an integral part of these financial statements.

         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996


First Pulaski National Corporation (the "Corporation") is a one-bank holding company organized under the laws of Tennessee in 1981 and registered under the Bank Holding Company Act of 1956, as amended. The Corporation through its bank subsidiary provides domestic financial services in Giles and Lincoln County, Tennessee, to customers who are predominantly small and middle-market businesses and middle-income individuals. The accounting and reporting policies of the Corporation and its subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. A description of the significant accounting policies is presented below.

Note A - Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly-owned bank subsidiary First National Bank of Pulaski. All significant intercompany balances and transactions have been eliminated in consolidation.


Securities
Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, the Corporation's securities are classified as either held to maturity or available for sale.

Held to maturity securities are securities for which management has the ability and intent to hold on a long-term basis or until maturity. These securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts.

Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are recorded at fair value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

Realized and unrealized gains and losses are based on the specific identification method.


Loans and Allowance for Loan Losses
Loans which the Corporation has the positive intent and ability to hold to maturity are stated at the principal amount outstanding, net of unearned income. Loans include loans held for sale at December 31, 1996 and 1995, totaling $260,500 and $92,000, respectively. These loans are recorded at cost, which approximates market value.

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

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996


Note A - Summary of Significant Accounting Policies - (Continued)

Loans and Allowance for Loan Losses - (Continued)
In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS" No. 114), which was amended in 1994 by Statement of Financial Accounting Standards No. 118,"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS" No. 118). These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. The Corporation adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. The Corporation had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

Loans are generally placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more or when doubt as to timely collection of principal or interest exists unless such loans are well secured and in the process of collection. The decision to place a loan on nonaccrual status is based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay. Generally, at the time a loan is placed on a nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized in interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.


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


Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosures and premises not used for business operations. These properties are valued at the lower of cost or estimated net realizable value. Cost includes loan principal, accrued interest, and foreclosure expense. Estimated net realizable value is the estimated selling price in an orderly disposition reduced by estimated selling costs and future carrying costs. The excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan losses. The estimated net realizable fair value is reviewed periodically and any write-downs are charged against current earnings as market adjustments.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996


Note A - Summary of Significant Accounting Policies - (Continued)

Income Taxes
The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.

The current income tax provision approximates taxes to be paid or refunded for the applicable period.

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


Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows includes cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $8,868,896, $7,611,656 and $5,709,217 and income taxes paid of $2,183,486, $1,899,000 and $1,909,235 for the years ended December 31, 1996, 1995, and 1994, respectively.


Earnings Per Share
Earnings per common share are based on the weighted average number of shares outstanding of 1,522,591, 1,532,245, and 1,511,450 for
1996, 1995 and 1994, respectively. Options granted under the stock option plans are not included in the computation since their dilutive effect is not material. All references to per share amounts for all years presented have been adjusted for the five-for-one stock split on July 1, 1996.


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
Actual results could differ from those estimates.


Reclassifications
Certain 1995 and 1994 financial information has been reclassified to conform its presentation with the 1996 financial statements.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996


Note B - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:`



                                                     Gross     Gross      Estimated
                                                  Unrealized Unrealized     Fair

1996                                   Cost         Gains      Losses       Value
----                                   ----         -----      ------       -----
Available for Sale
  U.S. Treasury securities         $20,239,156     $134,174   $    -    $20,373,330
  U.S. Government agencies          23,239,267      146,118      900     23,384,485
                                    ----------      -------     ----     ----------
                                    43,478,423      280,292      900     43,757,815
                                    ----------      -------     ----     ----------
Held to Maturity
  Obligations of states and
    political subdivisions          14,403,708       74,326    4,338     14,473,696
  Other debt securities              5,285,635       22,618      578      5,307,675
                                    ----------     --------   ------     ----------
                                    19,689,343       96,944    4,916     19,781,371
                                    ----------      -------    -----     ----------
  TOTAL                            $63,167,766     $377,236   $5,816    $63,539,186
                                   ===========     ========   ======    ===========
1995
----
Available for Sale
 U.S. Treasury securities          $20,235,663     $197,811  $27,702    $20,405,772
 U.S. Government agencies           20,842,577      285,126        -     21,127,703
                                   -----------     --------  -------    -----------
                                    41,078,240      482,937   27,702     41,533,475
                                   -----------     --------  -------    -----------
Held to Maturity
 Obligations of states and
  political subdivisions            13,347,233       99,602   28,051     13,418,784
 Other debt securities               4,041,886       32,309      595      4,073,600
                                    ----------      -------   ------     ----------
                                    17,389,119      131,911   28,646     17,492,384
  TOTAL                             ----------     --------   ------     ----------
                                   $58,467,359     $614,848  $56,348    $59,025,859
                                   ===========     ========  =======    ===========

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity at December
31, 1996:


                                               Available for Sale          Held to Maturity
                                               ------------------          ----------------
                                             Cost        Fair Value      Cost        Fair Value
                                         -----------     -----------    -----------  -----------
Due in one year or less                  $11,130,783     $11,184,230     $6,485,692   $6,505,556
Due after one year through five years     32,296,796      32,521,339     13,104,141   13,176,305
Due after five years through ten years        50,844          52,246         99,510       99,510
                                          ----------      ----------     ----------   ----------
  TOTAL                                  $43,478,423     $43,757,815    $19,689,343  $19,781,371
                                         ===========     ===========    ===========  ===========

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996



Note B - Securities  (Continued)

Net gains realized from securities transactions for 1996, 1995 and 1994 were:

                                                  Book            Gross Realized        Net
  1996                             Proceeds      Value           Gains     Losses     Realized
  ----                             --------      -----           -----     ------     --------
Securities sold                 $11,967,501   $12,068,117        $ -     $100,616    $(100,616)
Securities matured or redeemed   10,931,968    10,931,968          -          -            -
Securities recovered*                 5,125         -            5,125        -          5,125
                                -----------   -----------       ------   --------     --------
                                $22,904,594   $23,000,085       $5,125   $100,616     $(95,491)
                                ===========   ===========       ======   ========     ========
  1995
Securities sold                 $11,100,506   $11,166,340       $  -      $65,834     $(65,834)
Securities matured or redeemed   19,569,659    19,565,359        4,300        -          4,300
Securities recovered*                 5,336         -            5,336        -          5,336

                                -----------   -----------      -------   -------     ---------
                                $30,675,501   $30,731,699       $9,636    $65,834     $(56,198)
                                ===========   ===========      =======   ========    =========
  1994
Securities sold                  $7,765,131    $8,000,046       $   -    $234,915    $(234,915)
Securities matured or redeemed   18,287,584    18,191,132       96,447        -         96,447
Securities recovered*                 2,119         -            2,119        -          2,119
                                -----------   -----------      -------   --------     ---------
                                $26,054,834   $26,191,178      $98,566   $234,915    $(136,349)
                                ===========   ===========      =======   ========     =========
*Previously written off

Income tax expense (benefit) attributable to securities transactions was $(38,196), $(22,479) and $(54,540) for 1996, 1995
and 1994, respectively.

Securities with a book value of $27,708,698 and $17,492,706 at December 31, 1996 and 1995, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no investments in obligations of state and political subdivisions that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated shareholders' equity at December 31, 1996 or 1995.

Note C - Loans and Allowance for Loan Losses

Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. The Corporation grants commercial and consumer loans primarily to customers in Giles and Lincoln County, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses to cover inherent losses in the loan portfolio. At December 31, 1996, the Corporation had no concentrations of 10 percent or more of total loans in any single industry.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996

Note C - Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans at December 31:


                                                 1996         1995
                                           ------------- -------------
Construction and land development             $3,547,794   $2,928,706
Commercial and industrial                     20,219,218   17,911,213
Agricultural                                  11,799,313   12,502,723
Real estate loans secured by:
 Farmland                                     17,313,993   15,614,677
 Residential property                         38,708,335   37,811,008
 Nonresidential, nonfarm                      27,254,908   26,410,563
Loans to individuals secured by:
 Automobiles                                  20,129,271   19,291,909
 Retail, consumer and personal expenditures   19,966,371   21,318,235
Other loans                                    1,943,293    2,402,029
                                             160,882,496  156,191,063
 Unearned income                              (2,979,171)  (3,198,480)
                                            ------------ ------------
 TOTAL                                      $157,903,325 $152,992,583
                                            ============ ============


The following is a summary of loan maturities carrying fixed and variable interest rates as of December 31, 1996:

                                       Within         Over
                                      One Year      One Year          Total
                                   -----------    -----------    ------------
Fixed rate loans                   $90,830,101    $52,344,784    $143,174,885
Variable rate loans                 17,478,286        229,325      17,707,611
                                  ------------    -----------    ------------
    TOTAL                         $108,308,387    $52,574,109    $160,882,496
                                  ============    ===========    ============


At December 31, 1996, 1995 and 1994, impaired, nonaccrual and restructured loans totaled $449,531, $208,063 and $300,586, respectively. The amount of interest income actually recognized on these loans during 1996, 1995 and 1994, was $5,625, $937 and $2,298, respectively. The additional amount of interest income that would have been recorded during 1996, 1995 and 1994, if the above amounts had been current in accordance with their original terms was $26,139, $16,962 and $12,884, respectively.

As of December 31, 1996, the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                     Recorded      Valuation
                                    Investment     Allowance
Impaired Loans-                     ----------     ----------
   Valuation allowance required     $  330,620     $  108,798
   No valuation allowance required     118,911              -
                                    ----------     ----------
      Total Impaired Loans          $  449,531     $  108,798
                                    ==========     ==========

The valuation allowance is included in the allowance for loan losses on the balance sheet.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note C - Loans and Allowance for Loan Losses (Continued)

The average recorded investment in impaired loans for the year
1996 was $373,579.

Loans past due 90 days or more and accruing interest were $190,761, $210,137 and $161,233 at December 31, 1996, 1995 and
1994, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 1996 and 1995.


                                                   1996            1995
                                               -----------     -----------
Balance at beginning of year                    $8,506,931      $7,660,907
Additions                                        4,844,908       3,387,327
Repayments                                      (3,951,444)     (2,541,303)
                                               -----------     -----------
Balance at end of year                          $9,400,395      $8,506,931
                                               ===========     ===========


Transactions in the allowance for loan losses were as follows:

                                      1996           1995          1994
                                  ----------     ----------    ----------
Balance at beginning of year      $2,058,456     $2,023,681    $2,006,864
Less-Charge-offs:                 ----------     ----------    -----------
  Real estate -
     Residential                           -          4,287        10,000
  Commercial                          53,236         63,659        33,064
  Agricultural                        50,089         22,276        73,721
  Individuals                        637,280        342,459       250,220
                                  ----------     ----------    ----------
                                     740,605        432,681       367,005
Add-Recoveries:
   Real estate -
      Residential                      1,810         10,720         5,752
      Nonresidential, nonfarm         19,336          1,657         1,338
   Commercial                         12,941         73,721        16,071
   Agricultural                        2,683         16,252        37,917
   Individuals                       243,079        106,457        97,744
                                  ----------     ----------    -----------
                                     279,849        208,807       158,822
                                  ----------     ----------    -----------
Net Charge-offs                      460,756        223,874       208,183
                                  ----------     ----------    -----------

Add-Provision charged to operations  783,000        258,649       225,000
                                  ----------     ----------    -----------
Balance at end of year            $2,380,700     $2,058,456    $2,023,681
                                  ==========     ==========    ===========

Ratio of net charge-offs to average
  loans outstanding during the year     0.29%          0.16%         0.16%
                                        ====           ====          ====


          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

                                                 Accumulated
                                                Depreciation &    Carrying
1996                                   Cost     Amortization       Amount
----                                   ----     ------------      --------
     Land                          $573,180       $        -      $573,180
     Buildings                    7,521,898        2,721,112     4,800,786
     Furniture and equipment      4,613,105        3,178,803     1,434,302
     Leasehold improvements         402,311           58,703       343,608
                                 ----------        ---------     ---------
          TOTAL                 $13,110,494       $5,958,618    $7,151,876
                                ===========       ==========    ==========
1995
     Land                          $441,812       $        -      $441,812
     Buildings                    7,217,868        2,459,991     4,757,877
     Furniture and equipment      4,417,899        2,732,291     1,685,608
     Leasehold improvements         400,442           45,804       354,638
                                 ----------        ---------     ---------
          TOTAL                 $12,478,021       $5,238,086    $7,239,935
                                ===========       ==========    ==========


The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

                       Annual                                  Annual
      Year            Commitments            Year            Commitments
      ----            -----------         ------------       -----------
      1997               $49,722          2002 - 2006           $30,000
      1998                49,722          2007 - 2011            30,000
      1999                49,722          2012 - 2014            14,500
      2000                49,532
      2001                20,422

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

                                                                 1996            1995
                                                            ----------      ----------
Prepaid expenses                                              $136,218         $92,663
Federal Home Loan Bank stock                                   765,400         712,200
Federal Reserve Bank stock                                     112,500         112,500
Investment in single premium whole life insurance contract     524,669         504,553
Investment in insurance limited partnership and corporation     81,850          81,850
Deferred income tax benefits                                   489,629         352,331
Other                                                           36,807           5,950
                                                            ----------      ----------
             TOTAL                                          $2,147,073      $1,862,047
                                                            ==========      ==========

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996


Note F - Deposits

The following is a summary of deposits at December 31:

                                                       1996          1995
                                                       ----          ----
Noninterest bearing:
        Demand                                      $30,479,710   $27,784,716
Interest bearing:
        Demand                                       19,416,565    20,167,217
        Savings                                      27,146,886    28,639,237
        Other  time                                  95,048,254    90,250,759
        Certificates of deposit $100,000 and over    40,594,920    40,567,610
                                                   ------------   -----------
                TOTAL                              $212,686,335  $207,409,539
                                                   ============  ============

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:


                                                       1996          1995
                                                       ----          ----
 Notes payable to Federal Home Loan Bank:
  Dated 11-17-93, matures 12-01-08,
   payable $1,682 per month including
   interest at 5.95%                               $172,853      $182,444
  Dated 6-22-94, matures 7-01-04, payable
   $11,077 per month including interest
   at 5.95%                                         809,674       891,753
  Dated 10-16-95, matures 11-01-05,
   payable $2,750 per month including
   interest at 6.70%                                221,048       238,591
  Dated 2-2-96, matures 3-01-16,
   payable $2,237 per month including
   interest at 6.50%                                294,374             -
  Dated 2-12-96, matures 3-01-11,
   payable $3,087 per month including
   interest at 6.25%                                348,865             -
                                                 ----------    ----------
    TOTAL                                        $1,846,814    $1,312,788
                                                 ==========    ==========


The notes are secured by a pledge of Federal Home Loan Bank stock with a par value of $765,400 and a blanket pledge of $2,770,221 first mortgage loans against single family, 1-4 unit residential properties.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note G - Other Borrowed Funds (Continued)

Notes payable are scheduled to mature December 31:


          1997                                       $139,651
          1998                                        148,435
          1999                                        157,774
          2000                                        167,701
          2001                                        178,254
          Thereafter                                1,054,999
                                                   ----------
                                                   $1,846,814
                                                   ==========

Note H - Common Stock and Related Matters

The authorized number of common shares was increased from 1,800,000 to 10,000,000 shares as of April 18, 1996.

In March 1996, the Board of Directors authorized a five-for-one stock split of common shares effected in the form of a dividend as of July 1, 1996. The par value of the new shares issued totaled
$1,233,044, and this amount was transferred from retained earnings to the common stock account. Common stock options outstanding and exercised have been increased five-for-one and the exercise price reduced by one-fifth. All references in the consolidated financial statements with regard to dividends and earnings per share have been restated to reflect the five-for-one stock split.

Note I - Income Taxes

The components of income taxes for the three years ended December
31 are as follows:


                                            1996          1995          1994
  Federal
    Current                             $1,830,769    $1,553,931    $1,520,738
    Deferred tax (benefit)                 (77,511)       62,388       (64,519)
                                        -----------   ----------    ----------
                                         1,753,258     1,616,319     1,456,219
  State                                    342,578       304,043       302,024
                                        -----------   -----------   ----------
Provision for Income Taxes              $2,095,836    $1,920,362    $1,758,243
                                        ==========    ==========    ==========


Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

                                                   1996        1995        1994

  Federal taxes at statutory rate              $2,093,868  $1,912,757  $1,906,151
  Increase (decrease) resulting from
    tax effect of:
      Tax exempt interest on obligations
        of states and political subdivisions     (219,420)   (168,405)   (237,184)
      State income taxes, net of federal
        income tax benefit                        226,101     200,668     199,336
      Dividend received deduction                 (27,523)    (27,171)    (28,681)
      Excess capital loss                                     (12,354)    (36,132)
      Others, net                                  22,810      14,867     (45,247)
                                               ----------  ----------  ----------
  Provision for Income Taxes                   $2,095,836  $1,920,362  $1,758,243
                                               ==========  ==========  ==========

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996


Note I - Income Taxes (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

                                              1996         1995
                                              ----         ----
  Deferred tax assets:
      Allowance for loan losses             $623,249     $513,686
      Other real estate                        4,867        5,904
      Deferred compensation                   18,633       18,633
                                            --------     --------
       Gross Deferred Tax Assets             646,749      538,223
                                            --------     --------
   Deferred tax liabilities:
      Investment securities                   45,890       31,112
      Securities available for sale           94,993      154,780
      Other securities                        16,237            -
                                            --------     --------
        Gross Deferred Tax Liabilities       157,120      185,892
                                            --------     --------
            Net Deferred Tax Assets         $489,629     $352,331
                                            ========     ========

Note J - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

                                        1996          1995          1994
                                        ----          ----          ----
        Directors' fees               $153,275      $159,030      $178,125
        Stationery and supplies        184,158       184,332       169,314
        FDIC insurance                   2,000       225,087       418,242
        Other insurance                 50,686        57,465        63,419
        Postage                        126,971       122,308       123,272
        Telephone                       96,901        97,758        86,538
        Other                          757,298       712,745       633,883
                                    ----------    ----------    ----------
                                    $1,371,289    $1,558,725    $1,672,793
                                    ==========    ==========    ==========


Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 1996 was $3,339,298. Contributions for the current year were calculated using the base salary amount of $3,034,894. The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $455,234, $404,188 and $395,755 in 1996, 1995 and
1994, respectively.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note L - Other Financial Instruments, Commitments and
Contingencies

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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December
31:


                                                     Contract or Notional
                                                            Amount
                                                  --------------------------
                                                       1996         1995

     Commitments to extend credit                 $13,334,204  $13,111,542
     Standby letters of credit                        843,937      687,725
     Mortgage loans sold with repurchase
          requirements outstanding                  1,604,758    1,097,528



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

The bank subsidiary may be required to repurchase residential mortgage loans sold if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days. These loans are considered in the computation of the allowance for loan losses to cover future defaults.

In the normal course of business, the Corporation and its bank subsidiary are involved in various legal proceedings. Management has concluded, based upon advice of legal counsel, that the result of these proceedings will not have a material effect on the consolidated financial statements of the Corporation and its bank subsidiary.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996


Note M - First Pulaski National Corporation (Parent Company Only)
Financial Information



                                       BALANCE SHEETS

                                                            December 31,
                                                             -----------
                                                          1996          1995
ASSETS                                                    ----          -----
      Cash                                             $2,186,242    $2,397,343
      Investment in bank subsidiary, at equity         29,599,577    27,826,607
      Other assets                                        101,583       107,845
                                                      -----------   -----------
                        TOTAL ASSETS                  $31,887,402   $30,331,795
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
      Stockholders' Equity
            Common stock, $1 par value; authorized -
              10,000,000 shares;  1,532,220 and
              308,261 shares issued and outstanding    $1,532,220      $308,261
      Capital surplus                                   5,895,046     6,145,969
      Retained earnings                                24,278,237    23,579,610
      Net unrealized gains on securities available
              for sale, net of tax                        181,899       297,955
                                                       ----------    ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $31,887,402   $30,331,795
                                                      ===========   ===========

                        STATEMENTS OF INCOME

                                                          Years Ended December 31,
                                                          -----------------------
                                                       1996        1995        1994
                                                       ----        ----        ----
INCOME
      Dividends from subsidiary                   $2,130,927  $1,994,868  $1,818,435
      Other dividends                                115,642     114,166     120,509
                                                  ----------  ----------  ----------
                                                   2,246,569   2,109,034   1,938,944
                                                  ----------  ----------  ----------
EXPENSES
      Education                                       27,354      22,012      13,906
      Directors' fees                                 33,100      52,200      64,900
      Stockholder's meeting                           17,477      15,277      13,171
      Other                                           14,799      21,986       7,359
                                                  ----------  ----------  ----------
                                                      92,730     111,475      99,336
                                                  ----------  ----------  ----------
Income before applicable income taxes
      and equity in undistributed earnings
      of subsidiary                                2,153,839   1,997,559   1,839,608
Reduction in consolidated income taxes
      arising from parent company tax
      operating loss                                  19,733      25,995      21,214
                                                  ----------  ----------  ----------
Income before equity in undistributed
      earnings of subsidiary                       2,173,572   2,023,554   1,860,822
Equity in undistributed earnings of subsidiary     1,889,026   1,681,840   1,987,262
                                                  ----------  ----------  ----------
                        NET INCOME                $4,062,598  $3,705,394  $3,848,084
                                                  ==========  ==========  ==========

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996


Note M - First Pulaski National Corporation (Parent Company Only)
Financial Information (Continued)


                            STATEMENTS OF CASH FLOWS

                                                         Years Ended December 31,
                                                         -----------------------
                                                     1996         1995        1994
                                                     ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       4,062,598   $3,705,394  $3,848,084
 Adjustments to reconcile net income to
  net cash provided by operating activities -
   Equity in undistributed earnings of
   subsidiary                                    (1,889,026)  (1,681,840) (1,987,262)
   (Increase) decrease in other assets                6,262       (4,782)     (3,120)
                                                 ----------    ---------   ---------
    Cash Provided by Operating Activities         2,179,834    2,018,772   1,857,702
                                                 ----------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid                             (2,130,927)  (1,994,868) (1,818,435)
 Proceeds from issuance of common stock             501,476      428,928     778,688
 Common stock repurchased                          (761,484)           -           -
    Cash Used by Financing Activities            (2,390,935)  (1,565,940) (1,039,747)
                                                 ----------   ----------  ----------
INCREASE (DECREASE) IN CASH, net                   (211,101)     452,832     817,955
CASH, beginning of year                           2,397,343    1,944,511   1,126,556
                                                 ----------   ----------  ----------
CASH, end of year                                $2,186,242   $2,397,343  $1,944,511
                                                 ==========   ==========  ==========


Note N - Regulatory Requirements and Restrictions

The Corporation's bank subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve requirements was approximately $1,348,000 and $1,320,000 for the years ended December 31, 1996 and 1995, respectively.

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions.
 The amount available for payment of dividends without prior regulatory approval at December 31, 1996, to the Parent Company was $5,931,965.

The Corporation is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Comptroller of the Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines involving quantitative measures of the Corporation's assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note N - Regulatory Requirements and Restrictions (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject as of December 31, 1996.

As of September 25, 1995, the most recent notification from regulatory authorities categorized First Pulaski National Corporation and First National Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.


                                                                            To Be Well Capitalized
                                                                                 under Prompt
                                                          For Capital       Corrective Action
                                 Actual                Adequacy Purposes        Provisions
                                 ------                -----------------    -----------------------
                                          First                    First                First
                                First    Pulaski        First     Pulaski      First   Pulaski
                              National   National     National    National    National National
                                Bank    Corporation     Bank    Corporation     Bank Corporation
Amount:
  Total Risk-Based Capital
  (to Risk-Weighted Assets) $31,574,000 $33,863,000 $13,802,000 $13,809,000 $17,253,000 $17,261,000
 Tier I Capital
  (to Risk-Weighted Assets)  29,415,000  31,703,000   6,901,000   6,905,000  10,352,000  10,357,000
 Tier I Capital
  (to Adjusted Total Assets) 29,415,000  31,703,000   7,509,000   7,512,000  12,516,000  12,520,000

Ratios:
  Total Risk-Based Capital
  (to Risk-Weighted Assets)       18.30%      19.62%       8.00%       8.00%      10.00%     10.00%
 Tier I Capital
  (to Risk-Weighted Assets)       17.05%      18.37%       4.00%       4.00%       6.00%      6.00%
 Tier I Capital
  (to Adjusted Total Assets)      11.75%      12.66%       3.00%       3.00%       5.00%      5.00%


Note O - Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, non-employee directors and bank subsidiary employees may be granted options or rights to purchase shares of the Corporation's common stock. The option or purchase price under all plans is equal to the fair market value of the stock at the date of grant. The Corporation applies Accounting Principles Board (APB) Opinion 25 in computing compensation costs related to its stock option plans. Under this method, compensation is the excess, if any, of the market price of the stock at grant date over the amount that must be paid to acquire the stock. The Corporation's stock option plans have no intrinsic value at grant date, therefore no compensation cost has been recognized.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note O - Stock Option and Stock Purchase Plans (Continued)

However, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," corporations which follow APB Opinion 25 are required to disclose the pro forma amount for compensation costs for its stock option plans based on the fair value at the grant dates for awards under those plans. Accordingly, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                               1996         1995
                               ----         ----
Net Income:
   As reported           $4,062,598   $3,705,394
   Pro forma              4,044,598    3,692,894
Earnings per Share:
   As reported                $2.67        $2.42
   Pro forma                   2.66         2.41


In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 4.7 percent for all years; expected volatility of 6.3 and 5.3 percent; risk-free interest rates of 7.0 percent in both years; and expected lives of 4.4 years in 1996 and 1995. Pro forma disclosure is not required for 1994.

Shares available for grants of options or rights to purchase at December 31, 1996 include 55,000 shares under the 1987 stock option plan, 111,160 shares under the 1994 outside directors stock option plan and 118,150 shares under the 1994 employee purchase plan.

The 1987 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under this plan of which 45,000 shares have been granted and 40,000 shares have been exercised. These options expire 10 years from the date of grant.

The 1994 outside directors stock option plan permits the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares is granted upon becoming a member of the Board of Directors, of which 250 shares is immediately exercisable and the remaining 250 shares are exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee is still serving as an outside director. In addition, each outside director receives an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expire ten years from the date of grant.

The 1994 employee stock purchase plan permits the granting of stock options to eligible employees of the Corporation. A total of 150,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

                                        Number of Shares
                                        ----------------
Years of Service                 Under 10 years   Over 10 years
----------------                 --------------   -------------
Vice-Presidents and above              200             250
All other Officers                     125             175
Non-Officers                            75             125

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note O - Stock Option and Stock Purchase Plans (Continued)

The following is a summary of the stock option and purchase plans activity for 1996, 1995 and 1994:


                                               Stock Option Plans         Employee Purchase Plan
                                               ------------------         ----------------------
                                              Shares          Shares      Shares
                                             Available         Under    Available        Shares
                                            for Option        Option   for Purchase     Purchased
                                            ----------        ------   ------------     ---------
Balance, January 1, 1994,
as originally reported                          12,000         4,000              -             -

Adjustment for five-for-one stock split         48,000        16,000              -             -
                                            ----------     ---------    ------------    ----------
Balance, January 1, 1994, restated              60,000        20,000              -             -

Additions                                      150,000             -        150,000             -
Granted                                        (18,500)       18,500        (12,125)       12,125
Exercised                                            -       (28,000)             -       (12,125)
                                            ----------     ----------   ------------    ----------
Balance December 31, 1994                      191,500        10,500        137,875             -

Granted                                        (12,340)       12,340         (9,735)        9,735
Exercised                                            -        (6,350)             -        (9,735)

Balance December 31, 1995                      179,160        16,490        128,140             -

Granted                                        (13,000)       13,000         (9,990)        9,990
Exercised                                            -        (7,790)             -        (9,990)

Balance December 31, 1996                      166,160        21,700        118,150             -
                                             =========     ==========    ============    =========
Exercisable at December 31, 1996                              16,400
                                                              ======


The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995 is $4.50 and $3.44, respectively.

Note P - Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS" No. 107), requires entities to disclose the estimated fair value of its financial instrument assets and liabilities. Management is concerned that the required disclosures under SFAS No. 107 may lack reasonable comparability between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996

Note P - Fair Values of Financial Instruments (Continued)

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

Standby letters of credit: Value is estimated based on the related fee income associated with the commitment.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

                                               1996                                 1995
                                 ---------------------------       ---------------------------
                                 Carrying Amount  Fair Value       Carrying Amount  Fair Value
                                 ---------------  ----------       ---------------  ----------
Financial assets:
 Cash and short-term investments         $16,903     $16,903               $19,099     $19,099
 Securities                               63,447      63,539                58,923      59,026
 Loans                                   157,903     158,256               152,993     153,380
 Less:  allowance for loan losses         (2,381)          -                (2,058)          -

Financial liabilities:
 Deposits                                212,686     212,766               207,410     207,657
 Other borrowed funds                      1,847       1,785                 1,313       1,301

Unrecognized financial instruments:
 Standby letters of credit                     -          (1)                    -          (2)


            INDEPENDENT AUDITOR'S REPORT



Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective January 1, 1994, the Corporation changed its method of accounting for securities.


/s/ Putman & Hancock



Fayetteville, Tennessee
February 20, 1997

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

Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the Corporation and that its established policies and procedures are carefully followed. Management reviews and modifies the system of internal accounting controls to improve its effectiveness, and the system is augmented by written policies, the careful selection and training of qualified personnel, and a program of internal audit. Management believes that the system of internal accounting control provides reasonable assurance that assets are safeguarded and the financial information is objective and reliable.

Independent public accountants are engaged to audit the financial statements of the Corporation and issue a report thereon. They have informed management that the audits were conducted in accordance with generally accepted auditing standards which require a review of and evaluation of internal accounting controls to determine the nature, timing and extent of audit testing.

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

                           Served as                Principal Occupation
                           Director   Office in     or Employment for
Directors             Age  Since      Corporation   Last Five (5) Years
------------------------------------------------------------------------

David E. Bagley          43   4-22-93    Director      President, Bagley &
                                                       Bagley Ins., Inc.

Johnny Bevill            61   2-05-70    Director      Owner, Davis &
                                                       Eslick Market

James K. Blackburn, IV   54   4-07-83    Director      Owner, Lairdland
                                                       Farm; Real Estate
                                                       Broker

Wade Boggs               33   4-20-95    Director      Owner WashMaster
                                                       Car Wash and Boggs'
                                                       Properties

James H. Butler          50   4-05-84    Director      Real Estate Agent,
                                                       Butler Realty

Thomas L. Cardin         65   2-05-70    Director      President,
                                                       Cardin Distrib.
                                                       Company

Joyce F. Chaffin         65   4-01-82    Director      Retired Vice-
                                                       President, First
                                                       National Bank

Parmenas Cox             85   1-13-44    Senior        Senior Chairman,
                                         Chairman      First National Bank

Robert M. Curry          47   4-02-81    Chairman      Board Chairman, CEO,
                                         & Director    First National Bank

Gregory G. Dugger        47   4-22-93    Director      Dentist

Joe Dunavant             73   2-05-70    Director      Farmer, Dunavant &
                                                       Dunavant

Charles D. Haney         42   4-22-93    Director      Physician

Gary Harrison            46   4-02-87    Director      Vice-President,
                                                       First National Bank
Morris Ed Harwell        66   4-07-83    Director      President, Harwell
                                                       Enterprises

R. M. Harwell            93   1-13-49    Director      Vice-President,
                                                       Harwell Enterprises

James Rand Hayes         60   4-07-83    Director      Owner, Hayes
                                                       Properties

William R. Horne         49   4-02-81    President     President,
                                         & Director    First National Bank

Glen Lamar               50  10-19-81    Sec/Treas     Senior Vice-Pres.,
                                         & Director    and Cashier,
                                                       First National Bank

D. Clayton Lee           72   1-09-62    Director      Attorney-at-Law,
                                                       Retired

Kenneth R. Lowry         67   2-06-69    Director      Retired Supt.,
                                                       Genesco, Pulaski,
                                                       Tennessee Plant

Beatrice J. McElroy      72   4-05-79    Director      Real Estate
                                                       Investments

William A. McNairy       64   4-04-91    Director      Owner, McNairy's
                                                       Flowerama & Gifts

W. Harwell Murrey, MD    62   2-05-70    Director      Physician;
                                                       President,
                                                       Physicians &
                                                       Surgeons, Inc.

Stephen F. Speer         51  10-19-81    Director      Attorney, Partner
                                                       Henry, Henry, Stack,
                                                       Garner & Speer

W. E. Walters, Jr.       75   3-14-77    Director      Farmer

Bill Yancey              52   4-04-91    Director      Farmer

Director Stephen F. Speer and other members of the law firm of Henry, Henry, Stack, Garner & Speer, P.C., rendered legal services to the Corporation and its subsidiary during the current year.


10(b) Identification of Executive Officers

Parmenas Cox, Senior Chairman of the Board, is 85 years old and has been with the subsidiary bank since its beginning in January, 1938. He began work on January 13, 1938 as an Assistant Cashier, and was promoted to Vice-President and Cashier on January 10, 1946. In January, 1949 he was elected First Active Vice-President, and on January 8, 1952 he was promoted to President. In January, 1963 he was made Chairman of the Board of First National Bank and in October, 1981 was named Chairman of the Board of the newly formed Pulaski National Corporation, the one-bank holding company which was created to own First National Bank. In April, 1988 he was named Senior Chairman of the Board.

Robert M. Curry, Chairman of the Board and CEO, is 47 years old and came to work for First National Bank in June, 1973. Prior to his employment with the Subsidiary Bank, he worked at Hamilton National Bank, Knoxville, Tennessee as Assistant Cashier and Assistant Branch Manager from March, 1972 until May, 1973. He is a 1972 graduate of the University of Tennessee with a degree in business. In January, 1974, he was elected Assistant Cashier and was promoted to Assistant Vice-President in January, 1975. In December, 1976, he was promoted to Vice-President and was elected Executive Vice-President of First National Bank in December, 1977. He was elected Treasurer of First Pulaski National Corporation in October of 1981, and was elevated to the position of Vice-Chairman in April, 1988. In April of 1990 he was named Chairman of the Board and CEO for both First Pulaski National Corporation and First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

William R. Horne, President, is 49 years old and has been with the subsidiary bank since June, 1969, when he graduated from college. He worked part-time with the Bank while a student. On February 4, 1971 he was named Assistant Cashier. On February 1, 1973 he was named Assistant Vice-President. In January, 1974 he was promoted to Vice-President and in December, 1977 was made Executive Vice-President of First National Bank. In October, 1981 he was named Vice-President of First Pulaski National Corporation. In April, 1988 he was elevated to the position of President of First Pulaski National Corporation. Since April 5, 1990 he has also served as President of First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

Glen Lamar, Secretary-Treasurer, is 50 years old and joined the staff of First National Bank in July, 1976. Prior to that time, he was a financial auditor for the Dekalb County Board of Education in Atlanta, Georgia. He is a 1972 graduate of Oglethorpe University, Atlanta, with a degree in business administration. He was elected Comptroller in 1976 and was promoted to Cashier in December, 1977. In October, 1981, he was elected Secretary of First Pulaski National Corporation. In April, 1988 he was named Secretary-Treasurer. He also currently serves as Senior Vice-President and Cashier of First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

Gayle C. Gower, Assistant Secretary, is 52 years of age and was employed by First National Bank in August, 1974. She was promoted to Assistant Cashier in December, 1978. She was promoted to the position of Vice-President in September, 1985. She was elected Assistant Secretary of First Pulaski National Corporation in April, 1995.


10(c) Identification of Certain Significant Employees

None requiring identification.


10(d) Family Relationships

None requiring identification.


10(e) Business Experience

See table given in part 10(a).


10(f) Involvement in Certain Legal Proceedings

None requiring description.


Section (16a)  Beneficial Ownership Reporting Compliance

None requiring identification.

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Corporation during the fiscal years 1996, 1995 and 1994 for (i) the Chief Executive Officer of the Corporation and (ii) the President of the Corporation (collectively, the "Named Executive Officers"):

                        SUMMARY COMPENSATION TABLE

                           Annual Compensation
                           -------------------

Name and                 Fiscal                          All Other
Principal Position       Year     Salary     Bonus       Compensation(1)
----------------------   ------  --------  --------      ---------------
Robert M. Curry,           1996  $105,786    $6,904             $18,307
Chief Executive Office     1995  $102,708        $0             $16,749
of the Corporation         1994  $102,708    $3,989             $17,186

William R. Horne,          1996  $105,786    $6,927             $18,278
President of the           1995  $102,708        $0             $16,755
Corporation                1994  $102,708    $3,996             $17,338

(1) Represents (i) Corporation contributions to a defined contribution plan in the amount of $16,597, $15,110 and $15,682 for Mr. Curry in fiscal 1996, 1995 and 1994, respectively, and $16,683, $15,181 and $15,753 for Mr.
Horne in fiscal 1996, 1995 and 1994, respectively; (ii) premiums paid by the Corporation with respect to life insurance policies on the life of the Named Executive
Officers payable to beneficiaries designated by the Named
Executive Officers of $1,431, $1,410 and $1,406 in fiscal
1996, 1995 and 1994, respectively, for Mr. Curry and
$1,595, $1,574 and $1,570 in fiscal 1996, 1995 and 1994,
respectively, for Mr. Horne; and (iii) interest paid by the Bank (for which the named Executive Officers serve as Executive Officers) on loans to the named Executive
Officers arranged by the Bank, the proceeds of which were used to purchase Common Stock of the Corporation, in the amount of $279, $229 and $98 in fiscal 1996, 1995 and 1994, respectively, for Mr. Curry and $0, $0 and $15, in fiscal 1996, 1995 and 1994, respectively for Mr. Horne.


DIRECTOR COMPENSATION

The Directors of the Corporation are compensated at the rate of $300.00 for each Directors meeting attended. Those Directors of the Corporation who serve on the Board of Directors of the First National Bank of Pulaski, Tennessee also serve on the Executive and Loan Committee for the Bank and are compensated at the rate of $300.00 per Directors meeting and Executive and Loan Committee meeting. Additionally, Directors who serve on the Audit Committee of First National Bank of Pulaski receive $100.00 per meeting. All other Directors who serve on other committees for the Bank receive $50.00 per meeting. Inside Directors (Bank employees) only receive Director fees for regular Board of Directors meetings and Executive and Loan Committee meetings.



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table lists all current directors, the number of shares of common stock(the Corporation's only class of voting securities) beneficially owned and the nature of beneficial ownership, and the percent of class.

                         Shares beneficially owned         Percentage of
Directors                as of Mar. 15, 1997               class owned
----------------------   -------------------------         -------------

David E. Bagley                     3,950  (1)                     0.26%

Johnny Bevill                      20,130  (2)  *                  1.31%

James K. Blackburn, IV              8,480  (3)  *                  0.55%

Wade Boggs                            910  (4)                     0.06%

James H. Butler                     4,661  (5)                     0.30%

Thomas L. Cardin                   23,065  (6)  *                  1.51%

Joyce F. Chaffin                    6,000  (7)                     0.39%

Parmenas Cox                       16,295       *                  1.06%

Robert M. Curry                    40,410  (8)  *                  2.64%

Gregory G. Dugger                   4,580  (9)                     0.30%

Joe Dunavant                        9,640 (10)                     0.63%

Charles D. Haney                   14,850 (11)                     0.97%

W. Gary Harrison                   23,275 (12)  *                  1.52%

R. M. Harwell                      15,180 (13)                     0.99%

Morris Ed Harwell                  12,840 (14)  *                  0.84%

James Rand Hayes                   10,850 (15)                     0.71%

William R. Horne                   30,830 (16)  *                  2.01%

Glen Lamar                         28,420 (17)  *                  1.85%

D. Clayton Lee                     51,500 (18)                     3.36%

Kenneth R. Lowry                   11,840 (19)                     0.77%

Beatrice J. McElroy                16,705 (20)                     1.09%

William A. McNairy                    500 (21)                     0.03%

W. Harwell Murrey, M. D.           37,684 (22)  *                  2.46%

Stephen F. Speer                   23,680 (23)  *                  1.55%

W. E. Walters, Jr.                 11,400 (24)                     0.74%

Bill Yancey                         3,750 (25)  *                  0.24%

  TOTAL                            421,115(26)                    27.48%



(1)	Includes 500 shares held by Ameritrade, Inc. for benefit of David Bagley and wife, 200 shares held by Ameritrade, Inc. for benefit of David Bagley as trustee for two children, 500 shares held by Prudential Bank and Trust as trustee for David Bagley, and 2,750 shares held by Prudential Securities, Inc. for benefit of David Bagley.

 (2)	Includes 10,065 shares held by wife.

 (3)	Includes 1,730 shares held by wife.

 (4)	Includes 490 shares held with wife and 420 shares held with father.

 (5)	Includes 4,211 shares held jointly with wife and 450 shares held jointly with three children.

 (6)	Includes 10,865 shares held by Ameritrade, Inc. for benefit of Thomas L.
        Cardin IRA, 2,500 shares held by James Clarence Cardin Testamentary Trust, and 2,345 shares held by wife.

 (7)	Includes 2,625 shares held by husband.

 (8)	Includes 7,780 shares held jointly with wife, 6,180 shares held jointly with two brothers as equal partners, and 630 shares held jointly with wife as Trustee for four children.

 (9)	Includes 100 shares held jointly with wife as Trustee for child and 1,665 shares held by Ameritrade, Inc. for benefit of Gregory G. Dugger IRA.

(10)	Includes 1,070 shares held jointly with wife.

(11)	Includes 4,240 shares held jointly with wife, 300 shares held jointly with wife as Trustee for three children, and 10,310 shares held in trust for employees of Physicians and Surgeons, Inc.

(12)	Includes 90 shares held by wife as Trustee for child, and 22,935 shares held jointly with wife.

(13)	Includes 650 shares held by wife and does not include shares held by his son, Morris Ed Harwell.

(14)	Includes 100 shares held by wife and does not include shares held by his father, R. M. Harwell.

(15)	Includes 10,100 shares held jointly with wife.

(16)	Includes 5,260 shares held jointly with wife.

(17)	Includes 23,190 shares held jointly with wife and 940 shares held as custodian for two children.

(18)	Includes 28,090 shares held by wife.

(19)	Includes 3,700 shares held jointly with wife.

(20)	Includes 540 shares held by husband, 1,051 shares held jointly with husband, 11,414 shares held jointly with two children and 2,640 shares held as Trustee for two children.

(21)	Held jointly with wife.

(22)	Includes 10,310 shares held in trust for employees of Physicians &
        Surgeons, Inc., and 17,475 shares held by wife.

(23)	Includes 360 shares held by Henry, Henry, Stack, Garner & Speer, P.C.
        Retirement Plan.

(24) Includes 1,090 shares held by wife and 2,240 shares held jointly with wife.

(25)   Held jointly with wife.

(26) Total has been reduced by the 10,310 shares held in trust for the employees of Physicians and Surgeons, Inc. which is reflected twice in the individual totals above, with the holdings of Charles D. Haney and W. H. Murrey.


The following table sets forth information concerning persons who are the beneficial owners of more than five percent of the Corporation's common stock (its only class of voting securities).
 The information shown below is as of February 15, 1997 and is based on the Corporation's stock records or the ownership data filed with the Securities and Exchange Commission.

Name and address of         Number of shares          Percentage
beneficial owner(s)         beneficially owned        of class
-------------------         ------------------        ----------
First National Bank                93,558                6.11%
of Pulaski, Tennessee
Profit Sharing Plan

The following table shows the ownership of the Corporation's equity securities beneficially owned by all directors and executive officers of the Corporation and its subsidiary (a total of 26 persons including those listed before) as a group on February 15, 1997.


Title of                    Number of shares          Percentage
class                       beneficially owned        of class
--------------              --------------------      ----------
Common Stock                      421,115               27.48%


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1996 the Corporation paid the law firm of Henry, Henry, Stack, Garner and Speer legal fees of less than $27,000.00. Stephen F.
Speer is a partner in the above firm and is also a director of the Corporation.

Some of the Corporation's officers and directors are at present, as in the past, customers of the Corporation's subsidiary bank, and some of the Corporation's officers and directors are directors or officers of corporations or members of partnerships which are customers of the Corporation's subsidiary bank. As such customers, they had transactions in the ordinary course of business in 1996 with said bank, including borrowings, all of which were substantially on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features.

                           PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

14(a) (1) and (2) Financial Statements and Financial Statement
Schedules

The following consolidated financial statements of the Corporation and its subsidiary are included in Part II, Item 8:

Consolidated Balance Sheets--December 31, 1996 and 1995.

Consolidated Statement of Income--Years Ended December 31,
1996, 1995 and 1994.

Consolidated Statements of Cash Flows--Years Ended December 31,
1996, 1995 and 1994.

Consolidated Statements of Changes in Stockholders' Equity-
Years Ended December 31, 1996, 1995 and 1994.

The following parent company only financial statements for the First Pulaski National Corporation are included in Part II, Item
8:

Balance Sheets--December 31, 1996 and 1995.

Statements of Income--Years Ended December 31, 1996, 1995 and
1994.

Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994.


14(a) (3) Listing of Exhibits

Statement Regarding Computation of Per Share Earnings - Included in Note A to Financial Statements, Part II, Item 8.

Consent of Putman & Hancock, Certified Public Accountants -
Included in items referenced in paragraph (c) of this item, on following pages.

Financial Data Schedule


14(b) Reports on Form 8-K

During the last quarter of 1996, no Form 8-K reports were required to be filed.


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


                                      First Pulaski National Corporation
                                      ----------------------------------
                                                (Registrant)



Date:    3-18-97                      By: /s/ Parmenas Cox
      -----------------                   ------------------------------
                                          Parmenas Cox, Senior Chairman




Date:    3-18-97                      By: /s/ Robert M. Curry
      -----------------                   ------------------------------
                                          Robert M. Curry, Chairman




Date:    3-18-97                      By: /s/ Glen Lamar
      -----------------                   ------------------------------
                                          Glen Lamar, Secretary/Treasurer


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
W. E. Walters, Director                   Bill Yancey, Director


                       INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------


   11      Statement Regarding Computation of Per Share
           Earnings -- Included in Note A to Financial
           Statements, Part II, Item 8

   24      Consent of Putman & Hancock, Certified Public
           Accountants

   27      Financial Data Schedule

