Form 10-Q
period 1997-03-31
FIRST PULASKI NATIONAL CORP
filed 1997-05-15
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                              ------------------------------------------


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

                     Commission File Number 0-10974
                                            -------

                   FIRST PULASKI NATIONAL CORPORATION
       ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)



Tennessee                                            62-1110294
-------------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation)                                    Identification No.)


206 South First Street, Pulaski, Tennessee           38478
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number:                       615-363-2585
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

      Common Stock, $1.00 par value -- 1,532,290 Shares Outstanding

                     PART I - FINANCIAL INFORMATION
                     ------------------------------
Item 1.  Financial Statements.

            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                March 31,   December 31,
                                                   1997         1996
  ASSETS                                      ------------ ------------
Cash and due from banks                        $10,118,513   $8,411,810
Federal funds sold                              13,535,484    8,491,655
                                              ------------ ------------
  Cash and cash equivalents                     23,653,997   16,903,465
Securities available for sale                   44,371,599   43,757,815
Securities held to maturity                     19,712,241   19,689,343
Net loans and leases                           158,864,347  155,522,625
Bank premises and equipment                      7,205,062    7,151,876
Accrued interest receivable                      3,462,681    3,401,339
Prepayments and other assets                     1,388,255    2,147,073
Other real estate owned                            161,352      218,901
                                              ------------ ------------
  TOTAL ASSETS                                $258,819,534 $248,792,437
                                              ============ ============
  LIABILITIES
Deposits
  Non-interest bearing balances                $31,358,653  $30,479,710
  Interest bearing balances                    190,610,919  182,206,625
                                              ------------ ------------
                                               221,969,572  212,686,335
Other borrowed funds                             1,812,696    1,846,814
Accrued taxes                                      552,463      113,041
Accrued interest on deposits                     1,766,081    1,684,906
Accrued profit sharing expense                     138,325      158,699
Other liabilities                                  417,472      415,240
                                              ------------ ------------
  TOTAL LIABILITIES                            226,656,609  216,905,035
                                              ------------ ------------
  STOCKHOLDERS' EQUITY
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,532,290 and 1,532,220 shares
  issued and outstanding, respectively           1,532,290    1,532,220
Capital Surplus                                  5,896,768    5,895,046
Retained Earnings                               24,777,208   24,278,237
Unrealized gains (losses) on securities            (43,341)     181,899
                                              ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                    32,162,925   31,887,402
                                              ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $258,819,534 $248,792,437
                                              ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                 For Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   1997         1996
                                                   ----         ----
INTEREST INCOME:
 Loans, including fees                          $4,222,676   $4,218,468
 Securities                                        933,929      858,753
 Deposits                                                0        1,823
 Federal funds sold                                137,055      152,793
                                                ----------   ----------
 TOTAL INTEREST INCOME                           5,293,660    5,231,837

INTEREST EXPENSE:
 Deposits:
  NOW accounts                                      93,867      107,905
  Savings and MMDAs                                175,627      195,225
  Time                                           1,908,015    1,893,246
 Borrowed funds                                     28,379       22,573
                                                ----------   ----------
 TOTAL INTEREST EXPENSE                          2,205,888    2,218,949
                                                ----------   ----------

   NET INTEREST INCOME                           3,087,772    3,012,888

Provision for loan losses                           75,000      100,000
                                                ----------   ----------

   NET INTEREST INCOME AFTER PROVISION
   PROVISION FOR LOAN LOSSES                     3,012,772    2,912,888
                                                ----------   ----------
OTHER INCOME:

 Service charges on deosit accounts                379,994      340,313
 Other service charges and fees                     92,676       91,302
 Security gains (losses), net                       (6,563)        (323)
 Other miscellaneous income                         16,382       28,088
                                                ----------   ----------
   TOTAL OTHER INCOME                              482,489      459,380
                                                ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                 For Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   1997         1996
                                                   ----         ----
OTHER EXPENSES:

 Salaries and employee benefits                  1,037,396    1,019,069
 Occupancy, net                                    185,778      213,840
 Furniture and equipment                           169,523      172,103
 Advertising and public relations                  130,574       92,420
 Other operating                                   320,710      311,565
                                                ----------   ----------
 TOTAL OTHER EXPENSES                            1,843,981    1,808,997
                                                ----------   ----------

Income before income taxes                      $1,651,280   $1,563,271

Applicable income taxes                            600,685      575,489
                                                ----------   ----------
   NET INCOME                                   $1,050,595     $987,782
                                                ==========   ==========



PER SHARE DATA:

 Net income per
  share                                              $0.69        $0.65

 Dividends per share                                 $0.36        $0.32

 Number of shares                                1,532,263    1,522,850
                                                ==========   ==========

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                           STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                       For the Three Months Ended March 31, 1997




                                                                   Unrealized
                                                                  Gains/<Losses>
                              Common       Capital     Retained   on Securities    Total
                               Stock       Surplus     Earnings    Net of Taxes
                           -----------------------------------------------------------------
Balance, December 31,
     1996                    $1,532,220   $5,895,046  $24,278,237     $181,899  $31,887,402

Net Income                                              1,050,595                 1,050,595

Cash Dividends
  ($3.20 per share)                                      (551,624)                 (551,624)

Common Stock Issued                  70        1,722                                  1,792

Change in unrealized
 gains <losses> on
 securities, net of tax                                               (225,240)    (225,240)
                           -----------------------------------------------------------------
Balance,
 March 31, 1997              $1,532,290   $5,896,768  $24,777,208     ($43,341) $32,162,925
                           =================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                     For Three Months Ended
                                                            March 31,

                                                      1997         1996
                                                      ----         ----
Cash Flows From Operating Activities:

  Net Income                                        $1,050,595     $987,782
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                           75,000      100,000
    Depreciation of premises and equipment             171,780      169,848
    Amortization and accretion of securities, net       58,581       64,534
    Security (gains) losses, net                         6,563          323
    Gains on sale of other assets                       (5,982)           0
    Increase in interest receivable                    (61,410)    (145,854)
    Increase in prepaid expenses                       (30,728)     (54,815)
    (Increase) decrease in other assets                 27,745      (11,601)
    Increase (decrease) in accrued interest payable     81,175     (122,717)
    Increase in accrued taxes                          439,422      449,681
    Decrease in other liabilities                      (19,738)     (44,605)
                                                    -----------  -----------
       Net Cash From Operating Activities            1,793,003    1,392,576


Cash Flows for Investing Activities:

    Proceeds from maturity of securities             4,531,883    5,880,857
    Proceeds from sale of securities                 1,500,000            0
    Proceeds from sale of other real estate             63,532        1,600
    Purchase of investment securities               (6,197,081)  (7,571,322)
    Decrease in interest bearing deposits                    0      100,000
    Net increase in loans                           (3,415,127)  (2,758,714)
    Capital expenditures                              (224,967)     (65,957)
                                                    -----------  -----------
       Net Cash Used by Investing Activities        (3,741,760)  (4,413,536)


Cash Flows From Financing Activities:

    Net increase in deposits                         9,283,238    6,246,593
    Cash dividends paid                               (551,624)    (484,509)
    Proceeds from issuance of common stock               1,792       10,350
    Payments to repurchase shares                            0     (761,484)
    Proceeds from borrowings                                 0      660,000
    Borrowings repaid                                  (34,118)     (26,686)
                                                    -----------  -----------
       Net Cash From Financing Activities            8,699,288    5,644,264
                                                    -----------  -----------

Net Increase in Cash and Cash Equivalents            6,750,531    2,623,304

Cash and Cash Equivalents at Beginning of Period    16,903,466   18,999,167
                                                    -----------  -----------
Cash and Cash Equivalents at End of Period         $23,653,997  $21,622,471
                                                    ===========  ===========

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

     Reference is made to the report of the registrant on Form 10-K for the year ending December 31, 1996, which report was filed with the

Securities and Exchange Commission on or about March 30, 1997.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is essential in the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $6,750.5 thousand in the first quarter of 1997 due to an excess of deposit growth over loan demand and management's decision to delay investment activity due to the current interest rate

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


environment.

     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $16,122,105 at March 31,

1997, representing 25.2 percent of the investment securities portfolio as compared to the 27.1 percent level of one year earlier. Other sources of liquidity include maturing loans and federal funds sold.

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

Tier II) to total risk-weighted assets ratio of at least 8.00 percent,

and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at March 31, 1997 and December 31, 1996.

                                                March 31,   December 31,
                                                   1997         1996
                                              ------------ ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    32,204       31,703
  Risk-weighted assets                             177,153      172,614
  Tier I capital to risk-weighted assets             18.18%       18.37%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               34,423       33,863
  Risk-weighted assets                             177,153      172,614
  Total capital to risk-weighted assets              19.43%       19.62%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    32,204       31,703
  Total assets                                     258,820      248,792
  Tier I capital to total assets                     12.44%       12.74%
  Regulatory requirement                              3.00%        3.00%


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


     (c)  Results of Operations

     Net income of the registrant amounted to $1,050,595 in the first three months of 1997.  This amounted to an increase of $62,813, or

6.4 percent, compared to the first three months of 1996.  Net income was higher, as compared to the same period last year, largely due to increased net interest income.  Net interest income increased mainly because of significant growth in income earned on investment securities and loans, including fees.  Also contributing to higher net interest income was the reduction in interest expense, which resulted primarily from decreases in interest paid on Savings, Money Market, and Now accounts as compared to first quarter last year.  Other income for the first three months showed an increase from same period last year mainly due to the rise in service charges on deposit accounts.  However, this increase was more than offset by the increase in total other expenses.

This was the result of higher advertising, public relations and other operating costs.  Salaries and employee benefits were also slightly higher,although, net occupancy expense showed a decrease as compared to the first quarter of 1996.

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


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


The net interest income of the registrant for the three month period ending March 31, 1997 increased by $74,884, or 2.5 percent, as compared to the same period of 1996, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

     The loan loss provision for the three months ended March 31,

1997, decreased $25,000 over the same period in 1996.

     Income before taxes increased by $88,009, or 5.6 percent as compared to the same period from prior year.  The increase in applicable income taxes was $25,196, or 4.4 percent.

     On a per share basis, income was $0.69 per share based on 1,532,263 shares for the first three months of 1997 as compared to $0.65 per share on 1,522,850 shares for the first three months of 1996.  These per share figures have been restated to reflect the increased number of common shares resulting from the stock split approved April 18, 1996 and effective July 1, 1996.

     Non-performing assets at December 31, 1996 included $218.9 thousand in other real estate owned, $449.5 thousand in non-accrual loans, and

$190.7 thousand in loans past due ninety days or more as to interest or principle payment.  Additionally, there were no restructured loans at year-end.  At March 31, 1997, the corresponding figures were $161.4 thousand in other real estate owned, $496.9 thousand in non-accrual loans, $74.5 thousand in loans past due ninety days or more, and no


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


loans restructured.  Although there was an increase in nonaccrual loans from December 31, 1996, the allowance for loan losses totaling $2,550.6 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

     On January 1, 1994, the Company adopted Statement of Financial

Accounting Standards No. 115.  As a result of the issuance and adoption of this statement, management now classifies a majority of the investment portfolio in the available-for-sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities classified as available-

for-sale in the forseeable future.  However, these securities may be sold in response to changes in interest rates, changes in prepayment risk,

the need to increase regulatory capital or asset/liability srategy.

     On January 1, 1995, the Company adopted FASB Statements No. 114 and

No. 118, both of which deal with accounting by creditors for impairment of loans. Statements No. 114 and No. 118 provide new rules for measuring impairment losses on loans.  As of the first quarter of 1997, the

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


     (b)  No Form 8-K Reports were required to be filed during the first quarter of 1997.



                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  May 15, 1997               /s/ Robert M. Curry
       ----------------          ---------------------------------------
                                 Robert M. Curry, Chairman of the Board
                                 and Chief Executive Officer



Date:  May 15, 1997               /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer


      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

            FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
          ---------------------------------------------------


(11)  Statement re computation of per share earnings

(27)  Financial Data Schedules
