Form 10-Q
period 1997-06-30
FIRST PULASKI NATIONAL CORP
filed 1997-08-14
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                              ------------------------------------------


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

      Common Stock, $1.00 par value -- 1,534,486 Shares Outstanding

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                 June 30,   December 31,
  ASSETS                                           1997         1996
  ------                                      ------------ ------------
Cash and due from banks                        $13,038,145   $8,411,810
Federal funds sold                              12,382,875    8,491,655
                                              ------------ ------------
  Cash and cash equivalents                     25,421,020   16,903,465
Securities available for sale                   43,457,811   43,757,815
Securities held to maturity                     19,458,033   19,689,343
Net loans and leases                           163,002,229  155,522,625
Bank premises and equipment                      7,331,758    7,151,876
Accrued interest receivable                      3,301,244    3,401,339
Prepayments and other assets                     1,310,530    2,147,073
Other real estate owned                             62,477      218,901
                                              ------------ ------------
  TOTAL ASSETS                                $263,345,102 $248,792,437
                                              ============ ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                $34,833,143  $30,479,710
  Interest bearing balances                    190,361,640  182,206,625
                                              ------------ ------------
                                               225,194,783  212,686,335
Other borrowed funds                             2,276,530    1,846,814
Accrued taxes                                      257,792      113,041
Accrued interest on deposits                     1,933,273    1,684,906
Accrued profit sharing expense                     122,061      158,699
Other liabilities                                  431,396      415,240
                                              ------------ ------------
  TOTAL LIABILITIES                            230,215,835  216,905,035
                                              ------------ ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized
  10,000,000 shares; 1,534,486 and 1,532,220
  shares issued and outstanding, respectively    1,534,486    1,532,220
Capital Surplus                                  5,956,644    5,895,046
Retained Earnings                               25,495,787   24,278,237
Unrealized gains on securities                     142,350      181,899
                                              ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                    33,129,267   31,887,402
                                              ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $263,345,102 $248,792,437
                                              ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                 For Three Months Ended     For Six Months Ended
                                                        June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                   1997         1996         1997         1996
                                                   ----         ----         ----         ----
INTEREST INCOME:
 Loans, including
  fees                                          $4,421,416   $4,297,459   $8,644,092   $8,515,927
 Investment
  securities                                       954,401      923,600    1,888,330    1,782,353
 Deposits                                                0            0            0        1,823
 Federal funds sold                                201,463      134,778      338,518      287,571
                                                ----------   ----------   ----------   ----------
                                                 5,577,280    5,355,837   10,870,940   10,587,674

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                      92,094       99,688      185,961      207,593
  Savings and MMDA                                 179,952      183,696      355,579      378,921
  Time                                           1,988,507    1,891,667    3,896,522    3,784,913
 Borrowed funds                                     32,480       29,905       60,859       52,478
                                                ----------   ----------   ----------   ----------
                                                 2,293,033    2,204,956    4,498,921    4,423,905
                                                ----------   ----------   ----------   ----------

NET INTEREST INCOME                              3,284,247    3,150,881    6,372,019    6,163,769

Loan loss provision                                105,000      153,000      180,000      253,000
                                                ----------   ----------   ----------   ----------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                                      3,179,247    2,997,881    6,192,019    5,910,769
                                                ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                 409,575      380,374      789,569      720,687
 Other service
  charges and fees                                  81,241       77,286      173,917      168,588
 Security gains
  (losses)                                         (24,253)    (100,293)     (30,816)    (100,616)
 Other                                             211,094      142,587      227,476      170,675
                                                ----------   ----------   ----------   ----------
                                                   677,657      499,954    1,160,146      959,334
                                                ----------   ----------   ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                 For Three Months Ended     For Six Months Ended
                                                        June 30,                  June 30,
                                                 ----------------------    ----------------------
                                                   1997         1996         1997         1996
                                                   ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits                              1,084,398    1,039,669    2,121,794    2,058,738
 Occupancy, net                                    180,463      204,416      366,241      418,256
 Furniture and
  equipment                                        174,577      186,970      344,100      359,073
 Advertising and
  public relations                                 109,634       99,158      240,208      191,578
 Other operating                                   396,469      354,553      717,179      666,118
                                                ----------   ----------   ----------   ----------
                                                 1,945,541    1,884,766    3,789,522    3,693,763
                                                ----------   ----------   ----------   ----------

Income before
 income taxes                                   $1,911,363   $1,613,069   $3,562,643   $3,176,340

Applicable income
 taxes                                             640,369      572,788    1,241,054    1,148,277
                                                ----------   ----------   ----------   ----------
NET INCOME                                      $1,270,994   $1,040,281   $2,321,589   $2,028,063
                                                ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per
  share                                              $0.83        $0.69        $1.51        $1.33

 Dividends per share                                 $0.36        $0.32        $0.72        $0.64

 Number of shares                                1,533,328    1,515,845    1,532,798    1,519,350
                                                ==========   ==========    ==========   ==========

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                          STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                        For the Six Months Ended June 30, 1997




                                                                                      Unrealized
                                                                                     Gains/<Losses>
                                                 Common       Capital     Retained   on Securities    Total
                                                  Stock       Surplus     Earnings    Net of Taxes
                                              ----------------------------------------------------------------
Balance, December 31,
     1996                                       $1,532,220   $5,895,046  $24,278,237     $181,899  $31,887,402

Net Income                                                                 2,321,589                 2,321,589

Cash Dividends
  ($0.72 per share)                                                       (1,104,039)               (1,104,039)

Common Stock Issued                                  2,266       61,598                                 63,864

Change in unrealized
 gains <losses> on
 securities, net of tax                                                                   (39,549)     (39,549)
                                                ----------   ----------  -----------  -----------  -----------
Balance,
 June 30, 1997                                  $1,534,486   $5,956,644  $25,495,787     $142,350  $33,129,267
                                                ==========   ==========  ===========  ===========  ===========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.  (Continued)


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                         For Six Months Ended
                                                                June 30,
                                                           1997         1996
                                                           ----         ----
Cash Flows From Operating Activities:
  Net Income                                         $2,321,589   $2,028,063
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                           180,000      253,000
    Depreciation of premises and equipment              349,197      354,822
    Amortization and accretion of investment
      securities, net                                   104,892      120,657
    Security (gains) losses, net                         30,816      100,616
    Gains from sale of other real estate                (18,947)      (3,166)
    Increase in interest receivable                     100,023      (97,397)
    Increase in prepaid expenses                        (39,629)     (80,329)
    Increase (decrease) in other assets                  18,716      (31,929)
    Increase (decrease) in accrued interest payable     272,597      (59,672)
    Increase in accrued taxes                           144,750      114,118
    Increase (decrease) in other liabilities            (35,906)     (58,828)
                                                     -----------  -----------
       Net Cash From Operating Activities             3,428,098    2,639,955

Cash Flows for Investing Activities:
    Proceeds from maturity of investment
      securities                                     18,466,613    7,734,325
    Proceeds from sale of investment securities       1,500,000   11,967,501
    Proceeds from sale of other real estate             175,372       17,166
    Purchase of investment securities               (18,753,029) (24,097,106)
    Decrease in interest bearing deposits                     0      100,000
    Net increase in loans                            (7,668,411)  (7,433,310)
    Principal payments received under leases                  0            0
    Capital expenditures                               (529,079)    (280,276)
    Other real estate acquired, net                           0        2,800
                                                    -----------  -----------
       Net Cash Used by Investing Activities         (6,808,534) (11,988,900)

Cash Flows From Financing Activities:
    Net increase in deposits                         12,508,449    6,977,284
    Cash dividends paid                              (1,104,039)    (970,137)
    Proceeds from issuance of common stock               63,864      103,450
    Payments to repurchase shares                             0     (761,484)
    Proceeds from borrowings                            500,000      670,809
    Borrowings repaid                                   (70,284)     (70,088)
                                                    -----------  -----------
       Net Cash From Financing Activities            11,897,990    5,949,834
                                                    -----------  -----------
Net Increase in Cash and Cash Equivalents             8,517,554   (3,399,111)
Cash and Cash Equivalents at Beginning of Period     16,903,466   18,999,167
                                                    -----------  ------------
Cash and Cash Equivalents at End of Period          $25,421,020  $15,600,056
                                                    ===========  ============

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

Securities and Exchange Commission on or about March 30, 1997.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $8,517.6 thousand as of the end of the second quarter in 1997 due to an excess of deposit growth over loan demand and management's decision to delay investment activity due to the current interest rate environment.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $11,216,579 at June 30,

1997, representing 17.8 percent of the investment securities portfolio as compared to the 23.8 percent level of one year earlier.  Management classifies a majority of the investment portfolio in the available-for-

sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the forseeable future.

However, these securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.

     Other sources of liquidity include maturing loans and federal funds sold.

     The registrant knows of no unusual demands, commitments, or events which could adversely impact the liquidity of the registrant.

     (b)  Capital Adequacy

     The Federal Reserve Board, the Office of the Comptroller of the

Currency and the FDIC  have issued risk-based capital guidelines for U.S.

banking organizations.  These guidelines provide a uniform capital frame-

work that is sensitive to differences in risk profiles among banks.

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

3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at June 30, 1997 and December 31, 1996.

                                                 June 30,   December 31,
                                                   1997         1996
                                              ------------ ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    32,984       31,703
  Risk-weighted assets                             182,094      172,614
  Tier I capital to risk-weighted assets             18.11%       18.37%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               35,263       33,863
  Risk-weighted assets                             182,094      172,614
  Total capital to risk-weighted assets              19.37%       19.62%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    32,984       31,703
  Total assets                                     263,345      248,792
  Tier I capital to total assets                     12.53%       12.74%
  Regulatory requirement                              3.00%        3.00%

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


     (c)  Results of Operations

     Net income of the registrant was $2,321,589 in the first six months of 1997.  This amounted to an increase of $293,526, or 14.5 percent, compared to the first six months of 1996.  Net income was higher, as compared to the same period last year, largely due to increased net interest income.  Net interest income increased mainly because of significant growth in income earned on investment securities and loans, including fees.  This growth more than offset the rise in interest expense, which resulted primarily from an increase in interest paid on time deposits over the six months ended June 1996.  Other income for the first six months showed an increase from the same period last year primarily due to an increase in other service charges, fees and miscellaneous income.  However, this was moderately offset by the increase in total other expenses which was primarily the result of increased advertising and public relations and other operating costs.

Salaries and employee benefits were slightly higher than in June 1996.

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

The net interest income of the registrant for the six month period ending June 30, 1997 increased by $208,250, or 3.4 percent, as compared to the same period in 1996, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

     Income before taxes increased by $386,303 or 12.2 percent as compared to the same period from the prior year.  The increase in applicable income taxes was $92,777, or 8.1 percent.

     On a per share basis, net income was $1.51 per share based on

1,532,798 shares for the first six months of 1997 as compared to $1.33 per share on 1,519,350 shares for the first six months of 1996.  All per share figures have been restated to reflect the increased number of common shares resulting from the 1996 stock split.

     Non-performing assets at December 31, 1996 included $218.9 thousand in other real estate owned, $449.5 thousand in non-accrual loans, and

$190.7 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at year-end.  At June 30, 1997, the corresponding figures were $62.5 thousand in other real estate owned, $543.2 thousand in non-accrual loans, 223.3 thousand in loans past due ninety days or more, and no loans restructured.  The Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


sufficient for those loans.  Although there was a slight increase in nonaccrual loans from December 31, 1996, the allowance for loan losses totaling $2,537.8 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The annual meeting of the stockholders of the First Pulaski

National Corporation was held on April 17, 1997.  All matters subject to a vote of security holders were furnished to security holders with sufficient advance notice as required.

     (b)  At the annual meeting of stockholders on April 17, 1997, the following Directors were elected to one year terms of membership:

          David E. Bagley                         R. M. Harwell
          Johnny Bevill                           Morris Ed Harwell
          James K. Blackburn, IV                  James Rand Hayes
          Wade Boggs                              William R. Horne
          James H. Butler                         Glen Lamar
          Thomas L. Cardin                        D. Clayton Lee
          Joyce F. Chaffin                        Kenneth R. Lowry
          Parmenas Cox                            Beatrice J. McElroy
          Robert M. Curry                         William A. McNairy
          Gregory G. Dugger                       W. Harwell Murrey
          Joe Dunnavant                           Stephen F. Speer
          Charles D. Haney                        Bill Yancey
          W. Gary Harrison

     All Members of the Board are elected to one year terms and the members listed above constitute the full membership of the Board.

     (c)  Among matters brought to a vote of stockholders was the adoption of the First Pulaski National Corporation 1997 Stock Option

Plan.  Of the 1,252,110 shares represented in person or by proxy, the vote was 1,228,960 for, 2,050 against, and 21,100 abstaining.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders (Continued)


     Also brought to a vote was the election of Putman and Hancock,

Certified Public Accountants, as external auditors for the ensuing year.  This matter was also passed with votes of 1,249,700 for, 1,560 against, and 850 abstaining.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Following the signature page of this report on Form 10-Q is an Index of Exhibits listed according to the numbers assigned to such exhibits as shown on Table II of Regulation S-K.


     (b)  No Form 8-K Reports were required to be filed during the second quarter of 1997.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  August 14, 1997           /s/ Robert M. Curry
       ----------------          ---------------------------------------
                                 Robert M. Curry, Chairman of the Board
                                 and Chief Executive Officer


Date:  August 14, 1997           /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
             ------------------------------------------------


(11)  Statement regarding computation of per share earnings

(27)  Financial Data Schedules