Form 10-Q
period 1997-09-30
FIRST PULASKI NATIONAL CORP
filed 1997-11-13
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                              ------------------------------------------


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

                     Commission File Number 0-10974
                                            -------

                   FIRST PULASKI NATIONAL CORPORATION
       ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)



Tennessee                                            62-1110294
------------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation)                                    Identification No.)


206 South First Street, Pulaski, Tennessee           38478
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number:                       931-363-2585
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

      Common Stock, $1.00 par value -- 1,545,751 Shares Outstanding

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                    September 30, December 31,
  ASSETS                                                 1997         1996
  ------                                            ------------ ------------
Cash and due from banks                              $10,126,309   $8,411,810
Federal funds sold                                    14,806,459    8,491,655
                                                    ------------ ------------
  Cash and cash equivalents                           24,932,768   16,903,465
Securities available for sale                         46,697,472   43,757,815
Securities held to maturity                           17,974,828   19,689,343
Net loans and leases                                 164,819,250  155,522,625
Bank premises and equipment                            7,321,343    7,151,876
Accrued interest receivable                            3,449,746    3,401,339
Prepayments and other assets                           1,319,248    2,147,073
Other real estate owned                                  115,964      218,901
                                                    ------------ ------------
  TOTAL ASSETS                                      $266,630,619 $248,792,437
                                                    ============ ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                      $32,576,630  $30,479,710
  Interest bearing balances                          195,021,405  182,206,625
                                                    ------------ ------------
                                                     227,598,035  212,686,335
Other borrowed funds                                   2,236,728    1,846,814
Accrued taxes                                            196,926      113,041
Accrued interest on deposits                           1,953,616    1,684,906
Accrued profit sharing expense                           129,847      158,699
Other liabilities                                        422,313      415,240
                                                    ------------ ------------
  TOTAL LIABILITIES                                  232,537,465  216,905,035
                                                    ------------ ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,545,751 and 1,532,220 shares issued
  and outstanding, respectively                        1,545,751    1,532,220
Capital Surplus                                        6,279,616    5,895,046
Retained Earnings                                     25,975,985   24,278,237
Unrealized gains on securities                           291,802      181,899
                                                    ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                          34,093,154   31,887,402
                                                    ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $266,630,619 $248,792,437
                                                    ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                       For Three Months Ended     For Nine Months Ended
                                                            September 30,             September 30,
                                                       ----------------------    ----------------------
                                                         1997         1996         1997         1996
                                                         ----         ----         ----         ----
INTEREST INCOME:
 Loans, including
  fees                                                $4,496,260   $4,399,907  $13,140,352  $12,915,834
 Investment
  securities                                             966,637      922,573    2,854,967    2,704,926
 Deposits                                                      0            0            0        1,823
 Federal funds sold                                      192,577       97,158      531,095      384,729
                                                      ----------   ----------   ----------   ----------
                                                       5,655,474    5,419,638   16,526,414   16,007,312

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                            88,739       93,797      274,700      301,390
  Savings and MMDA                                       180,019      185,627      535,598      564,548
  Time                                                 2,076,636    1,845,602    5,973,158    5,630,515
 Borrowed funds                                           36,516       29,404       97,375       81,882
                                                      ----------   ----------   ----------   ----------
                                                       2,381,910    2,154,430    6,880,831    6,578,335
                                                      ----------   ----------   ----------   ----------

NET INTEREST INCOME                                    3,273,564    3,265,208    9,645,583    9,428,977

Loan loss provision                                      136,500      300,000      316,500      553,000
                                                      ----------   ----------   ----------   ----------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                                            3,137,064    2,965,208    9,329,083    8,875,977
                                                      ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                       393,699      387,297    1,183,269    1,107,984
 Other service
  charges and fees                                        90,241      108,459      264,157      277,047
 Security gains
  (losses)                                                     0            0      (30,816)    (100,616)
 Other                                                    14,877       25,407      242,353      196,082
                                                      ----------   ----------   ----------   ----------
                                                         498,817      521,163    1,658,963    1,480,497
                                                      ----------   ----------   ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                       For Three Months Ended     For Nine Months Ended
                                                            September 30,             September 30,
                                                       ----------------------    ----------------------
                                                         1997         1996         1997         1996
                                                         ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits                                    1,125,086    1,038,860    3,246,880    3,097,598
 Occupancy, net                                          200,547      195,080      566,788      613,336
 Furniture and
  equipment                                              194,257      197,876      538,357      556,949
 Advertising and
  public relations                                       128,629       99,864      368,837      291,442
 Other operating                                         393,617      322,659    1,110,795      988,777
                                                      ----------   ----------   ----------   ----------
                                                       2,042,136    1,854,339    5,831,657    5,548,102
                                                      ----------   ----------   ----------   ----------

Income before
 income taxes                                         $1,593,745   $1,632,032   $5,156,389   $4,808,372

Applicable income
 taxes                                                   557,076      567,112    1,798,131    1,715,389
                                                      ----------   ----------   ----------   ----------
NET INCOME                                            $1,036,669   $1,064,920   $3,358,258   $3,092,983
                                                      ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per
  share                                                    $0.67        $0.70        $2.19        $2.04

 Dividends per share                                       $0.36        $0.35        $1.08        $0.99

 Number of shares                                      1,545,041    1,519,484    1,536,924    1,519,393
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

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                          STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                     For the Nine Months Ended September 30, 1997




                                                                                            Unrealized
                                                                                           Gains/<Losses>
                                                       Common       Capital     Retained   on Securities    Total
                                                        Stock       Surplus     Earnings    Net of Taxes
                                                    -----------------------------------------------------------------
Balance, December 31,
     1996                                             $1,532,220   $5,895,046  $24,278,237     $181,899  $31,887,402

Net Income                                                                       3,358,258                 3,358,258

Cash Dividends
  ($1.08 per share)                                                             (1,660,510)               (1,660,510)

Common Stock Issued                                       13,531      384,570                                398,101

Change in unrealized
 gains <losses> on
 securities, net of tax                                                                         109,903      109,903
                                                     ----------   ----------   -----------  -----------   -----------
Balance,
 September 30, 1997                                   $1,545,751   $6,279,616  $25,975,985     $291,802  $34,093,154
                                                     ==========   ==========   ===========  ===========   ===========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                           For Nine Months Ended
                                                                September 30,

                                                            1997         1996
                                                            ----         ----
Cash Flows From Operating Activities:

  Net Income                                          $3,358,258   $3,092,983
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                            316,500      553,000
    Depreciation of premises and equipment               540,775      544,277
    Amortization and accretion of investment
      securities, net                                    134,876      171,508
    Deferred income taxes (benefits)                           0      (98,604)
    Security losses, net                                  30,816      100,616
    Gains from sale of other real estate                 (18,947)      (3,166)
    Increase in interest receivable                      (48,459)    (126,630)
    Increase in prepaid expenses                         (45,752)     (84,135)
    Increase in other assets                             (60,889)     (51,383)
    Increase (decrease) in accrued interest payable      268,709     (155,727)
    Increase in accrued taxes                             92,663      203,824
    Decrease in other liabilities                       (189,406)    (218,021)
                                                     -----------  ------------
       Net Cash From Operating Activities              4,379,144    3,928,542


Cash Flows From Investing Activities:

    Proceeds from maturity of investment
      securities                                      22,969,743    9,191,602
    Proceeds from sale of investment securities        1,500,000   11,967,501
    Proceeds from sale of other real estate              177,806       17,166
    Purchase of investment securities                (24,816,157) (24,121,039)
    Decrease in interest bearing deposits                      0      100,000
    Net increase in loans                             (9,454,277)  (6,357,279)
    Capital expenditures                                (710,243)    (479,000)
    Other real estate acquired, net                      (55,920)       4,000
                                                     -----------  ------------
       Net Cash Used by Investing Activities         (10,389,048)  (9,677,049)


Cash Flows From Financing Activities:

    Net increase in deposits                          14,911,701    5,277,699
    Cash dividends paid                               (1,660,510)  (1,502,717)
    Proceeds from issuance of common stock               398,101      210,532
    Payments to repurchase shares                              0     (761,484)
    Proceeds from borrowings                             500,000      670,810
    Borrowings repaid                                   (110,085)    (103,181)
                                                     -----------  ------------
       Net Cash From Financing Activities             14,039,207    3,791,659

Net Increase (Decrease) in Cash and Cash Equivalents   8,029,303   (1,956,848)

Cash and Cash Equivalents at Beginning of Period      16,903,465   18,999,167
                                                     -----------  ------------
Cash and Cash Equivalents at End of Period           $24,932,768  $17,042,319
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

Securities and Exchange Commission on or about March 30, 1997.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $8,029.3 thousand as of the end of the third quarter in 1997 due to an excess of deposit growth over loan demand and management's decision to delay investment activity due to the current interest rate environment.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $11,790,974 at September 30,

1997, representing 18.2 percent of the investment securities portfolio as compared to the 29.9 percent level of one year earlier.  Management classifies a majority of the investment portfolio in the available-for-

sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the forseeable future.

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

3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at September 30, 1997 and December 31, 1996.

                                                    September 30, December 31,
                                                         1997         1996
                                                    ------------ ------------
                                                    (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                          33,799       31,703
  Risk-weighted assets                                   182,776      172,614
  Tier I capital to risk-weighted assets                   18.49%       18.37%
  Regulatory requirement                                    4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)                     36,087       33,863
  Risk-weighted assets                                   182,776      172,614
  Total capital to risk-weighted assets                    19.74%       19.62%
  Regulatory requirement                                    8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                          33,799       31,703
  Total assets                                           266,631      248,792
  Tier I capital to total assets                           12.68%       12.74%
  Regulatory requirement                                    3.00%        3.00%

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



     (c)  Results of Operations

     Net income of the registrant was $3,358,258 in the first nine months of 1997.  This amounted to an increase of $265,275, or 8.6 percent, compared to the first nine months of 1996.  Net income was higher, as compared to the same period last year, largely due to increased net interest income and reduction in the required loan loss provision.  Net interest income increased mainly because of significant growth in income earned on investment securities and loans, including fees.  This growth more than offset the rise in interest expense,

which resulted primarily from an increase in interest paid on time deposits over the nine months ended September 1996.  Other income for the first nine months showed an increase from the same period last year primarily due to an increase in service charges on deposit accounts and miscellaneous income.  However, this was offset by the increase in total other expenses which was primarily the result of increased advertising and public relations and other operating costs.

Salaries and employee benefits increased slightly over the period ended

September 1996.

     Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

The net interest income of the registrant for the nine month period ending September 30, 1997 increased by $216,606, or 2.3 percent, as

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

     Income before taxes increased by $348,017 or 7.2 percent as compared to the same period from the prior year.  The increase in applicable income taxes was $82,742, or 4.8 percent.

     On a per share basis, net income was $2.19 per share based on

1,536,924 shares for the first nine months of 1997 as compared to $2.04 per share on 1,519,393 shares for the first nine months of 1996.

     Non-performing assets at December 31, 1996 included $218.9 thousand in other real estate owned, $449.5 thousand in non-accrual loans, and

$190.7 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at year-end.  At September 30, 1997, the corresponding figures were $116.0 thousand in other real estate owned, $634.3 thousand in non-accrual loans, 240.8 thousand in loans past due ninety days or more, and no loans restructured.  The Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans.  Although there was an increase in nonaccrual loans from December 31, 1996, the allowance for loan losses totaling $2,587.7 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

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


     (b)  No Form 8-K Reports were required to be filed during the third quarter of 1997.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  November 13, 1997         /s/ Robert M. Curry
       ----------------          ---------------------------------------
                                 Robert M. Curry, Chairman of the Board
                                 and Chief Executive Officer


Date:  November 13, 1997         /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

             FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
             --------------------------------------------------


(11)  Statement regarding computation of per share earnings

(27)  Financial Data Schedules