Form 10-K
period 1997-12-31
FIRST PULASKI NATIONAL CORP
filed 1998-03-31
CIK 354706

U. S. Securities and Exchange Commission
                       Washington, D. C. 20549


                                FORM 10-K


[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.


                          Commission File Number 0-10974


                        FIRST PULASKI NATIONAL CORPORATION


State of incorporation:  Tennessee          IRS Employer ID No.:  62-1110294

                 206 South First Street, Pulaski, Tennessee  38478

                   Registrant's telephone number:  931-363-2585


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of Common Stock, par value $1 per share, held by nonaffiliates of the Registrant as of February 15, 1998 was $36,943,401. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims.


Documents Incorporated by Reference:                                    None

PART I

ITEM 1:  BUSINESS

First Pulaski National Corporation, (the Corporation) is a financial corporation engaged in general commercial and retail banking business which operates through one subsidiary bank. The Corporation also has engaged recently in consumer finance through one nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc.(Heritage Financial), which was opened on November 24, 1997.

The Corporation was organized under the laws of the State of Tennessee in 1981 and its only significant asset is the common stock of First National Bank of Pulaski (the Bank), headquartered in Pulaski, Tennessee.

All of the common stock of the Bank is owned by the Corporation. At December 31, 1997, the Corporation and its subsidiaries had combined total assets of $266,615,711.

The Corporation currently has long-term indebtedness of $2,196,300 in the form of notes payable to the Federal Home Loan Bank of Cincinnati. Note G to Financial Statements, Part II, Item 8, includes a detailed analysis of this debt. The Bank derives its primary source of funds from deposits and is the largest independent financial institution in Giles County, Tennessee. It has established two branches in Lincoln County, Tennessee.

As of February 15, 1998 the First National Bank of Pulaski had 160 employees, 33 of whom were part-time. Heritage Financial had 2 full-time employees. The Corporation has no employees other than those employed by the Bank and Heritage Financial.


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

The Corporation, through its subsidiaries, projects a diversified range of financial services to its customers. These include activities related to general banking business with complete services in the commercial, corporate and retail banking field, as well as a full range of services in consumer finance through Heritage Financial.


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

               HERITAGE FINANCIAL OF THE TENNESSEE VALLEY, INC.

Heritage Financial of the Tennessee Valley, Inc. is a wholly owned subsidiary of the Corporation formed in 1997 as a finance company. The finance company is engaged in extending credit and servicing loans to consumers and small businesses in the Tennessee Valley. Heritage Financial is a Tennessee chartered corporation operating under the Tennessee Industrial Thrift and Loan Companies Act. The company began operations November 24, 1997. Heritage Financial is regulated by the Tennessee Department of Financial Institutions and as a subsidiary of First Pulaski National Corporation by the FRB.



ITEM 2: PROPERTIES

The Corporation, the Bank, and Heritage Financial are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995, at a cost of approximately $2,700,000 for building construction, parking facilities and landscaping. Furniture and equipment expense, which included the new imaging system and a new IBM AS/400 computer system, amounted to an additional $1,060,000. An expansion and renovation of the Bank's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996 at a cost of approximately $114,000, including furniture and fixtures. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that was completed in 1985. Other banking facilities operated by the Bank include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993 at a cost of approximately $453,000, including furniture and fixtures. A new Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility that the bank enlarged and renovated at a cost of approximately $775,000, including furniture and fixtures. A second Lincoln County branch was opened in the spring of 1993 in Park City, approximately seven miles south of Fayetteville. Rapid growth in the Park City operation led to a decision to build a significantly larger building. Construction began in mid-1996 and was completed in the summer of 1997. The total cost of the new building, including furnishings, landscaping and paving was approximately $854,000. Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 1997 amounted to $55,916.60.



ITEM 3: LEGAL PROCEEDINGS

Neither the Corporation nor either of its subsidiaries is a party to any legal proceedings, which in management's judgement would have a material adverse effect on the consolidated financial position of the Corporation and its subsidiaries.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None required to be described.

PART II


ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. The following trading prices for 1997 and 1996 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

                                      Trading        Dividends
                                       Prices          Paid

         1st Quarter,   1997    $25.60 - $50.00        $0.36
         2nd Quarter,   1997    $25.60 - $50.00        $0.36
         3rd Quarter,   1997    $25.00 - $66.67        $0.36
         4th Quarter,   1997    $27.60 - $50.00        $0.42

          ANNUAL DIVIDEND, 1997.....................   $1.50

         1st Quarter,   1996    $27.60 - $30.00        $0.32
         2nd Quarter,   1996    $27.60 - $50.00        $0.32
         3rd Quarter,   1996    $25.60 - $40.00        $0.35
         4th Quarter,   1996    $25.60 - $50.00        $0.41

          ANNUAL DIVIDEND, 1996.....................   $1.40

The following sales of securities were made by the Corporation without registration with the Securities and Exchange Commission in reliance upon the exemption from registration contained in Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder. Each of the purchasers set forth in the table below was a resident of the state of Tennessee at the time of the transaction, and the Corporation is a resident of and does business within the state of Tennessee.



                 Transaction    # of Shares        Aggregate           Purchaser
                     Date      of Common Stock   Offering Price

                  04/01/97            50           $1,500.00       Mahlon Larry Garner
                  05/06/97            25             $750.00       Joe R. Fite, Jr.
                  05/06/97            25             $750.00       Jeff Martin
                  05/08/97             1              $30.00       Thomas H.Ward

                  05/28/97            25             $750.00       Robert H. Wynne, Jr.
                  08/08/97            50           $1,500.00       Foster Garrett
                  08/08/97            50           $1,500.00       Tina Haney
                  08/08/97            50           $1,500.00       Johnny Jackson


There are approximately 1,200 stockholders of the Corporation's common stock as of February 15, 1998.

ITEM 6: SELECTED FINANCIAL DATA

Basic earning per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 1,539,866 shares for 1997, 1,522,591 shares for 1996, 1,532,245 shares for 1995, 1,511,450 shares for
1994, and 1,481,735 shares for 1993, after giving retroactive effect to the five-for-one stock split which was effective on July 1, 1996. Note P in Part II, Item 8 of the financial statements which follow shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share.

                                   For Year Ended December 31,

                             1997     1996     1995     1994     1993
                           ------   ------  -------  -------  -------

                          (Amounts in thousands, except per share data)


Total interest income     $22,104  $21,245  $19,776  $16,715  $15,842
Net interest income        12,809   12,484   11,342   10,750   10,472
Loan loss provision           508      783      259      225      365
Net income                  4,320    4,063    3,705    3,848    3,811

Per Share Data:
  Net income                 2.81     2.67     2.42     2.55     2.57
  Cash dividends paid        1.50     1.40     1.30     1.20     1.00

Total average equity       34,384   30,698   28,822   26,394   23,977
Total average assets      260,905  247,304  234,714  217,482  201,022
Total year-end assets     266,616  248,792  241,552  219,102  207,415
Total long-term debt        2,196    1,847    1,313    1,161      200

Ratios:
  Assets to equity           7.71     7.80     7.96     8.24     8.38
  Return on average
     equity                 12.56%   13.24%   12.85%   14.58%   15.89%
  Return on average
     assets                  1.66%    1.64%    1.58%    1.77%    1.90%

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS             OF OPERATIONS

                                INTRODUCTION

First Pulaski National Corporation is a one-bank holding company with its only subsidiary bank being First National Bank of Pulaski, Tennessee. The Corporation in late November of 1997 opened its first nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc., which is a consumer finance company. The following analysis reviews important factors affecting the financial condition and results of operations of the Corporation for the periods indicated. This review should be read in conjunction with the consolidated financial statements and related notes.

The following discussion and this Annual Report on Form 10-K contains forward-looking statements and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Numerous factors could cause the Corporation's actual results to differ materially from those indicated by such forward-looking statements.


                             RESULTS OF OPERATIONS

OVERVIEW

Net income for 1997 was $4,320 thousand or $2.81 per share, compared with $4,063 thousand or $2.67 per share in 1996 and $3,705 thousand or $2.42 per share in 1995. Return on average assets was 1.66% in 1997, 1.64% in 1996 and 1.58% in 1995. The return on average equity was 12.6%, 13.2% and 12.9% for 1997, 1996 and 1995, respectively.


NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 1997, net interest income increased by 2.6 percent following an increase of 10.1 percent in 1996. The net increase is attributable primarily to increased volumes, offsetting the reduction in earnings due to reduced rates. The total 1997 increase in net interest income of $304 thousand, on a taxable equivalent basis, resulted from an increase of $532 thousand due to increased volumes and a decrease of $228 thousand due to decreased rates.

Net interest earnings is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 1997, 1996 and 1995.

                                          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                          EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL


                                                          December 31,

                                            1997                                   1996                      1995
                                 Average           Yield/     Average               Yield/    Average                Yield/
                                 Balance  Interest  Rate      Balance   Interest     Rate     Balance     Interest    Rate
                               --------- --------- -----    ---------  --------  --------   --------     --------  --------
ASSETS
------

Interest-Earning Assets:
  Loans and lease financing.... $164,155   $17,610  10.73%   $157,697 $17,179    10.89%      $142,825  $15,719     11.01%
  Taxable investment securities   50,267     3,214   6.39%     47,453   2,992     6.31%        47,148    2,809      5.96%
  Non-taxable investment
    securities.................   13,476       764   5.67%     13,765     801     5.82%        10,057      654      6.50%
  Federal funds sold............. 13,473       730   5.42%      9,365     505     5.39%        13,280      816      6.14%
  Time deposits in other banks....     0         0   0.00%         23       2     8.70%            44        1      2.27%
                                --------  -------- -------  --------- -------  --------      -------- --------   --------
Total Interest-Earning Assets..  241,371    22,318   9.25%    228,303  21,479     9.41%       213,354   19,999      9.37%

Non-interest Earning Assets:
  Cash and due from banks.....     9,076                        8,539                           8,583
  Premises and equipment, net.     7,396                        7,185                           7,312
  Other Assets................     5,593                        5,482                           7,563
  Less allowance for loan losses  (2,531)                      (2,205)                         (2,098)
                                --------                    ---------                       ---------
Total Non-Interest-Earning Assets 19,534                       19,001                          21,360
                                --------                     ---------                       ---------

     TOTAL....................  $260,905                     $247,304                        $234,714
                                ========                     ========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Interest-Bearing Liabilities:
  Demand deposits.............   $19,392       371   1.91%    $20,172       394     1.95%     $20,407     560      2.74%
  Savings deposits..............  28,060       717   2.56%     28,953       732     2.53%      28,562     776      2.72%
  Time deposits................  144,337     8,075   5.59%    134,120     7,524     5.61%     126,164   7,029      5.57%
Other borrowed money........       2,115       133   6.29%      1,838       111     6.04%       1,165      69      5.92%
                               ---------  -------- -------  --------- --------  --------   ---------   --------   --------
Total Interest-Bearing
  Liabilities.................   193,904     9,296   4.79%    185,083     8,761     4.73%     176,298   8,434      4.78%

Non-Interest-Bearing Liabilities:
  Demand deposits..............   30,868                       28,659                          26,885
  Other liabilities............    1,749                        2,864                           2,709
                               ---------                    ---------                       ---------
Total Non-Interest Bearing
  Liabilities.................... 32,617                       31,523                          29,594

Shareholders' Equity............. 34,384                       30,698                          28,822
                               ---------                      ---------                     ---------
     TOTAL....................  $260,905                     $247,304                        $234,714
                               =========                    =========                       =========

Net interest earnings/spread,
 on a  taxable equivalent  basis            13,022   5.40%               12,718     5.57%                11,565     5.42%

Taxable equivalent adjustments:
  Loans.......................                  48                           60                              66
  Investment securities............            165                          174                             157
                                          --------                       ------                        --------
Total taxable equivalent adjustment            213                          234                             223
                                          --------                     --------                        --------
Net interest earnings..............        $12,809                      $12,484                         $11,342
                                        ==========                   ==========                      ==========

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



                                          1997 Compared to 1996             1996 Compared to 1995
                                        Increase (Decrease) Due to     Increase (Decrease) Due to
                                      ----------------------------   ---------------------------

                                         Volume    Rate    Net       Volume    Rate      Net
                                        -------  ------  -----      -------  ------    -----
                                      (in thousands of dollars)    (in thousands of dollars)

Interest Earned on:
  Loans and lease financing..........     $704   (273)    $431       1,637   ($177)   $1,460
  Taxable investment securities.......     177     45      222          18     165       183
  Non-taxable investment securities...     (17)   (20)     (37)        241     (94)      147
  Federal funds sold...................    222      3      225        (241)    (70)     (311)
  Time deposits.......................      (2)     0       (2)          0       1         1
                                         -----  -----    -----       -----   -----     -----
Total Interest-Earning Assets           $1,084  ($245)    $839      $1,655   ($175)   $1,480
                                        ====== ======   ======     =======  ======   =======
Interest Paid On:
  Demand deposits.......................  $(15)    (8)     ($23)       ($6)  ($160)    ($166)
  Savings deposits.......................  (23)     8       (15)        11     (55)      (44)
  Time deposits........................    573    (22)      551        443      52       495
  Other borrowed money...............       17      5        22         40       2        42
                                       ------- ------    ------    -------  ------    ------
Total Interest-Bearing Liabilities.....   $552   ($17)     $535       $488   ($161)     $327
                                       ======= ======    ======    ======= =======   =======
Net Interest Earnings, on a taxable
  equivalent basis.....................   $532  ($228)     $304     $1,167    ($14)   $1,153
                                       ======= ======              =======  ======
Less: taxable equivalent adjustment..                       (21)                          11
                                                         ------                       ------
Net Interest Earnings................                      $325                       $1,142
                                                         ======                       ======

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

SOURCES AND USES OF FUNDS


The following table outlines the sources and uses of funds for each of the years 1997, 1996 and 1995, with the percent of change in each category from year to year.





                                                1997                   1996                   1995
                                        ----------------------------------       ------------------------------------
                                                   Increase                               Increase
                                        Average  ( Decrease)   Percent         Average   (Decrease)   Percent        Average
                                        Balance      Amount     Change         Balance      Amount     Change        Balance
                                      ---------   ---------  ---------       ---------   ---------  ---------      ---------
                       (in thousands of dollars, except percents)
FUNDING USES:
  Interest earning assets:
    Loans-domestic.................... $164,155      $6,458      4.1%         $157,697    $14,872      10.4%        $142,825
    Taxable investment securities.....   50,267       2,814      5.9%           47,453        305       0.6%          47,148
    Non-taxable investment
      securities......................   13,476        (289)    -2.1%           13,765      3,708      36.9%          10,057
    Federal funds sold................   13,473       4,108     43.9%            9,365     (3,915)    -29.5%          13,280
    Time deposits in other
      banks-domestic.................. ..     0         (23)  -100.0%               23        (21)    -47.7%              44
                                      ---------    --------  --------         --------   --------   --------        --------
Total Interest Earning Assets........  $241,371     $13,068      5.7%         $228,303    $14,949       7.0%        $213,354
                                      =========   ========= =========        =========  =========  =========       =========

FUNDING SOURCES:
  Demand deposits - non-interest
    bearing..........................   $30,868      $2,209      7.7%          $28,659     $1,774       6.6%         $26,885
  Demand deposits - interest bearing...  19,392        (780)    -3.9%           20,172       (235)     -1.2%          20,407
  Savings deposits....................   28,060        (893)    -3.1%           28,953        391       1.4%          28,562
  Time deposits........................ 144,337      10,217      7.6%          134,120      7,956       6.3%         126,164
  Other..............................    18,714       2,315     14.1%           16,399      5,063      44.7%          11,336
                                      ---------    --------  --------        ---------  ---------  ---------       ---------
Total Sources.....................     $241,371     $13,068      5.7%         $228,303    $14,949       7.0%        $213,354
                                      =========   ========= =========        =========  =========  =========       =========



NON-INTEREST INCOME

Non-interest income amounted to $2,353 thousand in 1997, an increase of 10.8 percent from 1996, which increase is attributable primarily to increases in other service charges on deposit accounts and dividends. Non-interest income in 1996 increased by 2.1 percent from 1995. Included in non-interest income in all three years were losses on security transactions. Net losses realized totaled $30.8 thousand, $95.4 thousand, and $56.2 thousand in 1997, 1996, and 1995, respectively.

NON-INTEREST EXPENSE

Non-interest expense in 1997 was $8,119 thousand, up 5.9 percent from 1996. This increase is attributable primarily to increased operating and personnel costs. Non-interest expense for 1996 had increased by only 1.7 percent over the previous year. This was due primarily to a decrease in FDIC Insurance cost.

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

The provision for loan losses was $507.5 thousand in 1997 compared to $783.0 thousand in 1996 and $258.6 thousand in 1995. Net loan losses were $284.1 thousand in 1997, $460.7 thousand in 1996, and $223.9 thousand in 1995. The 1997 provision for loan losses exceeded the current year loan losses by $223.4 thousand. In 1996, the Bank anticipated a deterioration in the quality of consumer loans and increased the loan loss provision for consumer loans accordingly. In 1997, while consumer loans continued to be a concern, a lesser provision was deemed necessary related to these loans.

Net loan <losses> recoveries for 1997 consists of agriculture loans <$13.7 thousand>, personal loans <$149.6 thousand>, real estate loans $<8.0 thousand>, and commercial and industrial loans <$112.8 thousand>. The allowance at the end of 1997 is $2,604 thousand, or 1.54 percent of outstanding loans and leases, as compared to $2,381 thousand or 1.51 percent and $2,058 thousand or 1.35 percent in 1996 and 1995, respectively.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

        		                          December 31,
                             1997     1996     1995     1994     1993
                         -------- -------- -------- -------- --------
                               (amounts in thousands of dollars)
Allowance applicable to:
  Real estate loans         $240      $422     $634     $482     $575
  Commercial loans           165        80       58       63       58
  Agriculture loans          176       238      173      187      174
  Individual loans         2,023     1,639    1,191    1,290    1,198
  Other loans                  0         2        2        2        2
                        --------  -------- -------- -------- --------
  Total                   $2,604    $2,381   $2,058   $2,024   $2,007
                        ========  ======== ======== ======== ========

Percentages of loans by
category to total loans:
  Real estate loans       52.66%    51.76%   51.11%   51.50%    55.12%
  Commercial loans        15.42%    14.77%   13.34%   13.07%    11.71%
  Agriculture loans        6.68%     7.33%    8.00%    7.88%     7.55%
  Individual loans        23.25%    24.92%   26.00%   25.95%    23.83%
  Other loans              1.99%     1.22%    1.55%    1.60%     1.79%
                        -------   ------   -------  -------   -------
  Total                  100.00%   100.00%  100.00%  100.00%   100.00%
                        =======   =======  =======  =======   =======

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $2,215,867, $2,095,836, and $1,920,362 in 1997, 1996 and 1995,
respectively. The effective tax rates were 33.91 percent, 34.03 percent and 34.14 percent respectively. Note I to Financial Statements, Part II,
Item 8, provides a detailed analysis of the components of income tax expense.


QUARTERLY RESULTS OF OPERATIONS

Quarter-by-quarter income and expense data for the years 1997 and 1996 are presented in the following table.




                                        For The Three Months Ended

                                  Mar 31     Jun 30     Sep 30     Dec 31
                                ---------  ---------  ---------  ---------
                              (In Thousands, Except Per Share Amounts)
1997:
  Total interest income.......     $5,294     $5,577     $5,655     $5,578
  Total interest expense......      2,206      2,293      2,381      2,415
  Net interest income.........      3,088      3,284      3,274      3,163
  Provision for loan losses...         75        105        137        191
  Other income................        482        678        499        695
  Other expense...............      1,844      1,946      2,042      2,287
  Income before income tax....      1,651      1,911      1,594      1,380
  Income taxes................        600        640        557        419
  Net income..................      1,051      1,271      1,037        961
  Net income per share........      $0.69      $0.83      $0.67      $0.62

1996:
  Total interest income.......     $5,232     $5,356     $5,419     $5,238
  Total interest expense......      2,219      2,205      2,154      2,183
  Net interest income.........      3,013      3,151      3,265      3,055
  Provision for loan losses...        100        153        300        230
  Other income................        459        500        521        645
  Other expense...............      1,809      1,885      1,854      2,119
  Income before income tax....      1,563      1,613      1,632      1,351
  Income taxes................        575        573        567        381
  Net income..................        988      1,040      1,065        970
  Net income per share........      $0.65      $0.69      $0.70      $0.63


The 1997 provisions for loan losses shown in the table above were increased each quarter as the year progressed as compared to prior quarters of the year. This was a result of a system of monitoring past dues and identification by management of any additional exposure related to some problem loans. In addition, net charge-offs were higher during the latter part of the year, resulting in a decision by the Bank's management to increase the provision for loan losses accordingly.

                                 BALANCE SHEET


LOANS

Loan growth during 1997 resulted primarily from increases in commercial and industrial loans and in real estate loans, including farm, residential, and commercial real estate. Loans to individuals secured by automobiles as well as other loans also showed some growth as compared to 1996. Management's focus is to promote loan growth in the bank's target market, emphasizing the expansion of business and the enhancement of the quality of life in the bank's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk.

A comparison over the last three years showed that average total loans and leases increased by $6.5 million or 4.1 percent in 1997, by $14.9 million or
10.4 percent in 1996 and by $13.8 million or 10.7 percent in 1995. The growth in deposits has been used to support the continuing increase in loan demand.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and monthly averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                    For Year Ended December 31,

                            1997     1996     1995     1994     1993
                          -------- -------- -------- -------- --------
                                     (in thousands of dollars)
Amount of net loans
and lease financing
outstanding at end
of period................ $168,738 $157,903 $152,993 $136,371 $121,504
                          ======== ======== ======== ======== ========
Monthly average amount
of loans and leases...... $164,155 $157,697 $142,825 $129,067 $117,336
                          ======== ======== ======== ======== ========
Balance of allowance
for possible loan
losses at beginning
of period................   $2,381   $2,058   $2,024   $2,007   $1,847

Loans charged off........      708      740      433      367      380

Recoveries of loans
previously charged off...      424      280      209      159      175
                          -------- -------- -------- -------- --------
Net loans charged off....      284      460      224      208      205
                          -------- -------- -------- -------- --------
Additions to allowance
charged to expense.......      507      783      258      225      365
                          -------- -------- -------- -------- --------
Balance at end of
period...................   $2,604   $2,381   $2,058   $2,024   $2,007
                          ======== ======== ======== ======== ========
Ratio of net charge
offs during period to
average loans
outstanding..............    0.17%    0.29%    0.16%    0.16%    0.18%
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

The amounts of loans and leases outstanding at the indicated dates are shown in the following table according to type of loan.






                                        LOAN PORTFOLIO


                                            December 31,

                            1997      1996      1995      1994      1993
                          --------  --------  --------  --------  --------
                                   (in thousands of dollars)
Construction and land
  development               $3,341    $3,548    $2,929    $3,530    $1,429
Commercial, industrial      23,122    20,219    17,911    14,650    13,058
Agricultural                11,461    11,799    12,503    10,956     9,341
Real est. farmland          19,142    17,314    15,615    13,535    10,232
Real est. residential       40,177    38,708    37,811    35,418    35,829
Real est. commercial        31,033    27,255    26,410    22,690    22,106
Installment-individuals     39,890    40,096    40,610    36,105    29,453
Lease financing                  0         0         0         0        23
Other loans                  3,426     1,943     2,402     2,229     2,202
                          --------  --------  --------  --------  --------
     TOTAL                $171,592  $160,882  $156,191  $139,113  $123,673
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


                                      Due in
                                      1 year  Due after
                                     or less    1 year     Total
                                    --------  --------  --------
                                      (in thousands of dollars)
Construction, land development        $3,154      $187    $3,341
Commercial, industrial               $15,561    $7,561   $23,122
Agricultural                          $9,387    $2,074   $11,461
Real estate farmland                 $12,269    $6,872   $19,141
Real estate commercial               $13,251   $17,782   $31,033
                                    --------  --------  --------
Total selected loans                 $53,622   $34,476   $88,098
                                    ========  ========  ========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year.


                                                Due in
                                                1 year  Due after
                                               or less    1 year     Total
                                              --------  --------  --------
Percent of total selected loans......            60.87%    39.13%   100.00%
Cumulative percent of total.........             60.87%   100.00%

Sensitivity of loans to changes
in interest rates - loans due after one year:
  Fixed rate loans...................                    $29,353   $29,353
  Variable rate loans................                      5,123     5,123
                                                        --------  --------
                                                         $34,476   $34,476
                                                        ========  ========

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

From 1996 to 1997, non-accruing loans increased by 56.13 percent to $701.9 thousand following an increase of 116.1 percent in 1996 from 1995.
Increases in non-accruing loans over these periods have been largely due to a rise in consumer bankruptcies. There were no restructured loans at year-end 1997 or 1996. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $115.4 thousand for a decrease of 47.3 percent, following an increase of 98.9 percent in 1996. The decrease in other real estate owned over the last year has been the result of loan officers making more quality loans and following better guidelines to secure loans. Loans past due ninety days or more totaled $176.0 thousand for a decrease of 7.7 percent over same period last year, following a decrease of 9.2 percent in 1996. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of

Directors. Non-performing loans are not concentrated in any particular category of loans and contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets and loans past due ninety days or more.



                                                   December 31,
                                             1997      1996      1995
                                          --------- --------- ---------
                                             (in thousands of dollars)

Non-accrual loans                             $702      $449      $208
Troubled debt restructurings                    $0        $0        $0
Other real estate owned                       $115      $219      $110
Loans past due ninety days or more as to
  interest or principal payment               $176      $190      $210



As of December 31, 1997, management was not aware of any specifically identified loans, other than those included in the categories discussed above, that represent significant potential problems. The Corporation maintains high audit standards, exercises extensive internal controls and conducts regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The corporation maintains an allowance for loan losses which it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. The executive officers of the subsidiary bank evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses.

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

The following table sets forth the carrying amount of securities at the dates indicated:



                                                   December 31,

                                             1997       1996       1995
                                          ---------  ---------  ---------
Available-for-sale                         (in thousands of dollars)
-------------------
     U. S. Treasury securities..........    $18,311    $20,373    $20,406
     U.S. Government Agencies...........     32,701     23,385     21,128
                                          ---------  ---------  ---------
                                            $51,012    $43,758    $41,534
                                          ---------  ---------  ---------
Held-to-maturity
-----------------
     States and political subdivisions..    $13,948    $14,404    $13,347
     Other securities...................      6,255      5,285      4,042
                                          ---------  ---------  ---------
                                            $20,203    $19,689    $17,389
                                          ---------  ---------  ---------
          TOTAL                             $71,215    $63,447    $58,923
                                          =========  =========  =========

The Corporation adopted statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", on January 1, 1994. Prior to the adoption of SFAS 115, the investment securities were treated similarly to the held-to-maturity classification.

The following table sets forth the maturities of securities at December 31, 1997 and the average yields of such securities (calculated on the basis of the cost and effective yields).




                           US Treasuries,   State and Political
                           and Government   Subdivisions &
                              Agencies          Other              Total
                           --------------   ------------------    ------
                                (in thousands of dollars)
Available-for-sale
---------------------
Within one year:
  Amount                           $12,659                        $12,659
  Yield                               6.33%                         6.33%

After one but within five years:
  Amount                           $37,338                        $37,338
  Yield                               6.38%                         6.38%

After five through ten years:
  Amount                            $1,015                         $1,015
  Yield                               6.58%                         6.58%


Held-to-maturity
-------------------
Within one year:
  Amount                                           $4,889          $4,889
  Yield                                             5.22%           5.22%

After one but within five years:
  Amount                                          $14,194         $14,194
  Yield                                             4.99%           4.99%

After five but within ten years:
  Amount                                           $1,120          $1,120
  Yield                                             4.55%           4.55%

Total average securities increased by $2.5 million or 4.1 percent during 1997 as compared to the previous year. Average taxable investment securities increased by $2.8 million or 5.9 percent and average non-taxable investment securities decreased by $0.3 million or 2.1 percent, to account for the overall increase in average investments. The total securities portfolio was $7.8 million or 12.2 percent more at the end of 1997 than at the end of 1996. This increase resulted primarily from the increase in deposit growth.

DEPOSITS

The Bank's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $10.8 million in 1997, by $9.9 million in 1996 and by $13.2 million in 1995. Continuing a trend which began with deregulation and the advent of interest-bearing demand deposit accounts, most of the deposit growth experienced by the Bank has been in accounts which are interest sensitive.

The average amount of deposits for the periods indicated is summarized in the following table:



                                           For Year Ended December 31,

                                           1997       1996       1995
                                         ---------  ---------  ---------
                                           (in thousands of dollars)

Demand deposits - non-interest bearing..   $30,868    $28,659    $26,885
Demand deposits - interest bearing......    19,392     20,172     20,407
Savings deposits........................    28,060     28,953     28,562
Time deposits (excluding time CD's
  of $100,000 or more)..................   102,211     92,392     87,643
Time CD's of $100,000 or more...........    42,126     41,728     38,520
                                         ---------  ---------  ---------
     TOTAL..............................  $222,657   $211,904   $202,017
                                         =========  =========  =========


Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1997, are summarized as follows (in thousands of dollars):



     3 months or less.............................   $18,457
     Over 3 months through 12 months..............    24,750
     Over 1 year through 3 years..................     4,150
     Over 3 years.................................       195
                                                   ---------
     TOTAL........................................   $47,552
                                                   =========

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $17.5 million at December 31, 1997, representing
24.6 percent of the investment securities portfolio, a slight decrease from the 27.9 percent level of 1996. Other assets such as federal funds sold and maturing loans and time deposits in other banks are additional sources of liquidity.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest sensitive than are savings accounts. Regular savings and NOW accounts are classified by management as immediately rate sensitive. At December 31, 1997 the Bank had a total of $47.4 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

Interest rate sensitivity gaps by maturities are summarized in the following table:



                                   INTEREST RATE SENSITIVITY GAPS


December 31, 1997           0-30     31-90   91-365    1 - 5   Over 5
$ in thousands              Days     Days     Days     years    years    Total
-------------------------- -------- -------- -------- -------- -------- --------
Interest-sensitive assets:
  Loans and leases........ $24,076  $25,158  $48,836  $68,862   $4,660 $171,592
  Taxable securities......   1,001    1,005    9,454   42,902    2,904   57,266
  Nontaxable securities...       0      504    2,075   10,064    1,306   13,949
  Federal funds sold......   6,180        0        0        0        0    6,180
                           -------  -------  -------  -------  -------  -------
  Total................... $31,257  $26,667  $60,365 $121,828   $8,870 $248,987

Interest-sensitive liabilities:
  Demand deposits......... $19,573       $0       $0       $0       $0  $19,573
  Savings.................  28,564        0        0        0        0   28,564
  Time....................  27,547   16,179   86,183   16,443        0  146,352
  Other borrowed funds....      14       27      127      788    1,240    2,196
                           -------  -------  -------  -------  -------  -------
  Total................... $75,698  $16,206  $86,310  $17,231   $1,240 $196,685

Interest sensitivity gap..($44,441) $10,461 ($25,945)$104,597   $7,630  $52,302
Cumulative gap............($44,441)($33,980)($59,925) $44,672  $52,302 $104,604
Ratio of cumulative gap to
  earning assets..........  -17.85%  -13.65%  -24.07%   17.94%   21.01%   42.01%

The primary interest sensitive assets and liabilities in this maturity range are commercial loans, which are included in loans and leases above and large certificates of deposit, included above in time deposits. The Bank is in a negative gap position in each of the intervals, with the exception of those with maturities of one year or more, indicating that it has more rate sensitive liabilities which it can reprice in the indicated time span than it has rate sensitive assets. This normally indicates that the Bank would be in position to reprice its rate-sensitive liability accounts (deposits)more quickly than it
would its rate-sensitive assets (loans and investments).   During periods of
declining interest rates the negative gap works to the Bank's advantage,
widening the net interest spread  between  assets and liabilities.   To  the
contrary, however, during periods of rising rates the negative gap would be to the Bank's disadvantage, with the net interest spread shrinking. Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments. A positive gap position would essentially reverse the effects of rising and falling rates.

It is management's objective to minimize this gap through the asset/liability management process. The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind. The gap table is updated at least monthly or more often if considered necessary. Asset/Liability management limits the ratio of rate sensitive assets to rate sensitive liabilities with maturities of one year or less to not less than 0.50 and not more than 1.50. If the RSA/RSL ratio is outside this parameter, management will take action to review asset and liability mixes, maturities, yields, and costs, review objectives and strategies, and determine if changes are needed. Currently the RSA/RSL ratio with maturities of one year or less is within the range the committee has established.


CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 5.5 percent in 1997 and 5.4 percent in 1996. The corresponding percentage increase in average equity amounted to 12.0 percent in 1997 and 6.5 percent in 1996.

The Corporation's equity capital was $34,579,346 at December 31, 1997, $31,887,402 at December 31, 1996, and $30,331,795 at December 31, 1995, for an
increase of 14.0 percent over the two-year period. The Corporation's equity-to-average asset ratio was 13.3 percent, as compared to 12.9 percent for 1996 and
12.9 percent for 1995. The maintenance of this ratio during the year 1997 reflects the fact that the earnings the company experienced during the year were sufficient to keep pace with the growth in total assets. The Corporation plans to maintain a capital to asset ratio which reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 53.5 percent in 1997, 52.5 percent in 1996, and 53.8 percent in 1995.

The authorized number of common shares was 10 million shares, with 1,550,994 shares issued and outstanding.

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve).
Assets are assigned risk weights ranging from 0 percent to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. By the end of 1992, banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent. As of December 31, 1997, the Company and its subsidiary, First National Bank of Pulaski, had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Company's and subsidiary's ratios are illustrated in Note N to the financial statements.

FINANCIAL ACCOUNTING STANDARDS BOARD RELEASES

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards("SFAS") No.115 as explained in Note A to Financial Statements,
Part II, Item 8. Management has classified a majority of the investment portfolio in the available-for-sale category and reports these investments at fair value. Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the foreseeable future. However, these securities may be sold in response to changes in the interest rates, changes in prepayment risk, the need to increase regulatory capital or asset/liability strategy.

On January 1, 1995, the Company adopted FASB Statements No. 114 and No. 118, both of which deal with accounting by creditors for impairment of loans. Statements No. 114 and No. 118, explained in Note A to Financial Statements,
Part II, Item 8, provide new rules for measuring impairment losses on loans.
As of the fourth quarter of 1997, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans. The adoption of these statements had no material effect on the earnings or financial condition of the Company.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities which will have a material effect on the Corporation's liquidity, capital resources or operations.

YEAR 2000

Certain of the Corporation's internal computer systems are not Year 2000 ready (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century).
Failure to correct these programs could cause a system failure or miscalculation and disrupt operations or inhibit the corporation's ability to conduct normal business activities. The Corporation has been taking actions intended to either correct such systems or replace them with Year 2000 ready systems. The Corporation expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Corporation's results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents, as of December 31, 1997, interest-rate sensitive assets and liabilities categorized by expected maturity and weighted average rate. Expected maturites are contractual maturities adjusted for amortization of principal. For adjustable-rate instruments, contractual maturity is deemed to be the earliest possible interest rate adjustment date:

                           0-1       1-2       2-3       3-4       4-5       Over 5
                            yr       yrs       yrs       yrs       yrs        years      Total
                         ---------------------------------------------------------------------
Earning assets:
Variable rate loans	     18,751 						                                                  18,751
 Average interest rate     9.92%						                                                    9.92%

Fixed rate loans	        96,686    26,658    20,453     3,701     2,118       3,225    152,841
 Average interest rate    10.31%	   10.78%    10.45%    11.59%    11.25%       9.55%     10.44%

Taxable securities	      11,460	   14,467    13,260     8,550     6,625       2,904 	   57,266
 Average interest rate	    6.31%     6.14%   	 6.44%	    6.46%  	  6.49%       6.10%      6.33%

Non-taxable securities    2,579     4,081     2,818 	   1,562   	 1,603       1,306 	   13,949
 Average interest rate     6.53%     6.51%	    6.65%	    6.66%  	  6.78%	      6.66%      6.60%

Federal funds sold	       6,180 						                                                   6,180
 Average interest rate	    5.35%	                    					                                5.35%
                        ----------------------------------------------------------------------
      Total	            135,656	   45,206    36,531    13,813    10,346       7,435    248,987
	                          9.62%     8.91%	    8.70%	    7.86%	    7.51%	      7.70%	     9.11%

Interest-bearing
  liabilities:
Demand Deposits	         19,573 						                                                  19,573
 Average interest rate	    1.92%                        						                            1.92%

Savings	                 28,564                               						                    28,564
 Average interest rate	    2.54%                         						                           2.54%

Time	                   132,665	   11,521    	1,345 	     389   	   432 		             146,352
 Average interest rate	    5.53%	   6.03%    	 6.49%	    6.46%	    6.24%		                5.58%

Other borrowed funds	       170       181 	     193 	     205 	     218  	    1,229 	    2,196
 Average interest rate     6.13%     6.13%   	 6.13%     6.13%     6.14%	      6.25%	     6.20%
                        ---------------------------------------------------------------------
      Total	            180,972	   11,702    	1,538 	     594   	   650 	     1,229    196,685
       	                   4.67%     6.03%   	 6.44%     6.35%	    6.21%       6.25%      4.78%


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

Further discussion concerning market risk is included in Management's Discussion and Analysis under the heading "Liquidity and Interest Rate Sensitivity Management."


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements for First Pulaski National Corporation and its subsidiary, First National Bank of Pulaski, appear on the following pages.

                           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                          December 31, 1997 and 1996

                                                    ASSETS
                                                                                        1997             1996

  Cash and due from banks                                                          $  10,111,703    $   8,411,810
  Federal funds sold                                                                   6,180,468        8,491,655
     Total cash and cash equivalents                                                  16,292,171       16,903,465

  Securities available for sale                                                       51,012,300       43,757,815
  Securities held to maturity (fair value - $20,353,971 and $19,781,371)              20,203,342       19,689,343

  Loans                                                                              171,592,253      160,882,496
    Unearned income                                                                   (2,854,697)      (2,979,171)
    Loans net of unearned income                                                     168,737,556      157,903,325
    Allowance for loan losses                                                         (2,604,080)      (2,380,700)
    Total net loans                                                                  166,133,476      155,522,625

  Bank premises and equipment                                                          7,276,129        7,151,876
  Accrued interest receivable                                                          3,411,958        3,401,339
  Prepayments and other assets                                                         2,170,885        2,147,073
  Other real estate owned                                                                115,450          218,901

     TOTAL ASSETS                                                                  $ 266,615,711    $ 248,792,437

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest bearing                                                            $  32,676,530    $  30,479,710
    Interest bearing                                                                 194,488,964      182,206,625
     Total deposits                                                                  227,165,494      212,686,335

  Other borrowed funds                                                                 2,196,300        1,846,814
  Accrued taxes                                                                          117,286          113,041
  Accrued interest on deposits                                                         2,009,066        1,684,906
  Accrued profit sharing expense                                                         132,582          158,699
  Other liabilities                                                                      415,637          415,240

     TOTAL LIABILITIES                                                               232,036,365      216,905,035

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized - 10,000,000 shares;
    1,550,994 and 1,532,220 shares issued and outstanding                              1,550,994        1,532,220
  Capital surplus                                                                      6,413,294        5,895,046
  Retained earnings                                                                   26,285,955       24,278,237
  Net unrealized gains on securities available for sale, net of tax                      329,103          181,899

     TOTAL STOCKHOLDERS' EQUITY                                                       34,579,346       31,887,402

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 266,615,711    $ 248,792,437


The accompanying notes are an integral part of these financial statements.

                          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME

                             Years Ended December 31, 1997, 1996 and 1995

                                                                    1997             1996             1995
INTEREST INCOME:
  Loans, including fees                                        $    17,562,095  $    17,119,358  $    15,652,718
  Securities:
    Taxable                                                          3,214,076        2,991,819        2,809,325
    Non-taxable                                                        598,757          627,271          496,781
  Interest bearing deposits with banks                                       -            1,823              919
  Federal funds sold                                                   729,412          505,161          816,498
     Total Interest Income                                          22,104,340       21,245,432       19,776,241

INTEREST EXPENSE:
  Interest on deposits:
    Transaction accounts                                               370,503          394,080          560,093
    Money market deposit accounts                                      247,501          269,117          313,385
    Other savings deposits                                             469,337          462,830          462,729
    Time certificates of deposit of $100,000 or more                 2,756,024        2,391,284        2,275,145
    All other time deposits                                          5,318,928        5,133,154        4,754,481
  Borrowed funds                                                       133,263          110,777           68,756
     Total Interest Expense                                          9,295,556        8,761,242        8,434,589

     NET INTEREST INCOME                                            12,808,784       12,484,190       11,341,652

     Provision for loan losses                                         507,500          783,000          258,649

     NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                             12,301,284       11,701,190       11,083,003

OTHER INCOME:
  Service charges on deposit accounts                                1,619,134        1,517,781        1,367,109
  Commissions and fees                                                 264,581          305,213          357,945
  Other service charges and fees                                       114,808          109,005          153,819
  Security gains (losses), net                                         (30,816)         (95,491)         (56,198)
  Gain on sale of other assets                                          18,419            3,166           32,067
  Dividends                                                            248,136          170,287          177,658
  Mortgage banking fees                                                119,206          115,140           48,343
     Total Other Income                                              2,353,468        2,125,101        2,080,743

OTHER EXPENSES:
  Salaries and employee benefits                                     4,478,073        4,270,016        3,877,850
  Occupancy expense, net                                               857,078          855,318          880,265
  Furniture and equipment expense                                      741,509          757,748          699,622
  Advertising and public relations                                     502,849          413,486          521,528
  Other operating expenses                                           1,539,731        1,371,289        1,558,725
     Total Other Expenses                                            8,119,240        7,667,857        7,537,990

     Income before income taxes                                      6,535,512        6,158,434        5,625,756
     Applicable income taxes                                         2,215,867        2,095,836        1,920,362

NET INCOME                                                     $     4,319,645  $     4,062,598  $     3,705,394

     Earnings per common share:
     Basic                                                     $          2.81  $          2.67  $          2.42
     Diluted                                                   $          2.80  $          2.67  $          2.42

The accompanying notes are an integral part of these financial statements.


                                   FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years Ended December 31, 1997, 1996, and 1995

                                                                                   1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  4,319,645    $  4,062,598    $  3,705,394
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Provision for loan losses                                                    507,500         783,000         258,649
      Depreciation                                                                 754,002         745,720         742,772
      Amortization and accretion of investment securities, net                     165,380         225,283         371,685
      Deferred income tax expense (benefit)                                        (62,304)        (77,511)         62,388
      Gain on sale of other assets                                                 (18,419)         (3,166)        (32,067)
      Security gains, net                                                           30,816          95,491          56,198
      Loans originated for sale                                                 (4,987,503)     (4,911,920)     (2,593,755)
      Proceeds from sale of loans                                                4,906,896       4,743,420       2,685,755
      (Increase) in interest receivable                                            (10,619)        (17,541)     (1,035,868)
      (Increase) in prepayments and other assets                                   (32,707)       (147,728)       (100,580)
      Increase (decrease) in accrued interest on deposits                          324,160        (107,654)        822,903
      Increase (decrease) in accrued taxes                                            (229)          1,328          58,060
      Increase (decrease) in other liabilities                                     (25,839)        (19,392)        398,143

        Cash Provided by Operating Activities, net                               5,870,779       5,371,928       5,399,677

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in interest bearing deposits with banks                            -         100,000        (100,000)
  Purchases of securities available for sale                                   (26,282,664)    (19,598,894)    (18,983,237)
  Proceeds from sales of securities available for sale                           8,054,063      11,967,501      11,100,506
  Proceeds from maturities of securities available for sale                     11,108,064       5,021,968      14,510,359
  Purchases of securities held to maturity                                      (7,176,105)     (8,326,881)     (6,851,464)
  Proceeds from maturities of securities held to maturity                        6,505,000       5,915,125       5,064,636
  Net increase in loans                                                        (11,102,349)     (5,322,675)    (16,945,597)
  Capital expenditures                                                            (878,255)       (657,661)       (946,806)
  Proceeds from sale of other real estate                                          186,432          14,000         115,392

        Cash Used by Investing Activities, net                                 (19,585,814)    (10,887,517)    (13,036,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         500,000         660,000         240,000
  Borrowings repaid                                                               (150,513)       (125,974)        (87,797)
  Net increase in deposits                                                      14,479,159       5,276,796      17,740,414
  Cash dividends paid                                                           (2,311,927)     (2,130,927)     (1,994,868)
  Proceeds from issuance of common stock                                           587,022         501,476         428,928
  Common stock repurchased                                                               -        (761,484)              -

        Cash Provided by Financing Activities, net                              13,103,741       3,419,887      16,326,677

INCREASE (DECREASE) IN CASH, net                                                  (611,294)     (2,095,702)      8,690,143
CASH AND CASH EQUIVALENTS, beginning of year                                    16,903,465      18,999,167      10,309,024
CASH AND CASH EQUIVALENTS, end of year                                        $ 16,292,171    $ 16,903,465    $ 18,999,167


The accompanying notes are an integral part of these financial statements.

                          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              Years Ended December 31, 1997, 1996 and 1995

                                                                                                  Unrealized
                                                                                                Gains/(Losses)
                                  Common Stock                     Capital       Retained    on Securities,
                                     Shares         Amount         Surplus       Earnings     Net of Taxes       Total

Balance at December 31, 1994          304,910    $   304,910    $ 5,720,392    $21,869,084    $  (845,360)   $27,049,026

Net income                                  -              -              -      3,705,394              -      3,705,394

Cash dividends paid $1.30
  per share                                 -              -              -     (1,994,868)             -     (1,994,868)

Common stock issued                     3,351          3,351        425,577              -              -        428,928

Change in unrealized gains
  (losses) on securities,
  net of tax                                -              -              -              -      1,143,315      1,143,315
                                    ---------      ---------      ---------     ----------      ---------     ----------
Balance at December 31, 1995          308,261        308,261      6,145,969     23,579,610        297,955     30,331,795

Five-for one stock split            1,233,044      1,233,044              -     (1,233,044)             -              -

Net income                                  -              -              -      4,062,598              -      4,062,598

Cash dividends paid $1.40
  per share                                 -              -              -     (2,130,927)             -     (2,130,927)

Common stock issued                    18,505         18,505        482,971              -              -        501,476

Common stock repurchased              (27,590)       (27,590)      (733,894)             -              -       (761,484)

Change in unrealized gains (losses)
 on securities,
  net of tax                                -              -              -              -       (116,056)      (116,056)
                                    ---------      ---------      ---------     ----------        -------     ----------
Balance at December 31, 1996        1,532,220      1,532,220      5,895,046     24,278,237        181,899     31,887,402

Net income                                  -              -              -      4,319,645              -      4,319,645

Cash dividends paid $1.50
  per share                                 -              -              -     (2,311,927)             -     (2,311,927)

Common stock issued                    18,774         18,774        518,248              -              -        537,022

Change in unrealized gains
  (losses) on securities,
  net of tax                                -              -              -              -        147,204        147,204
                                    ---------      ---------      ---------     ----------        -------     ----------
Balance at December 31, 1997        1,550,994    $ 1,550,994    $ 6,413,294    $26,285,955    $   329,103    $34,579,346

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


First Pulaski National Corporation (the "Corporation") was organized under the laws of Tennessee in 1981 and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation through its bank subsidiary provides domestic financial services in Giles and Lincoln County, Tennessee, to customers who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's finance company subsidiary, organized in November 1997, provides consumer financing services in Giles County, Tennessee. The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and, as to its bank subsidiary, to general practices within the banking industry. A description of the significant accounting policies is presented below.

Note A - Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly-owned subsidiaries, First National Bank of Pulaski and Heritage Financial of the Tennessee Valley, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans and Allowance for Loan Losses
Loans which the Corporation has the positive intent and ability to hold to maturity are stated at the principal amount outstanding, net of unearned income. Loans include loans held for sale at December 31, 1997 and 1996, totaling $341,105 and $260,500, respectively. These loans are recorded at cost, which approximates market value.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


Note A - Summary of Significant Accounting Policies - (Continued)

Loans and Allowance for Loan Losses - (Continued)
The Corporation adopted Statement of Financial Accounting Standards ("SFAS" No. 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", on January 1, 1995. These standards address the accounting for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. The adoption of these statements resulted in no additional allowance for loan losses at January 1, 1995.

Loans, including impaired loans, are generally placed on nonaccrual when principal or interest is delinquent for 90 days or more or when doubt as to timely collection of principal or interest exists unless such loans are well secured and in the process of collection. The decision to place a loan on nonaccrual status is based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay. Generally, at the time a loan is placed on a nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized in interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal.


Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment.


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


Advertising Costs
The Corporation expenses the costs of advertising when these costs are incurred.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


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

First Pulaski National Corporation files a consolidated income tax return. However, income taxes are computed by the subsidiaries on a separate basis, and taxes currently payable are remitted to First Pulaski National Corporation.

Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows includes cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $8,971,397, $8,868,896 and $7,611,656 and income taxes paid of $2,273,590, $2,183,486 and $1,899,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS), effective for fiscal periods ending after December 15, 1997. This standard requires presentation of both basic and diluted EPS on the face of the earnings statement. Primary EPS has been replaced with Basic EPS which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially diluted securities is included.
Fully diluted EPS is now called Diluted EPS and assumes the conversion of all options. The Corporation adopted SFAS No. 128 in its December 31, 1997 financial statements and has presented Diluted EPS for the years 1996 and 1995 which were previously not required as the dilutive effect of options was less than 3%.

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

Reclassifications
Certain 1996 and 1995 financial information has been reclassified to conform its presentation with the 1997 financial statements. None of these reclassifications had any effect on net income or earnings per share.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


Note A - Summary of Significant Accounting Policies - (Continued)

Transfer and Servicing of Financial Assets and Extinguishments of
Liabilities
Effective January 1, 1997, the Corporation Adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which supersedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings. The adoption of SFAS 125 did not have a material effect on the Corporation's financial position or results of operations.

Effect of New Accounting Pronouncements
In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". The statement establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings Per Share", and SFAS No. 47, "Disclosure of Long- Term Obligations", for entities that were subject to those standards. This statement is effective for financial statements for periods ending after December 15, 1997. This statement contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of this statement is not expected to have a material impact on the Corporation.

In July 1997, the FASB issued SFAS No. 130, "Comprehensive Income". The statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general - purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statements and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and related Information". The statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". This statement becomes effective for the Corporation's fiscal year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of this statement is not expected to have a material impact on the Corporation.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


Note B - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:


                                                                      Gross          Gross        Estimated
                                                                   Unrealized     Unrealized        Fair
1997                                                   Cost           Gains         Losses          Value
Available for Sale
  U.S. Treasury securities                         $18,072,701    $   243,314    $     5,356    $18,310,659
  U.S. Government agencies                          32,437,169        264,472              -     32,701,641
                                                    50,509,870        507,786          5,356     51,012,300
Held to Maturity
  Obligations of states and
    political subdivisions                          13,948,459        118,588             20     14,067,027
  Other debt securities                              6,254,883         32,128             67      6,286,944
                                                    20,203,342        150,716             87     20,353,971
    TOTAL                                          $70,713,212    $   658,502    $     5,443    $71,366,271


1996
Available for Sale
  U.S. Treasury securities                         $20,239,156    $   134,174    $         -    $20,373,330
  U.S. Government agencies                          23,239,267        146,118            900     23,384,485
                                                    43,478,423        280,292            900     43,757,815

Held to Maturity
  Obligations of states and
    political subdivisions                          14,403,708         74,326          4,338     14,473,696
  Other debt securities                              5,285,635         22,618            578      5,307,675
                                                    19,689,343         96,944          4,916     19,781,371
    TOTAL                                          $63,167,766    $   377,236    $     5,816    $63,539,186


The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 1997



                                                  Available for Sale            Held to Maturity
                                                       Cost        Fair Value        Cost        Fair Value

Due in one year or less                            $12,625,011    $12,659,194    $ 4,889,119    $ 4,908,485
Due after one year through five years               36,884,859     37,337,854     14,194,030     14,316,092
Due after five years through ten years               1,000,000      1,015,252      1,120,193      1,129,394

    TOTAL                                          $50,509,870    $51,012,300    $20,203,342    $20,353,971

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997



Note B - Securities  (Continued)

Net gains realized from securities transactions for 1997, 1996 and 1995 were:

                                                       Book      Gross Realized                      Net
    1997                              Proceeds         Value          Gains         Losses        Realized
Securities sold                    $  8,054,063    $ 8,084,879    $         -    $    30,816    $   (30,816)
Securities matured or redeemed       17,613,064     17,613,064              -              -              -
                                   $ 25,667,127    $25,697,943    $         -    $    30,816    $   (30,816)
    1996
Securities sold                    $ 11,967,501    $12,068,117    $         -    $   100,616    $  (100,616)
Securities matured or redeemed       10,931,968     10,931,968              -              -              -
Securities recovered*                     5,125              -          5,125              -          5,125
                                   $ 22,904,594    $23,000,085    $     5,125    $   100,616    $   (95,491)
    1995
Securities sold                    $ 11,100,506    $11,166,340    $         -    $    65,834    $   (65,834)
Securities matured or redeemed       19,569,659     19,565,359          4,300              -          4,300
Securities recovered*                     5,336              -          5,336              -          5,336
                                   $ 30,675,501    $30,731,699    $     9,636    $    65,834    $   (56,198)
*Previously written off

Income tax expense (benefit) attributable to securities transactions was $(12,326), $(38,196) and $(22,479) for 1997, 1996 and 1995, respectively.

Securities with a book value of $21,533,090 and $27,708,698 at December 31, 1997 and 1996, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no investments in obligations of state and political subdivisions that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated shareholders' equity at December 31, 1997 or 1996.

Note C - Loans and Allowance for Loan Losses

Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. The Corporation grants commercial and consumer loans primarily to customers in Giles and Lincoln County, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses to cover inherent losses in the loan portfolio. At December 31, 1997, the Corporation had no concentrations of 10 percent or more of total loans in any single industry.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note C - Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans at December 31:

                                                                                               1997             1996
Construction and land development                                                         $  3,341,399     $  3,547,794
Commercial and industrial                                                                   23,121,605       20,219,218
Agricultural                                                                                11,461,326       11,799,313
Real estate loans secured by:
    Farmland                                                                                19,141,458       17,313,993
    Residential property                                                                    40,177,271       38,708,335
    Nonresidential, nonfarm                                                                 31,033,314       27,254,908
Loans to individuals secured by:
    Automobiles                                                                             20,686,443       20,129,271
    Retail, consumer and personal expenditures                                              19,203,199       19,966,371
Other loans                                                                                  3,426,238        1,943,293
                                                                                           171,592,253      160,882,496
    Unearned income                                                                         (2,854,697)      (2,979,171)

                                                     TOTAL                                $168,737,556     $157,903,325

The following is a summary of loan maturities carrying fixed and variable interest rates as of December 31, 1997



                                                                Within             Over
                                                               One Year          One Year           Total


Fixed rate loans                                          $     80,923,522    $ 72,101,231     $153,024,753
Variable rate loans                                             17,146,991       1,420,509       18,567,500

                                         TOTAL            $     98,070,513    $ 73,521,740     $171,592,253


At December 31, 1997, 1996 and 1995, impaired, nonaccrual and restructured loans totaled $701,867, $449,531 and $208,063, respectively. The amount of interest income actually recognized on these loans during 1997, 1996 and 1995, was $7,971, $5,625 and $937, respectively. The additional amount of interest income that would have been recorded during 1997, 1996 and 1995, if the above amounts had been current in accordance with their original terms was $44,427, $26,139 and $16,962, respectively.

As of December 31, 1997, the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                                 Recorded         Valuation
                                                Investment        Allowance
Impaired Loans-
  Valuation allowance required                $    252,881     $    153,218
  No valuation allowance required                  448,986                -

         Total Impaired Loans                 $    701,867     $    153,218

The valuation allowance is included in the allowance for loan losses on the balance sheet.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note C - Loans and Allowance for Loan Losses (Continued)


The average recorded investment in impaired loans for the year 1997 was $535,018. At December 31, 1997, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $176,043, $190,761 and $210,137 at December 31, 1997, 1996 and 1995, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 1997 and 1996.



                                                                                               1997             1996
Balance at beginning of year                                                              $  9,400,395     $  8,506,931
Additions                                                                                    6,443,059        4,844,908
Repayments                                                                                  (6,521,440)      (3,951,444)
Balance at end of year                                                                    $  9,322,014     $  9,400,395

Transactions in the allowance for loan losses were as follows:

                                                                             1997              1996             1995
Balance at beginning of year                                          $      2,380,700    $  2,058,456     $  2,023,681
Less-Charge-offs:
   Real estate -
      Residential                                                               31,028               -            4,287
   Commercial                                                                  163,504          53,236           63,659
   Agricultural                                                                 16,664          50,089           22,276
   Individuals                                                                 496,788         637,280          342,459
                                                                               707,984         740,605          432,681
Add-Recoveries:
   Real estate -
      Residential                                                               23,020           1,810           10,720
      Nonresidential, nonfarm                                                        -          19,336            1,657
   Commercial                                                                   50,717          12,941           73,721
   Agricultural                                                                  2,975           2,683           16,252
   Individuals                                                                 347,152         243,079          106,457
                                                                               423,864         279,849          208,807
Net Charge-offs                                                                284,120         460,756          223,874

Add-Provision charged to operations                                            507,500         783,000          258,649
Balance at end of year                                                $      2,604,080    $  2,380,700     $  2,058,456

Ratio of net charge-offs to average
   loans outstanding during the year                                              0.17%            0.29%            0.16%

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:


                                                                                            Accumulated
                                                                                          Depreciation &      Carrying
1997                                                                         Cost          Amortization        Amount
   Land                                                               $        573,180    $          -     $    573,180
   Buildings                                                                 7,992,786       2,995,308        4,997,478
   Furniture and equipment                                                   4,937,917       3,568,743        1,369,174
   Leasehold improvements                                                      408,299          72,002          336,297

        TOTAL                                                         $     13,912,182    $  6,636,053     $  7,276,129

1996
   Land                                                               $        573,180    $          -     $    573,180
   Buildings                                                                 7,521,898       2,721,112        4,800,786
   Furniture and equipment                                                   4,613,105       3,178,803        1,434,302
   Leasehold improvements                                                      402,311          58,703          343,608

        TOTAL                                                         $     13,110,494    $  5,958,618     $  7,151,876

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.


                          Annual                            Annual
           Year         Commitments         Year          Commitments
           1998          $49,722          2003 - 2007      $30,000
           1999           49,722          2008 - 2012       30,000
           2000           49,532          2013 - 2014        8,500
           2001           20,422
           2002            6,000

Rents charged to operations under operating lease agreements for the years 1997, 1996 and 1995 were $55,014, $53,704 and $48,122, respectively.

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:


                                                                              1997             1996

     Prepaid expenses                                                    $     126,970    $     136,218
     Federal Home Loan Bank stock                                              822,300          765,400
     Federal Reserve Bank stock                                                112,500          112,500
     Investment in single premium whole life insurance contract                545,725          524,669
     Investment in insurance limited partnership and corporation                81,850           81,850
     Deferred income tax benefits                                              476,100          489,629
     Other                                                                       5,440           36,807
         TOTAL                                                           $   2,170,885    $   2,147,073

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


Note F - Deposits

The following is a summary of deposits at December 31:

                                                                              1997             1996
     Noninterest bearing:
       Demand                                                            $  32,676,530    $  30,479,710
     Interest bearing:
       Demand                                                               19,572,520       19,416,565
       Savings                                                              28,563,877       27,146,886
       Other  time                                                          98,800,222       95,048,254
       Certificates of deposit $100,000 and over                            47,552,345       40,594,920
         TOTAL                                                           $ 227,165,494    $ 212,686,335

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

                                                                          1997           1996
     Notes payable to Federal Home Loan Bank:
       Dated 11-17-93, matures 12-01-08,
         payable $1,682 per month including
         interest at 5.95%                                            $   162,675    $   172,853
       Dated 6-22-94, matures 7-01-04, payable
         $11,077 per month including interest
         at 5.95%                                                         722,577        809,674
       Dated 10-16-95, matures 11-01-05,
         payable $2,750 per month including
         interest at 6.70%                                                202,294        221,048
       Dated 2-2-96, matures 3-01-16,
         payable $2,237 per month including
         interest at 6.50%                                                286,433        294,374
       Dated 2-12-96, matures 3-01-11,
         payable $3,087 per month including
         interest at 6.25%                                                333,184        348,865
       Dated 4-16-97, matures 5-1-2012,
         payable $4,607 per month including
         interest at 7.40%                                                489,137              -


           TOTAL                                                      $ 2,196,300    $ 1,846,814


The notes are secured by a pledge of Federal Home Loan Bank stock with a par value of $822,300 and a blanket pledge of $3,294,450 first mortgage loans against single family, 1-4 unit residential properties

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note G - Other Borrowed Funds (Continued)

Notes payable are scheduled to mature December 31:


     1998                                                                            $   168,180
     1999                                                                                179,030
     2000                                                                                190,585
     2001                                                                                202,890
     2002                                                                                215,995
     Thereafter                                                                        1,239,620
                                                                                     $ 2,196,300


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


Note I - Income Taxes

The components of income taxes for the three years ended December 31 are as follows




                                                           1997           1996           1995
     Federal
       Current                                         $ 1,913,280    $ 1,830,769    $ 1,553,931
       Deferred tax (benefit)                              (62,304)       (77,511)        62,388
                                                         1,850,976      1,753,258      1,616,319
     State                                                 364,891        342,578        304,043
     Provision for Income Taxes                        $ 2,215,867    $ 2,095,836    $ 1,920,362

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows


                                                           1997           1996           1995

     Federal taxes at statutory rate                   $ 2,222,074    $ 2,093,868    $ 1,912,757
     Increase (decrease) resulting from
       tax effect of:
         Tax exempt interest on obligations
           of states and political subdivisions           (202,983)      (219,420)      (168,405)
         State income taxes, net of federal
           income tax benefit                              240,828        226,101        200,668
         Dividend received deduction                       (43,863)       (27,523)       (27,171)
         Excess capital loss                                     -              -        (12,354)
         Others, net                                          (189)        22,810         14,867
     Provision for Income Taxes                        $ 2,215,867    $ 2,095,836    $ 1,920,362

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note I - Income Taxes (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:





                                                               1997            1996
     Deferred tax assets:
       Allowance for loan losses                          $    699,198    $    623,249
       Other real estate                                         3,831           4,867
       Deferred compensation                                    18,633          18,633
         Gross Deferred Tax Assets                             721,662         646,749

     Deferred tax liabilities:
       Investment securities                                    39,152          45,890
       Securities available for sale                           170,826          94,993
       Other securities                                         35,584          16,237
         Gross Deferred Tax Liabilities                        245,562         157,120

           Net Deferred Tax Assets                        $    476,100    $    489,629

Note J - Other Operating Expenses


The following table summarizes the components of other operating expenses for the years ended December 31:


                                               1997            1996            1995

       Directors' fees                    $    185,270    $    153,275    $    159,030
       Stationery and supplies                 189,936         184,158         184,332
       FDIC insurance                           26,935           2,000         225,087
       Other insurance                          45,470          50,686          57,465
       Postage                                 132,474         126,971         122,308
       Telephone                               112,618          96,901          97,758
       Other                                   847,028         757,298         712,745

                                          $  1,539,731    $  1,371,289    $  1,558,725


Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 1997 was $3,452,590. Contributions for the current year were calculated using the base salary amount of $3,077,829.
The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $461,674, $455,234 and $404,188 in 1997, 1996 and
1995, respectively.

Note L - Other Financial Instruments, Commitments and Contingencies

The Corporation's bank subsidiary is a party to financial instruments with off-balance-sheet-risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and residential mortgage loans sold with certain repurchase requirements. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount

                  FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note L - Other Financial Instruments, Commitments and Contingencies
(Continued)

recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the bank subsidiary has in those particular financial instruments.

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:




                                                                   Contract or Notional
                                                                          Amount
                                                                1997                   1996

     Commitments to extend credit                       $ 14,811,580            $13,334,204
     Standby letters of credit                               630,374                873,937
     Mortgage loans sold with repurchase
       requirements outstanding                            1,737,347              1,604,758

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

In the normal course of business, the Corporation and its subsidiaries are involved in various legal proceedings. Management has concluded, based upon advice of legal counsel, that the result of these proceedings will not have a material effect on the consolidated financial statements of the Corporation and its subsidiaries.

Certain of the Corporation's internal computer systems are not Year 2000 ready (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). Failure to correct these programs could cause a system failure or miscalculation and disrupt operations or inhibit the corporation's ability to conduct normal business activities. The Corporation has been taking actions intended to either correct such systems or replace them with Year 2000 ready systems. The Corporation expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Corporation's results of operations or financial condition.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note M - First Pulaski National Corporation (Parent Company Only) Financial Information


                                            BALANCE SHEETS
                                                                                   December 31,
ASSETS                                                                                 1997                1996
  Cash                                                                          $     2,623,627     $     2,186,242
  Loans to subsidiary                                                                   150,000                   -
  Investment in subsidiaries, at equity                                              31,710,317          29,599,577
  Other assets                                                                           95,402             101,583
        TOTAL ASSETS                                                            $    34,579,346     $    31,887,402

LIABILITIES AND STOCKHOLDERS' EQUITY
  Stockholders' Equity
  Common stock, $1 par value; authorized - 10,000,000
      shares;  1,550,994 and 1,532,220 shares issued
      and outstanding                                                           $     1,550,994     $     1,532,220
  Capital surplus                                                                     6,413,294           5,895,046
  Retained earnings                                                                  26,285,955          24,278,237
  Net unrealized gains on securities available for sale, net of tax                     329,103             181,899
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    34,579,346     $    31,887,402

                                           STATEMENTS OF INCOME

                                                                              Years Ended December 31,
                                                                   1997                1996                1995
INCOME
  Dividends from subsidiaries                               $     2,311,927     $     2,130,927     $     1,994,868
  Other dividends                                                   184,297             115,642             114,166
                                                                  2,496,224           2,246,569           2,109,034
EXPENSES
  Education                                                          22,855              27,354              22,012
  Directors' fees                                                    47,400              33,100              52,200
  Stockholder's meeting                                              16,528              17,477              15,277
  Other                                                              21,273              14,799              21,986
                                                                    108,056              92,730             111,475
Income before applicable income taxes and equity in
  undistributed earnings of subsidiaries                          2,388,168           2,153,839           1,997,559
Reduction in consolidated income taxes arising from
  parent company tax operating loss                                  17,941              19,733              25,995
Income before equity in undistributed earnings of
  subsidiaries                                                    2,406,109           2,173,572           2,023,554
Equity in undistributed earnings of subsidiaries                  1,913,536           1,889,026           1,681,840

        NET INCOME                                          $     4,319,645     $     4,062,598     $     3,705,394

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


Note M - First Pulaski National Corporation (Parent Company Only) Financial Information (Continued)


                                   STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,

                                                                   1997                1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $     4,319,645     $     4,062,598     $     3,705,394
  Adjustments to reconcile net income to net cash provided
    by operating activities -
      Equity in undistributed earnings of subsidiary             (1,913,536)         (1,889,026)         (1,681,840)
      (Increase) decrease in other assets                             6,181               6,262              (4,782)
        Cash Provided by Operating Activities                     2,412,290           2,179,834           2,018,772

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiary                                          (50,000)                  -                   -
        Cash Used by Investing Activities                           (50,000)                  -                   -
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in loans                                                (150,000)
  Cash dividends paid                                            (2,311,927)         (2,130,927)         (1,994,868)
  Proceeds from issuance of common stock                            537,022             501,476             428,928
  Common stock repurchased                                                -            (761,484)                  -
        Cash Used by Financing Activities                        (1,924,905)         (2,390,935)         (1,565,940)

INCREASE (DECREASE) IN CASH, net                                    437,385            (211,101)            452,832
CASH, beginning of year                                           2,186,242           2,397,343           1,944,511
CASH, end of year                                           $     2,623,627     $     2,186,242     $     2,397,343

Note N - Regulatory Requirements and Restrictions

The Corporation's bank subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve requirements was approximately $1,575,000 and $1,348,000 for the years ended December 31, 1997 and 1996, respectively.

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 1997, to the Parent Company was $6,064,715.

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




FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note N - Regulatory Requirements and Restrictions (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject as of December 31, 1997.

As of March 24, 1997, the most recent notification from regulatory authorities categorized First Pulaski National Corporation and First National Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

                                                                                             To Be Well Capitalized
                                                                                                 under Prompt
                                                              For Capital                      Corrective Action
                               Actual                      Adequacy Purposes                      Provisions
                               ------                      -----------------                      ----------
                                             First                        First                            First
                                First        Pulaski        First         Pulaski               First     Pulaski
                              National       National      National       National           National     National
                                 Bank       Corporation       Bank      Corporation             Bank    Corporation
Amount:
Total Risk-Based Capital
(to Risk-Weighted Assets  $ 33,643,000       $36,555,000   $14,726,080   $14,747,000        $18,408,000  $18,434,000
Tier I Capital
(to Risk-Weighted Assets    31,338,000        34,247,000     7,363,040     7,374,000         11,045,000   11,061,000
Tier I Capital
(to Adjusted Total Assets   31,338,000        34,247,000     7,990,530     7,998,000         13,318,000   13,330.750

Ratios:
Total Risk-Based Capital
(to Risk-Weighted Assets         18.28%           19.83%          8.00%         8.00%             10.00%       10.00%
Tier I Capital
(to Risk-Weighted Assets         17.02%           18.58%          4.00%         4.00%              6.00%        6.00%
Tier I Capital
(to Adjusted Total Assets        11.77%           12.85%          3.00%         3.00%              5.00%        5.00%


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



FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note O - Stock Option and Stock Purchase Plans (Continued)

However, under SFAS No. 123, "Accounting for Stock-Based Compensation," corporations which follow APB Opinion 25 are required to disclose the pro forma amount for compensation costs for its stock option plans based on the fair value at the grant dates for awards under those plans. Accordingly, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                 1997           1996           1995
Net Income:
 As reported                 $   4,319,645  $   4,062,598  $   3,705,394
 Pro forma                       4,312,645      4,044,598      3,692,894
Earnings per Share:
 As reported                 $        2.80  $        2.67  $        2.42
 Pro forma                            2.79           2.66           2.41


In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 4.7 percent for all years; expected volatility of 8.3, 6.3 and 5.3 percent; risk-free interest rates of 7.0 percent in all years; and expected lives of 4.4 years in all years.

Shares available for grants of options or rights to purchase at December 31, 1997 include 55,000 shares under the 1987 stock option plan, 101,410 shares under the 1994 outside directors stock option plan and 109,697 shares under the 1994 employee purchase plan.

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

The 1994 employee stock purchase plan permits the granting of stock options to eligible employees of the Corporation. A total of 150,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:


                                                     Number of Shares
Years of Service                             Under 10 years   Over 10 years
Vice-Presidents and above                               200             250
All other Officers                                      125             175
Non-Officers                                             75             125


FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note O - Stock Option and Stock Purchase Plans (Continued)

The following is a summary of the stock option and purchase plans activity for 1997, 1996 and 1995:





                          Stock Option Plans        Employee Purchase Plan
                             Shares       Shares       Shares
                            Available      Under      Available     Shares
                           for Option     Option    for Purchase   Purchased

Balance December 31, 1994       191,500     10,500        137,875            -

Granted                         (12,340)    12,340         (9,735)      (9,375)
Exercised                             -     (6,350)             -       (9,735)
                               --------   --------       --------     --------
Balance December 31, 1995       179,160     16,490        128,140            -

Granted                         (13,000)    13,000         (9,990)       9,990
Exercised                             -     (7,790)             -       (9,990)
                               --------   --------       --------     --------
Balance December 31, 1996       166,160     21,700        118,150            -

Granted                          (9,750)     9,750         (8,453)       8,453
Exercised                             -    (10,045)             -       (8,453)
                               --------   --------       --------     --------
Balance December 31, 1997       156,410     21,405        109,697            -
                               ========   ========       ========     ========

Exercisable at December 31, 1997            16,405
                                        ==========

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $4.79, $4.50 and $3.44, respectively.

Note P - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                    1997         1996         1995
Numerator for basic and diluted earnings
 per share - income available to common
 shareholders                                 $4,319,645   $4,062,598   $3,705,394

Denominator for basic earnings per share -
 weighted-average basis                        1,539,866    1,522,591    1,532,245

Effect of dilutive stock options                   3,356        1,356        1,212

Denominator for diluted earnings per share -
 adjusted weighted-average shares              1,543,222    1,523,947    1,533,457

Basic earnings per share                           $2.81        $2.67        $2.42

Diluted earnings per share                         $2.80        $2.67        $2.42


FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997

Note Q - Fair Values of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the estimated fair value of its financial instrument assets and liabilities. Management is concerned that the required disclosures under SFAS No. 107 may lack reasonable comparability between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

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

Standby letters of credit: All standby letters of credit have original terms, at their issuance of one year or less; therefore, the fair value of these instruments does not materially differ from their stated value.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

                                               1997                      1996
                                    Carrying Amount   Fair Value   Carrying Amount   Fair Value
Financial assets:
  Cash and short-term investments    $   16,292       $  16,292     $   16,903       $  16,903
  Securities                             71,216          71,366         63,447          63,539
  Loans                                 168,738         169,004        157,903         158,256
  Less: allowance for loan losses        (2,604)              -         (2,381)              -

Financial liabilities:
  Deposits                              227,165         227,336         212,686        212,766
  Other borrowed funds                    2,196           2,173           1,847          1,785

                                PUTMAN & HANCOCK
                         CERTIFIED PUBLIC ACCOUNTANTS

506 West College Street                                  118 North Third Street
P.O. Box 722                                             P.O. Box 724
Fayetteville, TN  37334                                  Pulaski, TN   38478





INDEPENDENT AUDITOR'S REPORT




Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



[S] Putman & Hancock


Fayetteville, Tennessee
February 27, 1998

                     STATEMENT OF MANAGEMENT RESPONSIBILITY


The management of First Pulaski National Corporation and its only subsidiaries, First National Bank of Pulaski and Heritage Financial of the Tennessee Valley, Inc., is responsible for the content and integrity of the financial statements and all other financial information included in this annual report. Management believes that the statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgements of management with respect to certain events and transactions.

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


                           Served as                Principal Occupation
                           Director   Office in     or Employment for
Directors             Age  Since      Corporation   Last Five (5) Years
------------------------------------------------------------------------

David E. Bagley          44   4-22-93    Director      President, Bagley &
                                                       Bagley Ins., Inc.

Johnny Bevill            62   2-05-70    Director      Owner, Davis &
                                                       Eslick Market

James K. Blackburn, IV   55   4-07-83    Director      Owner, Lairdland
                                                       Farm; Real Estate
                                                       Broker

Wade Boggs               34   4-20-95    Director      Owner WashMaster
                                                       Car Wash and Boggs'
                                                       Properties

James H. Butler          51   4-05-84    Director      Real Estate Agent,
                                                       Butler Realty

Thomas L. Cardin         66   2-05-70    Director      President,
                                                       Cardin Distrib.
                                                       Company

Joyce F. Chaffin         66   4-01-82    Director      Retired Vice-
                                                       President, First
                                                       National Bank

Parmenas Cox             86   1-13-44    Director      Retired Senior Chairman,
                                                       First National Bank

Robert M. Curry          48   4-02-81    Chairman      Board Chairman, CEO,
                                         & Director    First National Bank

Gregory G. Dugger        48   4-22-93    Director      Dentist

Joe Dunavant             74   2-05-70    Director      Farmer, Dunavant &
                                                       Dunavant

Charles D. Haney         43   4-22-93    Director      Physician

Gary Harrison            47   4-02-87    Director      Vice-President,
                                                       First National Bank

Morris Ed Harwell        67   4-07-83    Director      President, Harwell
                                                       Enterprises, Inc.

R.M. Harwell             94   1-13-49    Director      Vice-President, Harwell
                                                       Enterprises, Inc.

James Rand Hayes         61   4-07-83    Director      Owner, Hayes
                                                       Properties

William R. Horne         50   4-02-81    President     President,
                                         & Director    First National Bank

Glen Lamar               51  10-19-81    Sec/Treas     Senior Vice-Pres.,
                                         & Director    and Cashier,
                                                       First National Bank

D. Clayton Lee           73   1-09-62    Director      Attorney-at-Law,
                                                       Retired

Kenneth R. Lowry         68   2-06-69    Director      Retired Supt.,
                                                       Genesco, Pulaski,
                                                       Tennessee Plant

Beatrice J. McElroy      73   4-05-79    Director      Real Estate
                                                       Investments

William A. McNairy       65   4-04-91    Director      Owner, McNairy's
                                                       Flowerama & Gifts

W. Harwell Murrey, MD    63   2-05-70    Director      Physician;
                                                       President,
                                                       Physicians &
                                                       Surgeons, Inc.

Stephen F. Speer         52  10-19-81    Director      Attorney, Partner
                                                       Henry, Henry, &
                                                       &Speer,P.C.and County
                                                       Attorney for Giles County

Bill Yancey              53   4-04-91    Director      Farmer


Director Stephen F. Speer and other members of the law firm of Henry, Henry, & Speer, P.C., rendered legal services to the Corporation and its subsidiary during the current year.


10(b) Identification of Executive Officers

Robert M. Curry, Chairman of the Board and CEO, is 48 years old and came to work for First National Bank in June, 1973. Prior to his employment with the Subsidiary Bank, he worked at Hamilton National Bank, Knoxville,
Tennessee as Assistant Cashier and Assistant Branch Manager from March, 1972 until May, 1973. He is a 1972 graduate of the University of Tennessee with a degree in business. In January, 1974, he was elected Assistant Cashier and was promoted to Assistant Vice-President in January, 1975. In December, 1976, he was promoted to Vice-President and was elected Executive Vice-President of First National Bank in December, 1977. He was elected Treasurer of First Pulaski National Corporation in October of 1981, and was elevated to the position of Vice-Chairman in April, 1988. In April of 1990 he was named Chairman of the Board and CEO for both First Pulaski National Corporation and First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

William R. Horne, President, is 50 years old and has been with the subsidiary bank since June, 1969, when he graduated from college. He worked part-time with the Bank while a student. On February 4, 1971 he was named Assistant Cashier. On February 1, 1973 he was named Assistant Vice-President. In January, 1974 he was promoted to Vice-President and in December, 1977 was made Executive Vice-President of First National Bank. In October, 1981 he was named Vice-President of First Pulaski National Corporation. In April, 1988 he was elevated to the position of President of First Pulaski National Corporation. Since April 5, 1990 he has also served as President of First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

Glen Lamar, Secretary-Treasurer, is 51 years old and joined the staff of First National Bank in July, 1976. Prior to that time, he was a financial auditor for the Dekalb County Board of Education in Atlanta, Georgia. He is a 1972 graduate of Oglethorpe University, Atlanta, with a degree in business administration. He was elected Comptroller in 1976 and was promoted to Cashier in December, 1977. In October, 1981, he was elected Secretary of First Pulaski National Corporation. In April, 1988 he was named Secretary-Treasurer. He also currently serves as Senior Vice-President and Cashier of First National Bank. He is a graduate of the School of Banking of the South, Louisiana State University.

Jo Ann Martin, Assistant Secretary-Treasurer, is 40 years of age and was employed by First National Bank in October, 1994. Prior to that time, she was employed with Third National Bank of South Central Tennessee where she worked as a loan secretary from May, 1978 until October, 1994. She was elected Assistant Secretary-Treasurer of First Pulaski National Corporation in April, 1997.


10(c) Identification of Certain Significant Employees

None requiring identification.


10(d) Family Relationships

None requiring identification.


10(e) Business Experience

See table given in part 10(a).


10(f) Involvement in Certain Legal Proceedings

None requiring description.


10(g) Promoters and Control Persons

Not applicable


Section (16a)  Beneficial Ownership Reporting Compliance

None requiring identification.

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Corporation during the fiscal years 1997, 1996 and 1995 for (i) the Chief Executive Officer of the Corporation and (ii) the President of the Corporation (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation
                             -------------------

Name and                  Fiscal                          All Other
Principal Position         Year      Salary     Bonus     Compensation(1)
----------------------   ------    --------   ------    ---------------
Robert M. Curry,           1997     $108,957    $8,350       $19,049
Chief Executive Office     1996     $105,786    $6,904       $18,307
of the Corporation         1995     $102,708    $    0       $16,749

William R. Horne,          1997     $108,957    $8,350       $19,362
President of the           1996     $105,786    $6,927       $18,278
Corporation                1995     $102,708    $    0       $16,755

(1)Represents (i) Corporation contributions to a defined contribution plan in the amount of $17,203, $16,597, and $15,110 for Mr. Curry in fiscal
1997, 1996 and 1995, respectively, and $17,345,$16,683, and $15,181 for
Mr. Horne in fiscal 1997, 1996 and 1995, respectively; (ii) premiums paid by the Corporation with respect to life insurance policies on the life of the Named Executive Officers payable to beneficiaries designated by the Named Executive Officers of $1,452, $1,431, and $1,410 in fiscal 1997,
1996 and 1995, respectively, for Mr. Curry and $2,017, $1,595, and $1,574 in fiscal 1997, 1996 and 1995, respectively, for Mr. Horne; and (iii) interest paid by the Bank (for which the named Executive Officers serve as Executive Officers) on loans to the named Executive Officers arranged by the Bank, the proceeds of which were used to purchase Common Stock of the Corporation, in the amount of $394, $279, and $229 in fiscal 1997, 1996 and 1995, respectively, for Mr. Curry.

DIRECTOR COMPENSATION

The Directors of the Corporation are compensated at the rate of $300.00, for each Directors meeting attended. Those Directors of the Corporation who serve on the Board of Directors of the First National Bank of Pulaski, Tennessee also serve on the Executive and Loan Committee for the Bank and are compensated at the rate of $300.00 per Directors meeting and Executive and Loan Committee meeting. Additionally, Directors who serve on the Audit Committee of First National Bank of Pulaski receive $150.00 per meeting.
All other Directors who serve on other committees for the Bank receive $100.00 per meeting. Inside Directors (Bank employees) only receive Director fees for regular Board of Directors meetings and Executive and Loan Committee meetings.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists all current directors, executive officers, the number of shares of common stock(the Corporation's only class of voting securities) beneficially owned and the nature of beneficial ownership, and the percent of class.

                         Shares beneficially owned         Percentage of
Directors                as of Feb. 15, 1998               class owned
----------------------  -------------------------        -------------

David E. Bagley                     4,450  (1)  *                  0.29%

Johnny Bevill                      20,630  (2)  *                  1.33%

James K. Blackburn, IV              8,480  (3)  *                  0.55%

Wade Boggs                          3,750  (4)                     0.24%

James H. Butler                     5,252  (5)  *                  0.34%

Thomas L. Cardin                   23,565  (6)  *                  1.52%

Joyce F. Chaffin                    6,000  (7)                     0.39%

Parmenas Cox                       27,865       *                  1.79%

Robert M. Curry                    40,660  (8)  *                  2.62%

Gregory G. Dugger                   5,080  (9)                     0.33%

Joe Dunavant                       11,160 (10)                     0.72%

Charles D. Haney                   15,350 (11)                     0.99%

W. Gary Harrison                   23,275 (12)  *                  1.50%

Morris Ed Harwell                  13,840 (13)  *                  0.89%

R.M. Harwell                       15,180 (14)                     0.98%

James Rand Hayes                   11,600 (15)                     0.75%

William R. Horne                   31,080 (16)  *                  2.00%

Glen Lamar                         28,670 (17)  *                  1.85%

D. Clayton Lee                     52,000 (18)                     3.35%

Kenneth R. Lowry                   12,340 (19)                     0.79%

Beatrice J. McElroy                17,205 (20)                     1.11%

William A. McNairy                    500 (21)                     0.03%

W. Harwell Murrey, M. D.           37,684 (22)  *                  2.43%

Stephen F. Speer                   24,180 (23)  *                  1.56%

Bill Yancey                         4,250 (24)  *                  0.27%

  TOTAL                           428,866                         27.48%


 (1) Shares held by Ameritrade, Inc. for benefit of David Bagley.

 (2) Includes 10,315 shares held by wife.

 (3) Includes 1,730 shares held by wife.

 (4) Includes 1,665 shares held by wife and 420 shares held with father.

 (5) Includes 4,802 shares held jointly with wife and 450 shares held jointly with three children.

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

(10) Includes 2,590 shares held jointly with wife.

(11) Includes 4,740 shares held jointly with wife, 300 shares held jointly with wife as Trustee for three children, and 10,310 shares held in trust for employees of Physicians and Surgeons, Inc.

(12) Includes 90 shares held by wife as Trustee for child, and 22,935 shares held jointly with wife.

(13) Includes 100 shares held by wife and 1,000 shares held by Ameritrade for benefit of Morris Ed Harwell.

(14) Includes 650 shares held by wife.

(15) Includes 10,850 shares held jointly with wife.

(16) Includes 5,260 shares held jointly with wife.

(17) Includes 23,740 shares held jointly with wife and 640 shares held as custodian for child.

(18) Includes 28,090 shares held by wife.

(19) Includes 6,040 shares held jointly with wife.

(20) Includes 540 shares held by husband, 1,059 shares held jointly with husband, 11,906 shares held jointly with two children and 2,640 shares held as trustee for two children.

(21) Held jointly with wife.

(22) Includes 17,475 shares held by wife and 10,310 shares held in trust for employees of Physicians & Surgeons, Inc.

(23) Includes 360 shares held by Henry, Henry, Stack, Garner & Speer, P.C.
     Retirement Plan.

(24) Held jointly with wife.

 *Serves on the Board of Directors of First National Bank of Pulaski,
  Tennessee.

The following table sets forth information concerning persons who are the beneficial owners of more than five percent of the Corporation's common stock (its only class of voting securities). The information shown below is as of February 15, 1997 and is based on the Corporation's stock records or the ownership data filed with the Securities and Exchange Commission.

Name and address of         Number of shares          Percentage
beneficial owner(s)         beneficially owned        of class
-------------------         ------------------        ----------
First National Bank                79,275                5.10%
of Pulaski, Tennessee
Profit Sharing Plan
P.O. Box 289
Pulaski, TN   38478

The following table shows the ownership of the Corporation's equity securities beneficially owned by all directors and executive officers of the Corporation and its subsidiary (a total of 26 persons including those listed before) as a group on February 15, 1997.

Title of                    Number of shares          Percentage
class                       beneficially owned        of class
--------------              --------------------      ----------
Common Stock                      433,736               27.92%


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1997 the Corporation paid the law firm of Henry, Henry, and Speer legal fees of just over $34,000.00. Stephen F. Speer is a partner in the above firm and is also a director of the Corporation.

Some of the Corporation's officers and directors are at present, as in the past, customers of the Corporation's subsidiary bank, and some of the Corporation's officers and directors are directors or officers of corporations or members of partnerships which are customers of the Corporation's subsidiary bank. As such customers, they had transactions in the ordinary course of business in 1997 with said bank, including borrowings, all of which were substantially on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features.

PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a) (1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Corporation and its subsidiary are included in Part II, Item 8:

Consolidated Balance Sheets--December 31, 1997 and 1996.

Consolidated Statement of Income--Years Ended December 31, 1997, 1996 and
1995.

Consolidated Statements of Cash Flows--Years Ended December 31, 1997,
1996 and 1995.

Consolidated Statements of Changes in Stockholders' Equity-Years Ended
December 31, 1997, 1996 and 1995.

The following parent company only financial statements for the First Pulaski
National Corporation are included in Part II, Item 8:

Balance Sheets--December 31, 1997 and 1996.

Statements of Income--Years Ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995.


14(a) (3) Listing of Exhibits

Statement Regarding Computation of Per Share Earnings - Included in Note A to Financial Statements, Part II, Item 8.

Consent of Putman & Hancock, Certified Public Accountants - Included in items referenced in paragraph (c) of this item, on following pages.

Financial Data Schedule


14(b) Reports on Form 8-K

During the last quarter of 1997, no Form 8-K reports were required to be filed.


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


                                      First Pulaski National Corporation
                                      ----------------------------------
                                                (Registrant)




Date:    3-10-98                      By: /s/ Robert M. Curry
      -----------------                   -------------------------------
                                          Robert M. Curry, Chairman




Date:    3-10-98                      By: /s/ Glen Lamar
      -----------------                   -------------------------------
                                          Glen Lamar, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the succeeding page by the following persons on behalf of the registrant and in the capacities indicated.



/s/ David E. Bagley                       /s/ Johnny Bevill
------------------------------            ------------------------------
David E. Bagley, Director                  Johnny Bevill, Director



/s/ James K. Blackburn IV                 /s/ Wade Boggs
------------------------------            ------------------------------
James K. Blackburn IV, Director            Wade Boggs, Director



/s/ James H. Butler                       /s/ Thomas L. Cardin
------------------------------            ------------------------------
James H. Butler, Director                  Thomas L. Cardin, Director



/s/ Joyce F. Chaffin                      /s/ Parmenas Cox
------------------------------            ------------------------------
Joyce F. Chaffin, Director                 Parmenas Cox, Director


/s/ Robert M. Curry                       /s/ G. G. Dugger DDS
------------------------------            ------------------------------
Robert M. Curry, Director                  Greg G. Dugger DDS, Director


/s/ Joe Dunavant                          /s/ Charles D. Haney MD
------------------------------            ------------------------------
Joe Dunavant, Director                     Charles D. Haney MD, Director



/s/ Gary Harrison                         /s/ Morris Ed Harwell
------------------------------            ------------------------------
Gary Harrison, Director                    Morris Ed Harwell, Director


/s/ R.M. Harwell                           /s/ James Rand Hayes
------------------------------            ------------------------------
R.M. Harwell, Director                     James Rand Hayes, Director


/s/ William R. Horne                       /s/ Glen Lamar
------------------------------            ------------------------------
William R. Horne, Director                 Glen Lamar, Director



/s/ D. Clayton Lee                         /s/ Kenneth R. Lowry
------------------------------            ------------------------------
D. Clayton Lee, Director                   Kenneth R. Lowry, Director



/s/ Beatrice J. McElroy                   /s/ William A. McNairy
------------------------------           ------------------------------
Beatrice J. McElroy, Director             William A. McNairy, Director



/s/ W. Harwell Murrey MD                  /s/ Stephen F. Speer
------------------------------           ------------------------------
W. Harwell Murrey MD, Director            Stephen F. Speer, Director



/s/ Bill Yancey
------------------------------
Bill Yancey, Director


INDEX TO EXHIBITS

EXHIBIT
NUMBER


   11      Statement Regarding Computation of Per Share
           Earnings -- Included in Note A to Financial
           Statements, Part II, Item 8

   24      Consent of Putman & Hancock, Certified Public
           Accountants

   27      Financial Data Schedule
