Form 10-Q
period 1998-03-31
FIRST PULASKI NATIONAL CORP
filed 1998-05-15
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                              ------------------------------------------


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

      Common Stock, $1.00 par value -- 1,553,233 Shares Outstanding

                     PART I - FINANCIAL INFORMATION
                     ------------------------------
Item 1.  Financial Statements.

            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                March 31,   December 31,
                                                   1998         1997
  ASSETS                                      ------------ ------------
Cash and due from banks                        $ 9,507,857  $10,111,703
Federal funds sold                              10,006,235    6,180,468
                                              ------------ ------------
  Cash and cash equivalents                     19,514,092   16,292,171
Securities available for sale                   50,019,924   51,012,300
Securities held to maturity                     21,540,796   20,203,342
Net loans and leases                           166,923,856  166,133,476
Bank premises and equipment                      7,264,330    7,276,129
Accrued interest receivable                      3,363,229    3,411,958
Prepayments and other assets                     1,266,340    2,170,885
Other real estate owned                            114,500      115,450
                                              ------------ ------------
  TOTAL ASSETS                                $270,007,068 $266,615,711
                                              ============ ============
  LIABILITIES
Deposits
  Non-interest bearing balances                $31,181,908  $32,676,530
  Interest bearing balances                    198,433,800  194,488,964
                                              ------------ ------------
                                               229,615,708  227,165,494
Other borrowed funds                             2,155,236    2,196,300
Accrued taxes                                      650,138      117,286
Accrued interest on deposits                     1,881,058    2,009,066
Accrued profit sharing expense                     112,779      132,582
Other liabilities                                  397,565      415,637
                                              ------------ ------------
  TOTAL LIABILITIES                            234,812,484  232,036,365
                                              ------------ ------------
  STOCKHOLDERS' EQUITY
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,532,290 and 1,532,220 shares
  issued and outstanding, respectively           1,553,233    1,550,994
Capital Surplus                                  6,471,388    6,413,294
Retained Earnings                               26,796,844   26,285,955
Unrealized gains (losses) on securities            373,120      329,103
                                              ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                    35,194,584   34,579,346
                                              ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $270,007,068 $266,615,711
                                              ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                 For Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   1998         1997
                                                   ----         ----
INTEREST INCOME:
 Loans, including fees                          $4,544,681    4,222,676
 Securities                                      1,070,632      933,929
 Deposits                                                0            0
 Federal funds sold                                130,197      137,055
                                                ----------   ----------
 TOTAL INTEREST INCOME                           5,745,509    5,293,660

INTEREST EXPENSE:
 Deposits:
  NOW accounts                                      97,542       93,867
  Savings and MMDAs                                185,916      175,627
  Time                                           2,051,436    1,908,015
 Borrowed funds                                     35,252       28,379
                                                ----------   ----------
 TOTAL INTEREST EXPENSE                          2,370,146    2,205,888
                                                ----------   ----------

   NET INTEREST INCOME                           3,375,363    3,087,772

Provision for credit losses                        180,000       75,000
                                                ----------   ----------

   NET INTEREST INCOME AFTER PROVISION
   PROVISION FOR CREDIT LOSSES                   3,195,363    3,012,772
                                                ----------   ----------
OTHER INCOME:

 Service charges on deosit accounts                392,817      379,994
 Other service charges and fees                    101,947       92,676
 Security losses, net                                    0       (6,563)
 Other miscellaneous income                         55,358       16,382
                                                ----------   ----------
   TOTAL OTHER INCOME                              550,122      482,489
                                                ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                 For Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   1998         1997
                                                   ----         ----
OTHER EXPENSES:

 Salaries and employee benefits                  1,085,005    1,037,396
 Occupancy, net                                    220,618      185,778
 Furniture and equipment                           187,537      169,523
 Advertising and public relations                  126,943      130,574
 Other operating                                   375,355      320,710
                                                ----------   ----------
 TOTAL OTHER EXPENSES                            1,995,458    1,843,981
                                                ----------   ----------

Income before income taxes                      $1,750,027   $1,651,280

Applicable income taxes                            648,909      600,685
                                                ----------   ----------
   NET INCOME                                   $1,101,118   $1,050,595
                                                ==========   ==========



PER SHARE DATA:

 Net income per
  share                                              $0.71        $0.69

 Dividends per share                                 $0.38        $0.36

 Number of shares                                1,553,173    1,532,263
                                                ==========   ==========

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                           STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                       For the Three Months Ended March 31, 1998




                                                               Unrealized
                                                              Gains/<Losses>
                          Common       Capital     Retained   on Securities    Total
                           Stock       Surplus     Earnings    Net of Taxes
                       -----------------------------------------------------------------
Balance, December 31,
     1997                $1,550,994   $6,413,294  $26,285,955     $329,103  $34,579,346

Net Income                                          1,101,118                 1,101,118

Cash Dividends
  ($0.38 per share)                                  (590,229)                 (590,229)

Common Stock Issued           2,239       58,093                                 60,332

Change in unrealized
gains on securities,
 net of tax                                                        44,017        44,017
                       -----------------------------------------------------------------
Balance,
 March 31, 1998          $1,553,233   $6,471,387  $26,796,844    $373,120   $35,194,584
                       =================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                     For Three Months Ended
                                                            March 31,

                                                      1998         1997
                                                      ----         ----
Cash Flows From Operating Activities:

  Net Income                                        $1,050,595     $987,782
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                           75,000      100,000
    Depreciation of premises and equipment             171,780      169,848
    Amortization and accretion of securities, net       58,581       64,534
    Security (gains) losses, net                         6,563          323
    Gains on sale of other assets                       (5,982)           0
    Increase in interest receivable                    (61,410)    (145,854)
    Increase in prepaid expenses                       (30,728)     (54,815)
    (Increase) decrease in other assets                 27,745      (11,601)
    Increase (decrease) in accrued interest payable     81,175     (122,717)
    Increase in accrued taxes                          439,422      449,681
    Decrease in other liabilities                      (19,738)     (44,605)
                                                    -----------  -----------
       Net Cash From Operating Activities            1,793,003    1,392,576


Cash Flows for Investing Activities:

    Proceeds from maturity of securities             4,531,883    5,880,857
    Proceeds from sale of securities                 1,500,000            0
    Proceeds from sale of other real estate             63,532        1,600
    Purchase of investment securities               (6,197,081)  (7,571,322)
    Decrease in interest bearing deposits                    0      100,000
    Net increase in loans                           (3,415,127)  (2,758,714)
    Capital expenditures                              (224,967)     (65,957)
                                                    -----------  -----------
       Net Cash Used by Investing Activities        (3,741,760)  (4,413,536)


Cash Flows From Financing Activities:

    Net increase in deposits                         9,283,238    6,246,593
    Cash dividends paid                               (551,624)    (484,509)
    Proceeds from issuance of common stock               1,792       10,350
    Payments to repurchase shares                            0     (761,484)
    Proceeds from borrowings                                 0      660,000
    Borrowings repaid                                  (34,118)     (26,686)
                                                    -----------  -----------
       Net Cash From Financing Activities            8,699,288    5,644,264
                                                    -----------  -----------

Net Increase in Cash and Cash Equivalents            6,750,531    2,623,304

Cash and Cash Equivalents at Beginning of Period    16,903,466   18,999,167
                                                    -----------  -----------
Cash and Cash Equivalents at End of Period         $23,653,997  $21,622,471
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

     Reference is made to the report of the registrant on Form 10-K for the year ending December 31, 1997, which report was filed with the

Securities and Exchange Commission on or about March 30, 1998.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is essential in the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $3,221.9 thousand in the first quarter of 1998 due to an excess of deposit growth over loan demand and management's decision to delay investment activity due to the current interest rate

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


environment.

     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $15,594,321 at March 31,

1998, representing 21.8 percent of the investment securities portfolio as compared to the 25.2 percent level of one year earlier. Management classifies a majority of the investment portfolio in the available-for-

sale category and reports these securities at fair value.  Management does no anticipate the sale of a material amount of investment securities classified as available-for-sale in the forseeable future.

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

Tier II) to total risk-weighted assets ratio of at least 8.00 percent,

and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at March 31, 1998 and December 31, 1997.

                                                March 31,   December 31,
                                                   1998         1997
                                              ------------ ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    34,834       34,247
  Risk-weighted assets                             186,331      184,343
  Tier I capital to risk-weighted assets             18.69%       18.58%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               37,168       36,555
  Risk-weighted assets                             186,331      184,343
  Total capital to risk-weighted assets              19.95%       19.83%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    34,834       34,247
  Total assets                                     270,007      266,616
  Tier I capital to total assets                     12.91%       12.85%
  Regulatory requirement                              3.00%        3.00%


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



     (c)  Results of Operations

     Net income of the registrant amounted to $1,101,118 in the first three months of 1998.  This amounted to an increase of $50,523, or

4.8 percent, compared to the first three months of 1997.  Net income was higher, as compared to the same period last year, largely due to increased net interest income.  Net interest income increased mainly because of significant growth in income earned on loans, including loan fees and interest income on securities.  This more than offset the rise in interest expense, which resulted primarily from increases in interest paid on time deposit accounts as compared to first quarter last year.  Other income for the first three months showed an increase from same period last year mainly due to the rise in service charges on deposit accounts and miscellaneous income.  However, this increase was more than offset by the increase in total other expenses, which was the result of net occupancy expense and other operating costs.

Salaries and employee benefits were also slightly higher as compared to the first quarter of 1997.

     Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

The net interest income of the registrant for the three month period ending March 31, 1998 increased by $287,591, or 9.3 percent, as




                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



compared to the same period of 1997, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

     The loan loss provision for the three months ended March 31,

1998, decreased $105,000 over the same period in 1997.

     Income before taxes increased by $98,747, or 6.0 percent as compared to the same period from prior year.  The increase in applicable income taxes was $48,224, or 8.0 percent.

     On a per share basis, income was $0.71 per share based on 1,553,173 shares for the first three months of 1998 as compared to $0.69 per share on 1,532,263 shares for the first three months of 1997.

     Non-performing assets at December 31, 1997 included $115.4 thousand in other real estate owned, $701.9 thousand in non-accrual loans, and

$176.0 thousand in loans past due ninety days or more as to interest or principle payment.  Additionally, there were no restructured loans at year-end.  At March 31, 1998, the corresponding figures were $114.5 thousand in other real estate owned, $537.8 thousand in non-accrual loans, $128.3 thousand in loans past due ninety days or more, and no


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


loans restructured.  The allowance for loan losses totaling $2,685.9 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

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


     (b)  No Form 8-K Reports were required to be filed during the first quarter of 1998.



                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  May 15, 1998               /s/ Robert M. Curry
       ----------------          ---------------------------------------
                                 Robert M. Curry, Chairman of the Board
                                 and Chief Executive Officer



Date:  May 15, 1998               /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer


      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

            FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
          ---------------------------------------------------


(11)  Statement re computation of per share earnings

(27)  Financial Data Schedules
