Form 10-Q
period 1998-06-30
FIRST PULASKI NATIONAL CORP
filed 1998-08-14
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1998
                              ------------------------------------------


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

                     Commission File Number 0-10974
                                            -------

                   FIRST PULASKI NATIONAL CORPORATION
       ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)



Tennessee                                            62-1110294
-------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation)                                    Identification No.)


206 South First Street, Pulaski, Tennessee           38478
-------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number:                       931-363-2585
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

      Common Stock, $1.00 par value -- 1,558,463 Shares Outstanding

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                  June 30,   December 31,
  ASSETS                                            1998         1997
  ------                                       ------------ ------------
Cash and due from banks                          $9,917,579  $10,111,703
Federal funds sold                               13,426,242    6,180,468
                                               ------------ ------------
  Cash and cash equivalents                      23,343,821   16,292,171
Securities available for sale                    49,795,149   51,012,300
Securities held to maturity                      21,563,169   20,203,342
Net loans and leases                            166,314,271  166,133,476
Bank premises and equipment                       7,300,148    7,276,129
Accrued interest receivable                       3,415,454    3,411,958
Prepayments and other assets                      1,379,717    2,170,885
Other real estate owned                              78,500      115,450
                                               ------------ ------------
  TOTAL ASSETS                                 $273,190,229 $266,615,711
                                               ============ ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                 $33,678,751  $32,676,530
  Interest bearing balances                     198,874,859  194,488,964
                                               ------------ ------------
                                                232,553,610  227,165,494
Other borrowed funds                              2,113,524    2,196,300
Accrued taxes                                       170,206      117,286
Accrued interest on deposits                      1,973,976    2,009,066
Accrued profit sharing expense                      124,230      132,582
Other liabilities                                   427,688      415,637
                                               ------------ ------------
  TOTAL LIABILITIES                             237,363,234  232,036,365
                                               ------------ ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,558,463 and 1,550,994 shares issued
  and outstanding, respectively                   1,558,463    1,550,994
Capital Surplus                                   6,629,808    6,413,294
Retained Earnings                                27,322,820   26,285,955
Unrealized gains on securities                      315,904      329,103
                                               ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                     35,826,995   34,579,346
                                               ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $273,190,229 $266,615,711
                                               ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                  For Three Months Ended     For Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                    1998         1997         1998         1997
                                                    ----         ----         ----         ----
INTEREST INCOME:
 Loans, including
  fees                                           $4,606,011   $4,421,416   $9,150,691   $8,644,092
 Investment
  securities                                      1,038,354      954,401    2,108,986    1,888,330
 Deposits                                                 0            0            0            0
 Federal funds sold                                 195,692      201,463      325,889      338,518
                                                 ----------   ----------   ----------   ----------
                                                  5,840,057    5,577,280   11,585,566   10,870,940

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                       97,365       92,094      194,907      185,961
  Savings and MMDA                                  189,045      179,952      374,961      355,579
  Time                                            2,055,660    1,988,507    4,107,096    3,896,522
 Borrowed funds                                      34,606       32,480       69,858       60,859
                                                 ----------   ----------   ----------   ----------
                                                  2,376,676    2,293,033    4,746,822    4,498,921
                                                 ----------   ----------   ----------   ----------

NET INTEREST INCOME                               3,463,381    3,284,247    6,838,744    6,372,019

Provision for credit losses                         233,518      105,000      413,518      180,000
                                                 ----------   ----------   ----------   ----------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                                       3,229,863    3,179,247    6,425,226    6,192,019
                                                 ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                  412,469      409,575      805,286      789,569
 Other service
  charges and fees                                   96,782       81,241      198,729      173,917
 Security gains
  (losses)                                                0      (24,253)           0      (30,816)
 Other                                               74,896      211,094      130,254      227,476
                                                 ----------   ----------   ----------   ----------
                                                    584,147      677,657    1,134,269    1,160,146
                                                 ----------   ----------   ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

    FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                  For Three Months Ended     For Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------   ----------   ----------   ---------
                                                    1998         1997         1998         1997
                                                    ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits                               1,135,113    1,084,398    2,220,118    2,121,794
 Occupancy, net                                     193,960      180,463      414,578      366,241
 Furniture and
  equipment                                         196,840      174,577      384,377      344,100
 Advertising and
  public relations                                  118,610      109,634      245,553      240,208
 Other operating                                    369,473      396,469      744,828      717,179
                                                 ----------   ----------   ----------   ----------
                                                  2,013,996    1,945,541    4,009,454    3,789,522
                                                 ----------   ----------   ----------   ----------

Income before
 income taxes                                    $1,800,014   $1,911,363   $3,550,041   $3,562,643

Applicable income
 taxes                                              650,652      640,369    1,299,561    1,241,054
                                                 ----------   ----------   ----------   ----------
NET INCOME                                       $1,149,362   $1,270,994   $2,250,480   $2,321,589
                                                 ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per
  share                                               $0.74        $0.83        $1.45        $1.51

 Dividends per share                                  $0.40        $0.36        $0.78        $0.72

 Number of shares                                 1,555,437    1,533,328    1,554,311    1,532,798
                                                 ==========   ==========    ==========   ==========

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                          STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                        For the Six Months Ended June 30, 1998




                                                                                       Unrealized
                                                                                      Gains/<Losses>
                                                  Common       Capital     Retained   on Securities    Total
                                                   Stock       Surplus     Earnings    Net of Taxes
                                               -----------------------------------------------------------------
Balance, December 31,
     1997                                        $1,550,994   $6,413,294  $26,285,955     $329,103  $34,579,346

Net Income                                                                  2,250,480                 2,250,480

Cash Dividends
  ($0.78 per share)                                                        (1,213,615)               (1,213,615)

Common Stock Issued                                   7,469      216,514                                223,983

Change in unrealized
 gains <losses> on
 securities, net of tax                                                                    (13,199)     (13,199)
                                                -----------  -----------  -----------  -----------  -----------
Balance,
 June 30, 1998                                   $1,558,463   $6,629,808  $27,322,820     $315,904  $35,826,995
                                                ===========  ===========  ===========  ===========  ===========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                      For Six Months Ended
                                                              June 30,
                                                       1998         1997
                                                       ----         ----
Cash Flows From Operating Activities:
  Net Income                                       $2,250,480   $2,321,589
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                         413,518      180,000
    Depreciation of premises and equipment            384,377      349,197
    Amortization and accretion of investment
      securities, net                                  53,030      104,892
    Security (gains) losses, net                            0       30,816
    losses from sale of other real estate               9,019      (18,947)
    (Increase) decrease in interest receivable         (3,496)     100,023
    (Increase) decrease in prepaid expenses            62,158      (39,629)
    Decrease in other assets                          723,891       18,716
    Increase (decrease)in accrued interest payable    (35,090)     272,597
    Increase in accrued taxes                          52,920      144,750
    Increase (decrease) in other liabilities            3,699      (35,906)
                                                  -----------  -----------
       Net Cash From Operating Activities           3,914,506    3,428,098

Cash Flows for Investing Activities:
    Proceeds from maturity of investment
      securities                                    5,522,527   18,466,613
    Proceeds from sale of investment securities             0    1,500,000
    Proceeds from sale of other real estate            27,931      175,372
    Purchase of investment securities              (5,718,233) (18,753,029)
    Net increase in loans                            (602,394)  (7,668,411)
    Principal payments received under leases                0            0
    Capital expenditures                             (408,396)    (529,079)
    Other real estate acquired, net                         0            0
                                                  -----------  -----------
       Net Cash Used by Investing Activities       (1,178,565)  (6,808,534)

Cash Flows From Financing Activities:
    Net increase in deposits                        5,388,116   12,508,449
    Cash dividends paid                            (1,213,614)  (1,104,039)
    Proceeds from issuance of common stock            223,983       63,864
    Payments to repurchase shares                           0            0
    Proceeds from borrowings                                0      500,000
    Borrowings repaid                                 (82,776)     (70,284)
                                                   ----------   ----------
       Net Cash From Financing Activities           4,315,709   11,897,990
                                                   ----------   ----------
Net Increase in Cash and Cash Equivalents           7,051,650    8,517,554
Cash and Cash Equivalents at Beginning of Period   16,292,171   16,903,466
                                                   ----------   ----------
Cash and Cash Equivalents at End of Period        $23,343,821  $25,421,020
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

Securities and Exchange Commission on or about March 30, 1998.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $7,051.7 thousand as of the end of the second quarter in 1998 due to an excess of deposit growth over loan demand and management's decision to delay investment activity due to the current interest rate environment.

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

1998, representing 18.7 percent of the investment securities portfolio as compared to the 17.8 percent level of one year earlier.  Management classifies a majority of the investment portfolio in the available-for-

sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the forseeable future.

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

3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at June 30, 1998 and December 31, 1997.

                                                  June 30,   December 31,
                                                    1998         1997
                                               ------------ ------------
                                               (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                     35,508       34,247
  Risk-weighted assets                              186,958      184,343
  Tier I capital to risk-weighted assets              18.99%       18.58%
  Regulatory requirement                               4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)                37,851       36,555
  Risk-weighted assets                              186,958      184,343
  Total capital to risk-weighted assets               20.25%       19.83%
  Regulatory requirement                               8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                     35,508       34,247
  Total assets                                      273,190      266,616
  Tier I capital to total assets                      13.00%       12.85%
  Regulatory requirement                               3.00%        3.00%

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     (c)  Results of Operations

     Net income of the registrant was $2,250,480 in the first six months of 1998.  This amounted to a decrease of $71,109, or 3.6 percent, compared to the first six months of 1997.  Net income was slightly lower, as compared to the same period last year, largely due to increased other expenses and applicable income taxes despite the rise in net interest income.  Net interest income increased mainly because of income earned on loans, including loan fees and income earned on investment securities.  This growth more than offset the increase in interest expense, which resulted primarily from an increase in interest paid on time deposits when compared to the six month period ended June 1997.  Total other expenses increased largely because of the increase in salaries and employee benefits, occupancy expense and furniture and equipment expense.  Other operating expense was higher over same period last year as well.

     Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

The net interest income of the registrant for the six month period ending June 30, 1998 increased by $466,725, or 7.3 percent, as compared to the same period in 1997, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     Income before taxes decreased by $12,602 or 0.4 percent as compared to the same period from the prior year.  The increase in applicable income taxes was $58,507, or 4.7 percent.

     On a per share basis, net income was $1.45 per share based on

1,554,311 shares for the first six months of 1998 as compared to $1.51 per share on 1,532,798 shares for the first six months of 1997.

     Non-performing assets at December 31, 1997 included $115.4 thousand in other real estate owned, $701.9 thousand in non-accrual loans, and

$176.0 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at year-end.  At June 30, 1998, the corresponding figures were $78.5 thousand in other real estate owned, $1,256.8 thousand in non-accrual loans, 342.7 thousand in loans past due ninety days or more, and no loans restructured.  Although there was a slight increase in nonaccrual loans from December 31, 1997, the allowance for loan losses totaling

$2,857.3 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The annual meeting of the stockholders of the First Pulaski

National Corporation was held on April 30, 1998.  All matters subject to a vote of security holders were furnished to security holders with sufficient advance notice as required.

     (b)  At the annual meeting of stockholders on April 30, 1998, the following Directors were elected to one year terms of membership:

          David E. Bagley                          W. Gary Harrison
          Johnny Bevill                            Morris Ed Harwell
          James K. Blackburn, IV                   James Rand Hayes
          Wade Boggs                               William R. Horne
          James H. Butler                          Glen Lamar
          Thomas L. Cardin                         D. Clayton Lee
          Joyce F. Chaffin                         Kenneth R. Lowry
          Parmenas Cox                             Beatrice J. McElroy
          Robert M. Curry                          William A. McNairy
          Gregory G. Dugger                        W. Harwell Murrey
          Joe Dunnavant                            Bill Yancey
          Charles D. Haney


     All Members of the Board are elected to one year terms and the members listed above constitute the full membership of the Board.

     (c)  Among matters brought to a vote of stockholders was the election of Mr. R.M. Harwell as Honorary Director.  Of the 1,224,423

shares represented in person or by proxy, the vote was 1,213,713 for,

0 against, and 10,710 abstaining.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders (Continued)


     Also brought to a vote was the election of Putman and Hancock,

Certified Public Accountants, as external auditors for the ensuing year.  This matter was also passed with votes of 1,202,248 for, 225 against, and 21,950 abstaining.


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











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  August 13, 1998           /s/ William R. Horne
       ----------------          ---------------------------------------
                                 William R. Horne, President
                                 and Chief Executive Officer


Date:  August 13, 1998           /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
             ------------------------------------------------


(11)  Statement regarding computation of per share earnings

(27)  Financial Data Schedules