Form 10-Q/A
period 1998-06-30
FIRST PULASKI NATIONAL CORP
filed 1998-08-20
CIK 354706

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











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  August 13, 1998           /s/ William R. Horne
       ----------------          ---------------------------------------
                                 William R. Horne, President


Date:  August 13, 1998           /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer