Form 10-Q
period 1998-09-30
FIRST PULASKI NATIONAL CORP
filed 1998-11-17
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                              ------------------------------------------


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

                     Commission File Number 0-10974
                                            -------

                   FIRST PULASKI NATIONAL CORPORATION
       ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)



Tennessee                                            62-1110294
----------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation)                                    Identification No.)


206 South First Street, Pulaski, Tennessee           38478
----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number:                       931-363-2585
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

      Common Stock, $1.00 par value -- 1,559,833 Shares Outstanding

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                  September 30, December 31,
  ASSETS                                               1998         1997
  ------                                          ------------ ------------
Cash and due from banks                             $7,777,489  $10,111,703
Federal funds sold                                  11,140,578    6,180,468
                                                  ------------ ------------
  Cash and cash equivalents                         18,918,067   16,292,171
Securities available for sale                       45,624,324   51,012,300
Securities held to maturity                         22,680,876   20,203,342
Net loans and leases                               167,018,745  166,133,476
Bank premises and equipment                          7,666,225    7,276,129
Accrued interest receivable                          3,569,278    3,411,958
Prepayments and other assets                         3,425,107    2,170,885
Other real estate owned                                 80,999      115,450
                                                  ------------ ------------
  TOTAL ASSETS                                    $268,983,621 $266,615,711
                                                  ============ ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                    $32,124,936  $32,676,530
  Interest bearing balances                        195,764,695  194,488,964
                                                  ------------ ------------
                                                   227,889,631  227,165,494
Other borrowed funds                                 2,071,156    2,196,300
Accrued taxes                                          337,220      117,286
Accrued interest on deposits                         1,869,422    2,009,066
Accrued profit sharing expense                         139,664      132,582
Other liabilities                                      340,354      415,637
                                                  ------------ ------------
  TOTAL LIABILITIES                                232,647,447  232,036,365
                                                  ------------ ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,559,833 and 1,550,994 shares issued
  and outstanding, respectively                      1,559,833    1,550,994
Capital Surplus                                      6,669,550    6,413,294
Retained Earnings                                   27,595,160   26,285,955
Accumulated other comprehensive income, net
  of tax of $264,855 and $170,826,
  respectively in 1998 and 1997                        511,631      329,103
                                                  ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                        36,336,174   34,579,346
                                                  ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $268,983,621 $266,615,711
                                                  ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                     For Three Months Ended     For Nine Months Ended
                                                          September 30,             September 30,
                                                     ----------------------    ----------------------
                                                       1998         1997         1998         1997
                                                       ----         ----         ----         ----
INTEREST INCOME:
 Loans, including
  fees                                              $4,522,938   $4,496,260  $13,673,629  $13,140,352
 Investment
  securities                                         1,037,509      966,637    3,146,495    2,854,967
 Federal funds sold                                    197,273      192,577      523,162      531,095
                                                    ----------   ----------   ----------   ----------
                                                     5,757,720    5,655,474   17,343,286   16,526,414

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                          99,344       88,739      294,251      274,700
  Savings and MMDA                                     190,899      180,019      565,860      535,598
  Time                                               2,040,340    2,076,636    6,147,436    5,973,158
 Borrowed funds                                         33,949       36,516      103,807       97,375
                                                    ----------   ----------   ----------   ----------
                                                     2,364,532    2,381,910    7,111,354    6,880,831
                                                    ----------   ----------   ----------   ----------

NET INTEREST INCOME                                  3,393,188    3,273,564   10,231,932    9,645,583

Loan loss provision                                    590,447      136,500    1,003,965      316,500
                                                    ----------   ----------   ----------   ----------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                                          2,802,741    3,137,064    9,227,967    9,329,083
                                                    ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                     421,931      393,699    1,227,217    1,183,269
 Other service
  charges and fees                                      93,776       90,241      292,505      264,157
 Security gains
  (losses)                                                   0            0            0      (30,816)
 Other                                                  29,692       14,877      159,946      242,353
                                                    ----------   ----------   ----------   ----------
                                                       545,399      498,817    1,679,668    1,658,963
                                                    ----------   ----------   ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                     For Three Months Ended     For Nine Months Ended
                                                          September 30,             September 30,
                                                     ----------------------    ----------------------
                                                       1998         1997         1998         1997
                                                       ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits                                  1,071,603    1,125,086    3,291,721    3,246,880
 Occupancy, net                                        232,421      200,547      646,999      566,788
 Furniture and
  equipment                                            202,395      194,257      586,772      538,357
 Advertising and
  public relations                                     108,471      128,629      354,024      368,837
 Other operating                                       501,991      393,617    1,246,819    1,110,795
                                                    ----------   ----------   ----------   ----------
                                                     2,116,881    2,042,136    6,126,335    5,831,657
                                                    ----------   ----------   ----------   ----------

Income before
 income taxes                                       $1,231,259   $1,593,745   $4,781,300   $5,156,389

Applicable income
 taxes                                                 334,986      557,076    1,634,547    1,798,131
                                                    ----------   ----------   ----------   ----------
NET INCOME                                            $896,273   $1,036,669   $3,146,753   $3,358,258
                                                    ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per
  share                                                  $0.57        $0.67        $2.02        $2.19

 Dividends per share                                     $0.40        $0.36        $1.18        $1.08

 Number of shares                                    1,559,322    1,545,041    1,556,000    1,536,924
                                                    ==========   ==========    =========   =========

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                          STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                    For the Nine Months Ended September 30, 1998




                                                                                          Unrealized
                                                                                         Gains/<Losses>
                                                     Common       Capital     Retained   on Securities    Total
                                                      Stock       Surplus     Earnings    Net of Taxes
                                                  ____________   __________  ___________  ____________ ___________
Balance, December 31,
1997                                               $1,550,994   $6,413,294  $26,285,955     $329,103    $34,579,346

Comprehensive Income:
  Net Income                                                                  3,146,753
  Net change in
  unrealized gains on
  securities, net of
  tax of $94,029                                                                             182,528
Comprehensive Income                                                                                      3,329,281

Cash Dividends
  ($1.18 per share)                                                          (1,837,548)                 (1,837,548)

Common Stock Issued                                     8,839      256,256                                  265,095
                                                   ----------   ----------   -----------  -----------   -----------
Balance,
 September 30, 1998                                $1,559,833   $6,669,550  $27,595,160     $511,631    $36,336,174
                                                   ==========   ==========   ===========  ===========   ===========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

   Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                         For Nine Months Ended
                                                              September 30,

                                                          1998         1997
                                                          ----         ----
Cash Flows From Operating Activities:

  Net Income                                         3,146,753    3,358,258
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                        1,003,965      316,500
    Depreciation of premises and equipment             567,287      540,775
    Amortization and accretion of investment
      securities, net                                   75,019      134,876
    Deferred income taxes (benefits)                  (212,818)           0
    Security losses, net                                     0       30,816
    Gains from sale of other assets                    (11,912)     (18,947)
    Increase in interest receivable                   (157,365)     (48,459)
    Increase in other assets                        (1,128,721)    (106,641)
    Increase (decrease) in accrued interest payable   (139,643)     268,709
    Increase in accrued taxes                          204,675       92,663
    Decrease in other liabilities                      (59,732)    (189,406)
                                                   -----------   ----------
       Net Cash From Operating Activities            3,287,508    4,379,144


Cash Flows From Investing Activities:

    Proceeds from maturity of investment
      securities                                    12,097,635   22,969,743
    Proceeds from sale of investment securities              0    1,500,000
    Proceeds from sale of other assets                 188,620      177,806
    Purchase of investment securities               (9,010,655) (24,816,157)
    Net increase in loans                           (2,064,656)  (9,454,277)
    Capital expenditures                              (958,548)    (710,243)
    Other real estate acquired, net                     34,451      (55,920)
                                                   ------------ -----------
    Net Cash Provided(Used) by Investing Activities    286,847  (10,389,048)


Cash Flows From Financing Activities:

    Net increase in deposits                           724,137   14,911,701
    Cash dividends paid                             (1,837,547)  (1,660,510)
    Proceeds from issuance of common stock             290,095      398,101
    Proceeds from borrowings                                 0      500,000
    Borrowings repaid                                 (125,144)    (110,085)
                                                    -----------  ----------
       Net Cash From Financing Activities             (948,459)  14,039,207

Net Increase in Cash and Cash Equivalent             2,625,896    8,029,303

Cash and Cash Equivalents at Beginning of Period    16,292,171   16,903,465
                                                    -----------  ----------
Cash and Cash Equivalents at End of Period          18,918,067   24,932,768
                                                    ===========  ==========

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

Securities and Exchange Commission on or about March 30, 1998.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $2,625.8 thousand as of the end of the third quarter in 1998 due to an excess of deposit growth over loan demand and management's decision to delay investment activity due to the current interest rate environment.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $15,535,108 at September 30,

1998, representing 22.7 percent of the investment securities portfolio as compared to the 18.2 percent level of one year earlier.  Management classifies a majority of the investment portfolio in the available-for-

sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the forseeable future.

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

3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at September 30, 1998 and December 31, 1997.

                                                  September 30, December 31,
                                                       1998         1997
                                                  ------------ ------------
                                                  (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                        35,822       34,247
  Risk-weighted assets                                 189,497      184,343
  Tier I capital to risk-weighted assets                 18.90%       18.58%
  Regulatory requirement                                  4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)                   38,202       36,555
  Risk-weighted assets                                 189,497      184,343
  Total capital to risk-weighted assets                  20.16%       19.83%
  Regulatory requirement                                  8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                        35,822       34,247
  Total assets                                         268,983      266,616
  Tier I capital to total assets                         13.32%       12.85%
  Regulatory requirement                                  3.00%        3.00%

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



     (c)  Results of Operations

     Net income of the registrant was $3,146,753 in the first nine months of 1998.  This amounted to a decrease of $211,505, or 6.3 percent, compared to the first nine months of 1997.  Although net interest income increased, net income was lower as compared to the same period last year largely due to a substantial increase in the provision for loan loss.

     Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

The net interest income of the registrant for the nine month period ending September 30, 1998 increased by $586,349, or 6.1 percent, as compared to the same period in 1997, reflecting the fact that an appropriate balance is being maintained between the company's interest sensitive assets and interest sensitive liabilities to provide yields appropriate to the risk and liquidity involved.  Growth in income earned on loans, including fees, and securities more than offset the growth in interest expense, which resulted primarily from an increase in interest paid on time deposits over the period ending September 1997.

     Other income showed an increase from the same period last year primarily due to an increase in service charges on deposit accounts and other service charges and fees.  However, this was offset by the increase in total other expenses which was primarily the result of

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


miscellaneous other operating costs, including occupancy and furniture and equipment expense.  Salaries and employee benefits increased slightly over the period ending September 1997.

     In the third quarter, the Company increased its provision for loan losses by approximately $450,000 above the provision in the 1997 third quarter.  A substantial portion of the increased provision was with respect to a group of loans to certain entities or persons related to the former Chairman, who resigned on August 11, 1998, which total approximately $3.2 million, which loans are in default.  Although the

Bank has engaged in extensive negotiations with the entities in an effort to restructure these loans, these negotiations to date have been unsuccessful.  The Bank  has recently taken appropriate legal steps to enforce its rights.  Resolution of the various issues could involve protracted litigation and additional provisions may be required under certain circumstances.

     Income before taxes decreased by $375,089 or 7.3 percent as compared to the same period from the prior year.  The decrease in applicable income taxes was $163,584 or 9.1 percent.

     On a per share basis, net income was $2.02 per share based on

1,556,000 shares for the first nine months of 1998 as compared to $2.19 per share on 1,536,924 shares for the first nine months of 1997.

     Non-performing assets at December 31, 1997 included $115.4 thousand in other real estate owned, $701.9 thousand in non-accrual loans, and

$176.0 thousand in loans past due ninety days or more as to interest or

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


principal payment.  Additionally, there were no restructured loans at year-end.  At September 30, 1998, the corresponding figures were $81.0 thousand in other real estate owned, $4,049.5 thousand in non-accrual loans, 340.5 thousand in loans past due ninety days or more, and no loans restructured.  The increase in nonaccrual loans was largely the result of the default on the loans to persons and entities related to the

Bank's former Chairman.  The Company has computed allowances for loan losses which management believes to be sufficient.  Although there was an increase in nonaccrual loans from December 31, 1997, the allowance for loan losses totaling $3,291.1 thousand is deemed sufficient by management to cover potential losses in the loan portfolio.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings.


     The registrant and its subsidiary are involved, from time to time,

in ordinary routine litigation incidental to the banking business.

Neither the registrant nor its subsidiary is involved in any material pending legal proceedings, except as follows:

     The registrant is the defendant in a declaratory judgment action filed by BancInsure, Inc.("BancInsure"), in the United States District

Court for the Middle District of Tennessee.  The action seeks a declaratory judgment that BancInsure, the fidelity bond insurance company for the First National Bank of Pulaski, ("FNB"), is not liable in FNB's fidelity bond claim of $858,003 involving improperly issued cashiers checks executed by the FNB's former Chairman.  FNB has denied the claims of BancInsure and counter-claimed that BancInsure is liable to pay the FNB claim.  FNB intends to vigorously contest BancInsure's assertions and currently believes that it should prevail in this action.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Following the signature page of this report on Form 10-Q is an Index of Exhibits listed according to the numbers assigned to such exhibits as shown on Table II of Regulation S-K.


     (b)  A Form 8-K Report was filed on August 17, 1998 of the third quarter, concerning a press release of the resignation of the

Chairman of the Board.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  November 13, 1998         /s/ William R. Horne
       ----------------          ---------------------------------------
                                 William R. Horne, President



Date:  November 13, 1998         /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

             FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
             --------------------------------------------------


(11)  Statement regarding computation of per share earnings

(27)  Financial Data Schedules