Form 10-Q/A
period 1998-09-30
FIRST PULASKI NATIONAL CORP
filed 1999-01-07
CIK 354706

FORM 10-Q/A

                             Ammendment No. 1

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


     The Company established a Year 2000 committee during the last quarter of 1997 to evaluate mission critical software and hardware.

Data has been gathered and reviewed from software and hardware vendors and testing has begun in an effort to confirm Year 2000 compliance.  As of Semptember 30, 1998 the Company has spent approximately $14 thousand to make their application software, operating system, and computer hardware Year 2000 compliant.  It is estimated that remaining costs to complete Year 2000 conversions will not have a material impact on the

Company's results of operations.  The committee, on an on-going basis,

is developing contingency plans to prepare for the most significant potential risks of Year 2000 and management believes that information systems will be Year 2000 compliant by June 30, 1999.


                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  January 6, 1999           /s/ William R. Horne
       ----------------          ---------------------------------------
                                 William R. Horne, President



Date:  January 6, 1999           /s/ Glen Lamar
       ----------------          ---------------------------------------
                                 Glen Lamar, Secretary/Treasurer