Form 10-K
period 1998-12-31
FIRST PULASKI NATIONAL CORP
filed 1999-04-01
CIK 354706

U. S. Securities and Exchange Commission
                       Washington, D. C. 20549

                                FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of Common Stock, par value $1 per share, held by nonaffiliates of the Registrant as of February 15, 1999 was $41,776,805. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims.


Documents Incorporated by Reference:
Part III. Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 29, 1999 are incorporated by reference into Items 10, 11, 12 and 13.

PART I

ITEM 1:  BUSINESS

First Pulaski National Corporation, (the Corporation) is a financial corporation engaged in general commercial and retail banking business which operates through one subsidiary bank. The Corporation also has engaged in consumer finance through one nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc.(Heritage Financial), which was opened on November 24, 1997.

The Corporation was organized under the laws of the State of Tennessee in 1981 and its only significant asset is the common stock of First National Bank of Pulaski (the Bank), headquartered in Pulaski, Tennessee.

All of the common stock of the Bank is owned by the Corporation. At December 31, 1998, the Corporation and its subsidiaries had combined total assets of $275,004,977.

The Corporation currently has long-term indebtedness of approximately $2 million in the form of notes payable to the Federal Home Loan Bank of Cincinnati. Note G to the Corporation's Consolidated Financial Statements, Part II, Item 8, includes a detailed analysis of this debt. The Bank derives its primary source of funds from deposits and is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is the second largest financial institution, measured by county deposits.

As of February 15, 1999 the First National Bank of Pulaski had 165 employees, 40 of whom were part-time. Heritage Financial had 2 full-time employees. The Corporation has no employees other than those employed by the Bank and Heritage Financial.

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

               HERITAGE FINANCIAL OF THE TENNESSEE VALLEY, INC.

Heritage Financial of the Tennessee Valley, Inc. is a wholly owned subsidiary of the Corporation formed in 1997 as a finance company. Heritage Financial is engaged in extending credit and servicing loans to consumers and small businesses in the Tennessee Valley. Heritage Financial is a Tennessee chartered corporation operating under the Tennessee Industrial Thrift and Loan Companies Act. The company began operations November 24, 1997, and most of its business thus far has been in the Giles County market. Heritage Financial is regulated by the Tennessee Department of Financial Institutions and by the FRB.

                                  COMPETITION

The Corporation operates principally in two market areas, Giles County, Tennessee and Lincoln County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the OTS in 1997, as compiled in "The Branches of Tennessee," 1998, by Sheshunoff.

Giles County. The Bank competes in Giles County with five (5) commercial banking organizations. Three (3) of the five (5) commercial banking competitors are small community banking organizations. The other two (2) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies. From 1995 to 1997, total deposits for all commercial banks in the Giles County market have increased 8.3% from $383.7 million to $415.5 million. The Bank has five (5) offices in Giles County and approximately 70% of its deposits are located there. As of June 30, 1997, the bank had the largest market share of banks in Giles County with a 41.2% share of the bank deposits, more than twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. As of June 30, 1997, Giles County had an estimated population of 28,998, and an average household income of $40,194.

Lincoln County. The Bank competes in Lincoln County with five (5) commercial banking organizations. Three (3) of the five (5) commercial banking competitors are small community banking organizations. The remaining two (2) commercial banking competitors are owned by regional or national multi-bank holding companies. From 1995 to 1997, total deposits for all commercial banks in Lincoln County have increased 10% from $302.8 million to $334.7 million. The Bank has two (2) branch offices located in this market, and approximately 30% of its deposits are located there. As of June 30, 1997, the Bank had a 16.9% share of the Lincoln County bank deposit market, the second largest market share in the county after Lincoln County Bank.

Lincoln County is also located in southern Middle Tennessee approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. As of June 30, 1997, Lincoln County had an estimated population of 28,992, and an average household income of $37,279.

The Bank has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and availability of convenient office locations. Direct competition for deposits comes from other commercial banks (as well as from credit unions and saving institutions in neighboring counties). Additional significant competition for saving deposits may come from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of the lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies. The Corporation believes that its strategy in relationship banking and local autonomy in the communities it serves allows flexibility in rates and products offered in response to local needs. The Corporation believes this is its most effective method of competing with both the larger regional bank holding companies and with smaller community banks.


ITEM 2: PROPERTIES

The Corporation, the Bank, and Heritage Financial are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that was completed in 1985. Other banking facilities operated by the Bank include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. The Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility that the bank enlarged and renovated. The Lincoln County branch in Park City, approximately seven miles south of Fayetteville was opened in the spring of 1993. Rapid growth in the Park City operation led to a decision to build a significantly larger building. Construction began in mid-1996 and was completed in the summer of 1997. Most recently, a facility on Flower Street near the main office in Pulaski was opened. The building, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the prupose of mortgage lending. The cost of the renovation amounted to $136, 107, including furniture and fixtures. Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 1998 amounted to $62,167.


ITEM 3: LEGAL PROCEEDINGS

The Bank has filed suits in Giles County, Tennessee, Chancery Court against Carroll M. Curry, John T. Curry, Connie Curry, Cathy Curry, C&C Partnership and C&T Partnership (the "Curry Debtors") to collect promissory notes on which such persons are liable as makers or guarantors. The Curry Debtors filed a counter-complaint in March 1999 against the Bank alleging (i) that the Bank knew or should have known of certain activities of Mike Curry, the Bank's former Chairman and Chief Executive Officer, and that the Bank had a duty to inform the Curry's of these activities, (ii) that the Bank was negligent and reckless in placing Mike Curry in a position to commit fraud on the Currys and (iii) the Bank, through its officers, directors and employees, intentionally, recklessly and fraudulently concealed Mike Curry's fraudulent conduct from the Currys. The Curry's counter-complaint seeks $8 million in compensatory and $20 million in punitive damages. The Bank is actively seeking an out of court settlement with all defendants in all these cases. The likelihood of settlement is unknown at this time. If the settlement is not reached, the Bank will continue to vigorously contest all claims asserted by the Currys in their counter-complaint, which the Bank believes are totally without merit.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. The following trading prices for 1998 and 1997 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

                                      Trading        Dividends
                                       Prices          Paid

         1st Quarter,   1998    $25.60 - $60.00        $0.38
         2nd Quarter,   1998    $30.00 - $70.00        $0.40
         3rd Quarter,   1998    $25.00 - $66.67        $0.40
         4th Quarter,   1998    $27.60 - $50.00        $0.42

          ANNUAL DIVIDEND, 1998.....................   $1.60

         1st Quarter,   1997    $25.60 - $50.00        $0.36
         2nd Quarter,   1997    $25.60 - $50.00        $0.36
         3rd Quarter,   1997    $25.00 - $66.67        $0.36
         4th Quarter,   1997    $27.60 - $50.00        $0.42

          ANNUAL DIVIDEND, 1997.....................   $1.50



There are approximately 1,382 stockholders of the Corporation's common stock as of February 15, 1999.

ITEM 6: SELECTED FINANCIAL DATA

Basic earning per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 1,560,113 shares for 1998, 1,539,866 shares for 1997, 1,522,591 shares for 1996, 1,532,245 shares for 1995, and
1,511,450 shares for 1994, after giving retroactive effect to the five-for-one stock split which was effective on July 1, 1996. Note O in Part II, Item 8 of the financial statements which follow shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share.


                                   For Year Ended December 31,

                             1998     1997     1996     1995     1994
                           ------   ------  -------  -------  -------

                          (Amounts in thousands, except per share data)


Total interest income     $22,506  $22,104  $21,245  $19,776  $16,715
Net interest income        13,061   12,809   12,484   11,342   10,750
Loan loss provision         1,652      508      783      259      225
Net income                  3,803    4,320    4,063    3,705    3,848

Per Share Data:
  Net income                 2.44     2.81     2.67     2.42     2.55
  Cash dividends paid        1.60     1.50     1.40     1.30     1.20

Total average equity       35,782   34,384   30,698   28,822   26,394
Total average assets      271,775  260,905  247,304  234,714  217,482
Total year-end assets     275,005  266,616  248,792  241,552  219,102
Total long-term debt        2,028    2,196    1,847    1,313    1,161

Ratios:
  Assets to equity           7.50     7.71     7.80     7.96     8.24
  Return on average
     equity                 10.63%   12.56%   13.24%   12.85%   14.58%
  Return on average
     assets                  1.40%    1.66%    1.64%    1.58%    1.77%

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


                             RESULTS OF OPERATIONS

OVERVIEW

Net income for 1998 was approximately $3.8 million or $2.43 per share, compared with approximately $4.3 million or $2.81 per share in 1997 and approximately $4.1 million or $2.67 per share in 1996. Return on average assets was 1.40% in 1998, 1.66% in 1997 and 1.64% in 1996. The return on average equity was 10.6%, 12.6% and 13.2% for 1998, 1997 and 1996, respectively. The decline in net income and returns in 1998 was primarily the result of a substantial increase in the provision for loan losses.


NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 1998, net interest income increased by 2.0 percent following an increase of 2.6 percent in 1997. The net increase is attributable primarily to increased volumes of earning assets, offsetting the reduction in earnings due to reduced interest rates. The total 1998 increase in net interest income of $317 thousand, on a taxable equivalent basis, resulted from an increase of $664 thousand due to increased volumes which offset a decrease of $347 thousand due to decreased rates.

Net interest earnings is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 1998, 1997 and 1996.

                                          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                          EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL


                                                          December 31,

                                            1998                                   1997                      1996
                                 Average           Yield/     Average               Yield/    Average                Yield/
                                 Balance  Interest  Rate      Balance   Interest     Rate     Balance     Interest    Rate
                               --------- --------- -----    ---------  --------  --------   --------     --------  --------
ASSETS
------

Interest-Earning Assets:
  Loans and lease financing.... $169,663   $17,805  10.49%   $164,155 $17,610    10.73%      $157,697  $17,179     10.89%
  Taxable investment securities   53,345     3,378   6.33%     50,267   3,214     6.39%        47,453    2,992      6.31%
  Non-taxable investment
    securities.................   15,665       887   5.66%     13,476     764     5.67%        13,765      801      5.82%
  Federal funds sold............. 13,477       717   5.32%     13,473     730     5.42%         9,365      505      5.39%
  Time deposits in other banks....     0         0   0.00%          0       0     0.00%            23        2      8.70%
                                --------  -------- -------  --------- -------  --------      -------- --------   --------
Total Interest-Earning Assets..  252,150    22,787   9.04%    241,371  22,318     9.25%       228,303   21,479      9.41%

Non-interest Earning Assets:
  Cash and due from banks.....     8,805                        9,076                           8,539
  Premises and equipment, net.     7,432                        7,396                           7,185
  Other Assets................     6,303                        5,593                           5,482
  Less allowance for loan losses  (2,915)                      (2,531)                         (2,205)
                                --------                    ---------                       ---------
Total Non-Interest-Earning Assets 19,625                       19,534                          19,001
                                --------                     ---------                       ---------

     TOTAL....................  $271,775                     $260,905                        $247,304
                                ========                     ========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Interest-Bearing Liabilities:
  Demand deposits.............   $20,691       396   1.91%    $19,392       371     1.91%     $20,172     394      1.95%
  Savings deposits..............  29,303       749   2.56%     28,060       717     2.56%      28,953     732      2.53%
  Time deposits................  147,760     8,166   5.53%    144,337     8,075     5.59%     134,120   7,524      5.61%
Other borrowed money........       2,107       137   6.50%      2,115       133     6.29%       1,838     111      6.04%
                               ---------  -------- -------  --------- --------  --------   ---------   --------   --------
Total Interest-Bearing
  Liabilities.................   199,861     9,448   4.73%    193,904     9,296     4.79%     185,083   8,761      4.73%

Non-Interest-Bearing Liabilities:
  Demand deposits..............   33,389                       30,868                          28,659
  Other liabilities............    2,743                        1,749                           2,864
                               ---------                    ---------                       ---------
Total Non-Interest Bearing
  Liabilities.................... 36,132                       32,617                          31,523

Shareholders' Equity............. 35,782                       34,384                          30,698
                               ---------                      ---------                     ---------
     TOTAL....................  $271,775                     $260,905                        $247,304
                               =========                    =========                       =========

Net interest earnings/spread,
 on a  taxable equivalent  basis            13,339   5.29%               13,022     5.40%                12,718     5.57%

Taxable equivalent adjustments:
  Loans.......................                  44                           48                              60
  Investment securities............            193                          165                             174
                                          --------                       ------                        --------
Total taxable equivalent adjustment            237                          213                             234
                                          --------                     --------                        --------
Net interest earnings..............        $13,102                      $12,809                         $12,484
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



                                          1998 Compared to 1997             1997 Compared to 1996
                                        Increase (Decrease) Due to     Increase (Decrease) Due to
                                      ----------------------------   ---------------------------

                                         Volume    Rate    Net       Volume    Rate      Net
                                        -------  ------  -----      -------  ------    -----
                                      (in thousands of dollars)    (in thousands of dollars)

Interest Earned on:
  Loans and lease financing..........     $591   (396)    $195         704   ($273)     $431
  Taxable investment securities.......     197    (33)     164         177      45       222
  Non-taxable investment securities...     124     (1)     123         (17)    (20)      (37)
  Federal funds sold...................      0    (13)     (13)        222       3       225
  Time deposits.......................       0      0        0          (2)      0        (2)
                                         -----  -----    -----       -----   -----     -----
Total Interest-Earning Assets             $912  ($443)    $469      $1,084   ($245)     $839
                                        ====== ======   ======     =======  ======   =======
Interest Paid On:
  Demand deposits.......................  $ 25      0        25       ($15)    ($8)     ($23)
  Savings deposits.......................   32      0        32        (23)      8       (15)
  Time deposits........................    192   (101)       91        573     (22)      551
  Other borrowed money...............       (1)     5         4         17       5        22
                                       ------- ------    ------    -------  ------    ------
Total Interest-Bearing Liabilities.....   $248   ($96)     $152       $552    ($17)     $535
                                       ======= ======    ======    ======= =======   =======
Net Interest Earnings, on a taxable
  equivalent basis.....................   $664  ($347)     $317       $532   ($228)     $304
                                       ======= ======              =======  ======
Less: taxable equivalent adjustment..                        24                          (21)
                                                         ------                       ------
Net Interest Earnings................                      $293                         $325
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

SOURCES AND USES OF FUNDS


The following table outlines the sources and uses of funds for each of the years 1998, 1997 and 1996, with the percent of change in each category from year to year.





                                                1998                   1997                   1996
                                        ----------------------------------       ------------------------------------
                                                   Increase                               Increase
                                        Average  ( Decrease)   Percent         Average   (Decrease)   Percent        Average
                                        Balance      Amount     Change         Balance      Amount     Change        Balance
                                      ---------   ---------  ---------       ---------   ---------  ---------      ---------
                       (in thousands of dollars, except percents)
FUNDING USES:
  Interest earning assets:
    Loans-domestic.................... $169,663      $5,508      3.4%         $164,155     $6,458       4.1%        $157,697
    Taxable investment securities.....   53,345       3,078      6.1%           50,297      2,814       5.9%          47,453
    Non-taxable investment
      securities......................   15,665       2,189     16.21%          13,476       (289)      2.1%          13,765
    Federal funds sold................   13,477           4      0.0%           13,473      4,108      43.9%           9,365
    Time deposits in other
      banks-domestic.................. ..     0           0        0%                0        (23)   -100.0%              23
                                      ---------    --------  --------         --------   --------   --------        --------
Total Interest Earning Assets........  $252,150     $10,779      4.5%         $241,371    $13,068       5.7%        $228,303
                                      =========   ========= =========        =========  =========  =========       =========

FUNDING SOURCES:
  Demand deposits - non-interest
    bearing..........................   $33,389      $2,521      8.2%          $30,868     $2,209       7.7%         $28,659
  Demand deposits - interest bearing...  20,691        1,299     6.7%           19,392       (780)     -3.9%          20,172
  Savings deposits....................   29,303        1,243     4.4%           28,060       (893)     -3.1%          28,953
  Time deposits........................ 147,760       3,423      2.4%          144,337     10,217       7.6%         134,120
  Other..............................    21,007       2,293     12.3%           18,714      2,315      14.1%          16,399
                                      ---------    --------  --------        ---------  ---------  ---------       ---------
Total Sources.....................     $252,150     $10,779      4.5%         $241,371    $13,068       5.7%        $228,303
                                      =========   ========= =========        =========  =========  =========       =========



NON-INTEREST INCOME

Non-interest income amounted to approximately $2.6 million in 1998, an increase of 11.5 % from 1997, which increase is attributable primarily to increases in mortgage banking fees, which resulted from the increase in volume of loans sold due to the opening of a new mortgage office branch. Service charges on deposit
accounts also contributed to the increase in 1998.   Non-interest income in 1997
increased by 10.8 % from 1996. There were no net gains or losses in security transactions in 1998, though net losses realized totaled $30.8 thousand and $95.4 thousand in 1997 and 1996, respectively.


NON-INTEREST EXPENSE

Non-interest expense in 1998 was approximately $8.3 million, up 2.5 % from 1997. This increase is attributable primarily to increased operating costs, especially from increases in collection and professional fees, and Directors' fees. These increased fees were primarily related to and resulted from the investigationof and board deliberation concerning matters involving the Corporation's former CEO. Salaries, including employee benefits, were slightly lower than in 1997. Non-interest expense for 1997 had increased by 5.9 % over the previous year. This was due primarily to increases operating and personnel costs.

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

The provision for loan losses was $1.6 million in 1998 compared to $507.5 thousand in 1997 and $783.0 thousand in 1996. Net loan losses were $1.3 million in 1998, $284.1 thousand in 1997, and $460.7 thousand in 1996. The 1998 provision for loan losses exceeded the current year loan losses by $331.5 thousand. In August of 1998, the Corporation discovered that R. Michael Curry, its Chairman and Chief Executive Officer, had obtained several million dollars of cashier's checks of the Corporation's subsidiary and deposited them in an account at another bank over which he had signatory authority. Although he had repaid a significant amount of these cashier's checks with the fund's deposited, the ultimate shortfall to the Corporation was approximately $1.1 million, a substantial portion of which has been ultimately covered by the Bank's fidelity bond carrier. However, in investigating these matters, the Corporation determined that the former CEO, Mr. Curry, had provided false information to it in connection with loans made by the Bank to him and to two of his brothers and their farming operation. As a result, the Bank charged off approximately $731 thousand of indebtedness to the CEO and his brothers and substantially increased its provision to cover the chargeoff and the increased level of problem loans associated with this indebtedness. A substantial portion of the indebtedness is secured; however, the Corporation is currently engaged in litigation with the debtors, who have filed various counter-claims against the Corporation (see Note R of Notes to Consolidated Financial Statements). While the Corporation believes the counter-claims are totally without merit, no assurance can be given as to the ultimate amount collected on this indebtedness. Note C to Financial Statements, Part II, Item 8 provides a detailed analysis of components of Loans and Allowance for Loan Losses and is incorporated herein by reference.

Net loan losses for 1998 consists of agriculture loans, primarily those referred to in the preceding paragraph, $692.7 thousand, personal loans $502.2 thousand, real estate loans $22.5 thousand, and commercial and industrial loans $103.1 thousand. The allowance at the end of 1998 is $2.9 million, or 1.73 % of outstanding loans and leases, as compared to $2.6 million or 1.54 % and $2.4 million or 1.51 % in 1997 and 1996, respectively.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

        		                          December 31,
                             1998     1997     1996     1993     1992
                         -------- -------- -------- -------- --------
                               (amounts in thousands of dollars)
Allowance applicable to:
  Real estate loans         $319      $240      $422     $634     $482
  Commercial loans           473       165        80       58       63
  Agriculture loans          409       176       238      173      187
  Individual loans         1,735     2,023     1,639    1,191    1,290
  Other loans                  0         0         2        2        2
                        --------  -------- -------- -------- --------
  Total                   $2,936    $2,604    $2,381   $2,058   $2,024
                        ========  ======== ======== ======== ========

Percentages of loans by
category to total loans:
  Real estate loans       53.23%    52.66%    51.76%   51.11%   51.50%
  Commercial loans        17.24%    15.42%    14.77%   13.34%   13.07%
  Agriculture loans        5.83%     6.68%     7.33%    8.00%    7.88%
  Individual loans        22.29%    23.25%    24.92%   26.00%   25.95%
  Other loans              1.41%     1.99%     1.22%    1.55%    1.60%
                        -------   ------   -------  -------   -------
  Total                  100.00%   100.00%  100.00%  100.00%   100.00%
                        =======   =======  =======  =======   =======

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $1,909,215, $2,215,867, and $2,095,836 in 1998, 1997 and 1996,
respectively. The effective tax rates were 33.4 %, 33.9 % and 34.0 % respectively. Note I to Financial Statements, Part II, Item 8, provides a detailed analysis of the components of income tax expense.


QUARTERLY RESULTS OF OPERATIONS

Quarter-by-quarter income and expense data for the years 1997 and 1996 are presented in the following table.




                                        For The Three Months Ended

                                  Mar 31     Jun 30     Sep 30     Dec 31
                                ---------  ---------  ---------  ---------
                              (In Thousands, Except Per Share Amounts)
1998:
  Total interest income.......     $5,746     $5,840     $5,758     $5,162
  Total interest expense......      2,370      2,377      2,365      2,333
  Net interest income.........      3,376      3,463      3,393      2,829
  Provision for loan losses...        180        234        590        648
  Other income................        550        584        545        945
  Other expense...............      1,995      2,013      2,117      2,196
  Income before income tax....      1,751      1,800      1,231        930
  Income taxes................        649        651        335        274
  Net income..................      1,102      1,149        896        656
  Net income per share........      $0.71      $0.74      $0.57      $0.42

1997:
  Total interest income.......     $5,294     $5,577     $5,655     $5,578
  Total interest expense......      2,206      2,293      2,381      2,415
  Net interest income.........      3,088      3,284      3,274      3,163
  Provision for loan losses...         75        105        137        191
  Other income................        482        678        499        695
  Other expense...............      1,844      1,946      2,042      2,287
  Income before income tax....      1,651      1,911      1,594      1,380
  Income taxes................        600        640        557        419
  Net income..................      1,051      1,271      1,037        961
  Net income per share........      $0.69      $0.83      $0.67      $0.62




The 1998 provisions for loan losses shown in the table above reflects the decision of management in the latter part of the year to insure that provision for loan losses reflect the increase in charge-offs and nonaccruals associated with loans to family members of the former CEO of the Corporation. Note C to Financial Statements, Part II, Item 8, provides more detailed analysis of loan loss provision. In 1997, provisions for loan losses shown in the table were increased each quarter, resulting from a system of monitoring loan payments past due and identification by management of any additional exposure related to problem loans as they arise.

                                 BALANCE SHEET


LOANS

Management's focus is to promote loan growth in the bank's target market, emphasizing the expansion of business and the enhancement of the quality of life in the bank's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk. Loan growth during 1998 resulted primarily from increases in construction and land development, commercial and industrial loans and in real estate loans, including farm and residential real estate. Loans to individuals secured by automobiles as well as other loans also showed some growth as compared to 1997.

Over the last three years, average total loans and leases increased by $5.5 million or 3.4% in 1998, by $6.5 million or 4.1% in 1997 and by $14.9 million or 10.4% in 1996. The growth in deposits has been used to support the continuing increase in loan demand.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and monthly averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                    For Year Ended December 31,

                            1998     1997     1996     1995     1994
                          -------- -------- -------- -------- --------
                                     (in thousands of dollars)
Amount of net loans
and lease financing
outstanding at end
of period................ $169,651 $168,738 $157,903 $152,993 $136,371
                          ======== ======== ======== ======== ========
Monthly average amount
of loans and leases...... $169,663 $164,155 $157,697 $142,825 $129,067
                          ======== ======== ======== ======== ========
Balance of allowance
for possible loan
losses at beginning
of period................   $2,604   $2,381   $2,058   $2,024   $2,007

Loans charged off........    1,577      708      740      433      367

Recoveries of loans
previously charged off...      257      424      280      209      159
                          -------- -------- -------- -------- --------
Net loans charged off....    1,320      284      460      224      208
                          -------- -------- -------- -------- --------
Additions to allowance
charged to expense.......    1,652      507      783      258      225
                          -------- -------- -------- -------- --------
Balance at end of
period...................   $2,936   $2,604   $2,381   $2,058   $2,024
                          ======== ======== ======== ======== ========
Ratio of net charge
offs during period to
average loans
outstanding..............    0.78%    0.17%    0.29%    0.16%    0.16%
                          ======== ======== ======== ======== ========

Reference is made to Note C to Financial Statements, Part II, Item 8, for further detail regarding charge - offs and recoveries by category.

LOAN QUALITY

The amounts of loans and leases outstanding at the indicated dates are shown in the following table according to type of loan.




                                        LOAN PORTFOLIO


                                            December 31,

                            1998      1997      1996      1995      1994
                          --------  --------  --------  --------  --------
                                   (in thousands of dollars)
Construction and land
  development               $5,108    $3,341    $3,548    $2,929    $3,530
Commercial, industrial      24,606    23,122    20,219    17,911    14,650
Agricultural                10,053    11,461    11,799    12,503    10,956
Real est. farmland          19,577    19,142    17,314    15,615    13,535
Real est. residential       41,307    40,177    38,708    37,811    35,418
Real est. commercial        30,891    31,033    27,255    26,410    22,690
Installment-individuals     38,426     9,890    40,096    40,610    36,105
Lease financing                  0         0         0         0         0
Other loans                  2,445     3,426     1,943     2,402     2,229
                          --------  --------  --------  --------  --------
     TOTAL                $172,413  $171,592  $160,882  $156,191  $139,113
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


                                      Due in
                                      1 year  Due after
                                     or less    1 year     Total
                                    --------  --------  --------
                                      (in thousands of dollars)
Construction, land development        $4,158      $950    $5,108
Commercial, industrial               $16,399    $8,207   $24,606
Agricultural                          $6,585    $3,468   $10,053
Real estate farmland                 $12,729    $6,848   $19,577
Real estate commercial               $ 8,198   $22,693   $30,891
                                    --------  --------  --------
Total selected loans                 $48,069   $42,166   $90,235
                                    ========  ========  ========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year.


                                                Due in
                                                1 year  Due after
                                               or less    1 year     Total
                                              --------  --------  --------
Percent of total selected loans......            53.28%    46.72%   100.00%
Cumulative percent of total.........             53.28%   100.00%

Sensitivity of loans to changes
in interest rates - loans due after one year:
  Fixed rate loans...................                    $41,356   $41,356
  Variable rate loans................                        810       810
                                                        --------  --------
                                                         $42,166   $42,166
                                                        ========  ========

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

From 1997 to 1998, non-accruing loans increased by 352.0% to $3.2 million following an increase of 56.1% in 1997 from 1996. Increases in non-accruing loans in 1998 included approximately $2.1 million of loans to relatives and certain entities of these relatives of the former CEO of the Corporation, as discussed above and in more detail in Note C to Financial Statements, Part II,
Item 8. There were no restructured loans at year-end 1998 or 1997. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $192.9 thousand for a decrease of 67.2%, following a decrease of 47.3% in 1997. Loans past due ninety days or more totaled $252.6 thousand for an increase of 43.5% over same period last year, following a decrease of 7.7% in 1997. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Except for the loans to the farming operation associated with family members of the former CEO of the Corporation, non-performing loans are not concentrated in any particular category of loans and contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets and loans past due ninety days or more.



                                                   December 31,
                                             1998      1997      1996
                                          --------- --------- ---------
                                             (in thousands of dollars)

Non-accrual loans                           $3,173      $702      $449
Troubled debt restructurings                    $0        $0        $0
Other real estate owned                       $193      $115      $219
Loans past due ninety days or more as to
  interest or principal payment               $253      $176      $190



As of December 31, 1998, management was not aware of any specifically identified loans, other than those included in the categories discussed above, that represent significant potential problems. The Corporation believes that it maintains adequate audit standards, exercises appropriate internal controls and conducts regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses which it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. The executive officers of the subsidiary bank evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses.

The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of bank policy, internal classifications of loans are performed on a routine and continuing basis.


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

The following table sets forth the carrying amount of securities at the dates indicated:



                                                   December 31,

                                             1998       1997       1996
                                          ---------  ---------  ---------
Available-for-sale                         (in thousands of dollars)
-------------------
     U. S. Treasury securities..........    $16,363    $18,311    $20,373
     U.S. Government Agencies...........     29,610     32,701     23,385
                                          ---------  ---------  ---------
                                            $45,973    $51,012    $43,758
                                          ---------  ---------  ---------
Held-to-maturity
-----------------
     States and political subdivisions..    $17,937    $13,948    $14,404
     Other securities...................      7,653      6,255      5,285
                                          ---------  ---------  ---------
                                            $25,590    $20,203    $19,689
                                          ---------  ---------  ---------
          TOTAL                             $71,563    $71,215    $63,447
                                          =========  =========  =========

The following table sets forth the maturities of securities at December 31, 1998 and the average yields of such securities (calculated on the basis of the cost and effective yields).




                           US Treasuries,   State and Political
                           and Government   Subdivisions &
                              Agencies          Other              Total
                           --------------   ------------------    ------
                                (in thousands of dollars)
Available-for-sale
---------------------
Within one year:
  Amount                           $13,158                        $13,158
  Yield                               6.15%                         6.15%

After one but within five years:
  Amount                           $32,781                        $32,781
  Yield                               6.21%                         6.21%

After five through ten years:
  Amount                               $34                            $34
  Yield                               8.10%                         8.10%


Held-to-maturity
-------------------
Within one year:
  Amount                                           $5,765          $5,765
  Yield                                             6.63%           6.63%

After one but within five years:
  Amount                                          $16,863         $16,863
  Yield                                             6.63%           6.63%

After five but within ten years:
  Amount                                           $2,853          $2,853
  Yield                                             6.13%           6.13%

After ten years:                                     $110            $110
                                                    7.65%           7.65%

Total average securities increased by $5.3 million or 8.3% during 1998 as compared to the previous year. Average taxable investment securities increased by $3.1 million or 6.1% and average non-taxable investment securities increased by $2.2 million or 16.3%, to account for the overall increase in average investments. The total securities portfolio was $0.3 million or 0.5% more at the end of 1998 than at the end of 1997. This increase resulted primarily from the increase in deposit growth.

DEPOSITS

The Bank's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $8.5 million in 1998, by $10.8 million in 1997 and by $9.9 million in 1996. Most of the deposit growth experienced by the Bank has been in accounts which are interest sensitive.

The average amount of deposits for the periods indicated is summarized in the following table:



                                           For Year Ended December 31,

                                           1998        1997       1996
                                         ---------  ---------  ---------
                                           (in thousands of dollars)

Demand deposits - non-interest bearing..   $33,389    $30,868    $28,659
Demand deposits - interest bearing......    20,691     19,392     20,172
Savings deposits........................    29,303     28,060     28,953
Time deposits (excluding time CD's
  of $100,000 or more)..................   100,848    102,211     92,392
Time CD's of $100,000 or more...........    46,912     42,126     41,728
                                         ---------  ---------  ---------
     TOTAL..............................  $231,143   $222,657   $211,904
                                         =========  =========  =========


Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1998, are summarized as follows (in thousands of dollars):



     3 months or less.............................   $17,555
     Over 3 months through 12 months..............    24,666
     Over 1 year through 3 years..................     7,438
     Over 3 years.................................       580
                                                   ---------
     TOTAL........................................   $50,239
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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $18.9 million at December 31, 1998, representing 26.5% of the investment securities portfolio, a slight decrease from the 24.6% level of 1997. Additional sources of liquidity include federal funds sold, maturing loans and time deposits in other banks .

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest-sensitive than are savings accounts. Regular savings and NOW accounts are classified by management as immediately rate sensitive. At December 31, 1998 the Bank had a total of $42.2 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

Interest rate sensitivity gaps by maturities are summarized in the following table:




                                   INTEREST RATE SENSITIVITY GAPS


December 31, 1998           0-30     31-90   91-365   +1 - 3   +3 - 5   Over 5
$ in thousands              Days     Days     Days     years    years    years      Total
---------------------     -------- -------- -------- -------- -------- --------  ---------
Interest-sensitive assets:
  Loans and leases........ $17,529  $12,590  $59,863  $62,844  $11,731   $3,808   $168,365
  Taxable securities......   1,001    1,997   11,301   23,109   15,547      339    $53,294
  Nontaxable securities...     306      726    3,478    5,131    6,085    2,210    $17,936
  Federal funds sold......  12,970        0        0        0        0    6,180    $12,970
                           -------  -------  -------  -------  -------  -------   --------
  Total................... $31,806  $15,313  $74,642  $91,084  $33,363   $6,357   $252,565

Interest-sensitive liabilities:
  Demand deposits......... $20,759       $0       $0       $0       $0        0    $20,759
  Savings.................  27,157        0        0        0        0        0    $27,157
  Time....................  24,357   19,541   80,129   23,549      970        0   $148,546
  Other borrowed funds....      15       29      136      396      448    1,004     $2,028
                           -------  -------  -------  -------  -------  -------   --------
  Total................... $72,288  $19,570  $80,265  $23,945   $1,418   $1,004   $198,490

Interest sensitivity gap..($40,482) ($4,257) ($5,623) $67,139  $31,945   $5,353    $54,075
Cumulative gap............($40,482)($44,739)($50,362) $16,777  $48,722  $54,075
Ratio of cumulative gap to
  earning assets..........  -16.03%  -17.71%  -19.94%    6.64%   19.29%   21.41%


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


CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 4.2% in 1998 and 5.5% in 1997. The corresponding percentage increase in average equity amounted to 4.1% in 1998 and 12.0 percent in 1997.

The Corporation's equity capital was $36,686,195 at December 31, 1998, $34,579,346 at December 31, 1997, and $31,887,402 at December 31, 1996, for an
increase of 15.1% over the two-year period. The Corporation's equity-to-average asset ratio was 14.2%, as compared to 13.3% for 1997 and 12.9% for 1996. The maintenance of this ratio during 1998 indicates that the Corporation's 1998 earnings were sufficient to keep pace with its growth in total assets. The Corporation plans to maintain a capital to asset ratio which reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 65.7% in 1998, 53.5% in 1997, and 52.5% in 1996.

As of December 31, 1998, the authorized number of common shares was 10 million shares, with 1,573,515 shares issued and outstanding.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve).
Assets are assigned risk weights ranging from 0 % to 100 % depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00%. As of December 31, 1998, the Company and its subsidiary, First National Bank of Pulaski, had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Company's and subsidiary's ratios are illustrated in Note M to the financial statements.

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

On January 1, 1995, the Company adopted FASB Statements No. 114 and No. 118, both of which deal with accounting by creditors for impairment of loans. Statements No. 114 and No. 118, explained in Note A to Financial Statements,
Part II, Item 8, provide new rules for measuring impairment losses on loans.
As of the fourth quarter of 1998, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans. The adoption of these statements had no material effect on the earnings or financial condition of the Company.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities which will have a material effect on the Corporation's liquidity, capital resources or operations.

YEAR 2000

The Year 2000 issue is the result of computer programs and operating systems using a two-digit format, as opposed to four-digits, to indicate the year.
These computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in the Corporation's operations. The problem is not limited to computer systems, or any particular industry, and Year 2000 issues will potentially affect every system that has an embedded microchip containing this
flaw, such as alarm systems, vaults and elevators.    The Corporation is
committed to addressing the Year 2000 challenges in a timely and responsible manner. It has dedicated resources to accomplish this with the goal that systems and service will not be compromised or otherwise negatively impacted by computer-based entries and record keeping related to the century date change. A Year 2000 Steering Committee was formed and has been active since 1997 to identify, address, and mitigate key Year 2000 risks in the organization. This committee meets regularly and reports to the Board of Directors quarterly. The Corporation estimates that the total cost of the expenses associated with Year 2000 issues will be approximately $137,400, excluding internal personnel costs. To date, the Corporation has paid approximately 24% of these projected costs and, at this time, management does not believe these costs will have a material effect on the operations or financial performance of the Corporation. For more discussion on Year 2000, see Footnote Q to Financial Statements, Part II,
Item 8, which is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary place of exposure to market risk is interest rate volatility of its loan portfolio, investment portfolio, and its interest bearing deposit liabilities. Fluctuations in interest rates ultimately impact both the level of income and expense recorded on a large portion of the Corporation's assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.

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

More about market risk is included in Management's Discussion and Analysis under the heading "Liquidity and Interest Rate Sensitivity Management." All market risk sensitive instruments described within that section have been entered into by the Corporation for purposes other than trading. The Corporation does not hold market risk sensitive instruments for trading purposes. The Corporation is not subject to any foreign currency exchange or commodity price risk.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiaries, First National Bank of Pulaski and Heritage Financial of the Tennessee Valley, Inc.

                           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                          December 31, 1998 and 1997

                                                    ASSETS
                                                                                        1998             1997

  Cash and due from banks                                                          $   9,427,069    $  10,111,703
  Federal funds sold                                                                  12,970,075        6,180,468
     Total cash and cash equivalents                                                  22,397,144       16,292,171

  Securities available for sale                                                       45,972,651       51,012,300
  Securities held to maturity (fair value - $25,880,236 and $20,353,971)              25,589,675       20,203,342

  Loans                                                                              172,413,256      171,592,253
    Unearned income                                                                   (2,762,195)      (2,854,697)
    Loans net of unearned income                                                     169,651,061      168,737,556
    Allowance for loan losses                                                         (2,935,534)      (2,604,080)
    Total net loans                                                                  166,715,527      166,133,476

  Bank premises and equipment                                                          7,521,071        7,276,129
  Accrued interest receivable                                                          3,340,417        3,411,958
  Prepayments and other assets                                                         3,275,581        2,170,885
  Other real estate owned                                                                192,911          115,450

     TOTAL ASSETS                                                                  $ 275,004,977    $ 266,615,711

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest bearing                                                            $  36,187,911    $  32,676,530
    Interest bearing                                                                 197,611,615      194,488,964
     Total deposits                                                                  233,799,526      227,165,494

  Other borrowed funds                                                                 2,028,120        2,196,300
  Accrued taxes                                                                          111,768          117,286
  Accrued interest on deposits                                                         1,909,612        2,009,066
  Accrued profit sharing expense                                                         120,392          132,582
  Other liabilities                                                                      394,364          415,637

     TOTAL LIABILITIES                                                               238,318,782      232,036,365

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized - 10,000,000 shares;
    1,573,515 and 1,550,994 shares issued and outstanding                              1,573,515        1,550,994
  Capital surplus                                                                      7,105,124        6,413,294
  Retained earnings                                                                   27,590,464       26,285,955
  Net unrealized gains on securities available for sale, net of tax                      417,092          329,103

     TOTAL STOCKHOLDERS' EQUITY                                                       36,686,195       34,579,346

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 275,004,977    $ 266,615,711


The accompanying notes are an integral part of these financial statements.

                          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME

                             Years Ended December 31, 1998, 1997 and 1996

                                                                    1998             1997             1996
INTEREST INCOME:
  Loans, including fees                                        $    17,718,313  $    17,562,095  $    17,119,358
  Securities:
    Taxable                                                          3,377,514        3,214,076        2,991,819
    Non-taxable                                                        693,794          598,757          627,271
  Interest bearing deposits with banks                                       -                -            1,823
  Federal funds sold                                                   716,654          729,412          505,161
     Total Interest Income                                          22,506,275       22,104,340       21,245,432

INTEREST EXPENSE:
  Interest on deposits:
    Transaction accounts                                               393,518          370,503          394,080
    Money market deposit accounts                                      262,149          247,501          269,117
    Other savings deposits                                             486,654          469,337          462,830
    Time certificates of deposit of $100,000 or more                 2,687,855        2,756,024        2,391,284
    All other time deposits                                          5,478,007        5,318,928        5,133,154
  Borrowed funds                                                       137,088          133,263          110,777
     Total Interest Expense                                          9,445,271        9,295,556        8,761,242

     NET INTEREST INCOME                                            13,061,004       12,808,784       12,484,190

     Provision for loan losses                                       1,651,925          507,500          783,000

     NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                             11,409,079       12,301,284       11,701,190

OTHER INCOME:
  Service charges on deposit accounts                                1,722,533        1,619,134        1,517,781
  Commissions and fees                                                 298,402          264,581          305,213
  Other service charges and fees                                       126,569          114,808          109,005
  Security gains (losses), net                                               -          (30,816)         (95,491)
  Gain on sale of other assets                                          11,962           18,419            3,166
  Dividends                                                            122,686          248,136          170,287
  Mortgage banking fees                                                342,185          119,206          115,140
     Total Other Income                                              2,624,337        2,353,468        2,125,101

OTHER EXPENSES:
  Salaries and employee benefits                                     4,420,812        4,478,073        4,270,016
  Occupancy expense, net                                               932,698          857,078          855,318
  Furniture and equipment expense                                      778,409          741,509          757,748
  Advertising and public relations                                     461,570          502,849          413,486
  Other operating expenses                                           1,727,780        1,539,731        1,371,289
     Total Other Expenses                                            8,321,269        8,119,240        7,667,857

     Income before income taxes                                      5,712,147        6,535,512        6,158,434
     Applicable income taxes                                         1,909,215        2,215,867        2,095,836

NET INCOME                                                     $     3,802,932  $     4,319,645  $     4,062,598

     Earnings per common share:
     Basic                                                     $          2.44  $          2.81  $          2.67
     Diluted                                                   $          2.43  $          2.80  $          2.67

The accompanying notes are an integral part of these financial statements.


                                   FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Years Ended December 31, 1998, 1997, and 1996

                                                                                   1998            1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  3,802,932    $  4,319,645    $  4,062,598
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Provision for loan losses                                                  1,651,925         507,500         783,000
      Depreciation                                                                 771,879         754,002         745,720
      Amortization and accretion of investment securities, net                     105,438         165,380         225,283
      Deferred income tax expense (benefit)                                        (87,315)        (62,304)        (77,511)
      Gain on sale of other assets                                                 (11,962)        (18,419)         (3,166)
      Security gains (losses),net                                                        -          30,816          95,491
      Loans originated for sale                                                (14,452,933)     (4,987,503)     (4,911,920)
      Proceeds from sale of loans                                               13,187,740       4,906,896       4,743,420
      (Increase)decrease in interest receivable                                     71,541)        (10,619)        (17,541)
      (Increase) in prepayments and other assets                                (1,063,009)        (32,707)       (147,728)
      Increase (decrease) in accrued interest on deposits                          (99,454)        324,160)       (107,654)
      Increase (decrease) in accrued taxes                                          (5,518)           (229)          1,328
      Increase (decrease) in other liabilities                                     (78,463)        (25,839)        (19,392)

        Cash Provided by Operating Activities, net                               3,792,801       5,870,779       5,371,928

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in interest bearing deposits with banks                                       -               -         100,000
  Purchases of securities available for sale                                   (10,000,910)    (26,282,664)    (19,598,894)
  Proceeds from sales of securities available for sale                                   -       8,054,063      11,967,501
  Proceeds from maturities of securities available for sale                     15,160,001      11,108,064       5,021,968
  Purchases of securities held to maturity                                     (10,403,495)     (7,176,105)     (8,326,881)
  Proceeds from maturities of securities held to maturity                        4,925,600       6,505,000       5,915,125
  Net increase in loans                                                         (1,221,664)    (11,102,349)     (5,322,675)
  Capital expenditures                                                          (1,017,809)       (878,255)       (657,661)
  Proceeds from sale of other real estate                                          188,670         186,432          14,000

        Cash Used by Investing Activities, net                                  (2,369,607)    (19,585,814)    (10,887,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                               -         500,000         660,000
  Borrowings repaid                                                               (168,180)       (150,513)       (125,974)
  Net increase in deposits                                                       6,634,031      14,479,159       5,276,796
  Cash dividends paid                                                           (2,498,423)     (2,311,927)     (2,130,927)
  Proceeds from issuance of common stock                                           714,351         587,022         501,476
  Common stock repurchased                                                               -               -        (761,484)

        Cash Provided by Financing Activities, net                               4,681,779      13,103,741       3,419,887

INCREASE (DECREASE) IN CASH, net                                                 6,104,973        (611,294)     (2,095,702)
CASH AND CASH EQUIVALENTS, beginning of year                                    16,292,171      16,903,465      18,999,167
CASH AND CASH EQUIVALENTS, end of year                                        $ 22,397,144    $ 16,292,171    $ 16,903,465


The accompanying notes are an integral part of these financial statements.

                          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              Years Ended December 31, 1998, 1997 and 1996

                                                                                                  Unrealized
                                                                                                Gains/(Losses)
                                  Common Stock                     Capital       Retained    on Securities,
                                     Shares         Amount         Surplus       Earnings     Net of Taxes       Total

Balance at December 31, 1995          308,261    $   308,261    $ 6,145,969    $23,579,610    $   297,955    $30,331,795

Five-for one stock split            1,233,044      1,233,044              -     (1,233,044)             -              -

Comprehensive income:
     Net income                             -              -              -      4,062,598              -

     Change in unrealized gains
    (losses) on AFS securities,
     net of tax                             -              -              -              -       (179,056)

     Less reclassification
     Adjustment, net of deferred
     Income tax benefit of $32,500          -              -              -                        63,000

Comprehensive income                        -              -              -                                   3,946,542

Cash dividends paid $1.40
  per share                                 -              -              -     (2,130,927)             -    (2,130,927)

Common stock issued                    18,505         18,505        482,971              -              -       501,476

Common stock repurchased              (27,590)       (27,590)      (733,894)             -              -      (761,484)
                                    ---------      ---------      ---------     ----------      ---------     ----------
Balance at December 31, 1995        1,532,220      1,532,220      5,895,046     24,278,237        181,899     31,887,402

Comprehensive income:
     Net income                             -              -              -      4,319,645              -

     Change in unrealized gains
     (losses) on AFS securities,
      net of tax                            -              -              -              -        126,904

     Less reclassification
     Adjustment, net of deferred
     Income tax benefit of $10,500          -              -              -                        20,300

Comprehensive income                        -              -              -                                    4,466,849

Cash dividends paid $1.50
  per share                                 -              -              -     (2,311,927)             -     (2,311,927)

Common stock issued                    18,774         18,774        518,248              -              -        537,022
                                    ---------      ---------      ---------     ----------        -------     ----------
Balance at December 31, 1997        1,550,994      1,550,994      6,413,294     26,285,955        329,103     34,579,346

Comprehensive income:
     Net income                             -              -              -      3,802,932

     Net change in unrealized gains
     on securities, net of tax
     of $45,328                             -              -              -              -         87,989

Comprehensive income                        -              -              -                                    3,890,921

Cash dividends paid $1.60
  per share                                 -              -              -     (2,498,423)             -     (2,498,423)

Common stock issued                    22,521         22,521       691,830              -              -         714,351

                                    ---------      ---------      ---------     ----------        -------     ----------
Balance at December 31, 1998        1,573,515    $ 1,573,515    $ 7,105,124    $27,590,464    $   417,092    $36,686,195

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


First Pulaski National Corporation (the "Corporation") was organized under the laws of Tennessee in 1981 and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation through its bank subsidiary provides domestic financial services in Giles and Lincoln County, Tennessee, to customers who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's finance company subsidiary, organized in November 1997, provides consumer financing services in Giles County, Tennessee. The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. A description of the significant accounting policies is presented below.

Note A - Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly-owned subsidiaries, First National Bank of Pulaski and Heritage Financial of the Tennessee Valley, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Securities
Securities are classified at the time of purchase as either held to maturity or available for sale. The Corporation defines held to maturity securities as securities for which management has the positive intent and ability to hold to maturity. Held to maturity securities are carried at amortized cost. Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are carried at fair value. Unrealized holding gains and losses for available for sale securities are reported, net of tax, in other comprehensive income. The amortized cost of all securities is adjusted for amortization of premium and accretion of discount to maturity, or earlier call date if appropriate. Such amortization and accretion is included in interest income from securities. Gains and losses from sales of available for sale securities are computed using the specific identification method.

Loans and Allowance for Loan Losses
Loans which the Corporation has the positive intent and ability to hold to maturity are stated at the principal amount outstanding, net of unearned income. Loans include loans held for sale at December 31, 1998 and 1997, totaling $1,606,298 and $341,105, respectively. These loans are recorded at cost, which approximates market value.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies - (Continued)

Loans and Allowance for Loan Losses - (Continued)
Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Impairment of a loan is measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Loans that are to be foreclosed or that are solely dependent on the collateral for repayment may alternatively be measured based on the fair value of the collateral for such loans. Measurement may also be based on observable market prices. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies - (Continued)

Income Taxes
The Corporation files a consolidated Federal income tax return which includes both of its subsidiaries. Income tax expense is allocated among the parent company and its subsidiaries as if each had filed a separate return. The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management's belief that, based upon historical earnings and anticipated future earnings, normal operations will continue to generate sufficient future taxable income to realize these benefits. A valuation allowance is established for deferred tax assets when, in the opinion of management, it is more likely than not, that the asset will not be realized.


Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $9,544,725, $8,971,397 and $8,868,896 and income taxes paid of $2,206,102, $2,273,590 and $2,183,486 for the years ended December 31, 1998, 1997, and 1996, respectively.

Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS), effective for fiscal periods ending after December 15, 1997. This standard requires presentation of both basic and diluted EPS on the face of the earnings statement. Primary EPS has been replaced with Basic EPS which is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially diluted securities is included. Fully diluted EPS is now called Diluted EPS and assumes the conversion of all options. The Corporation presents on the income statement both Basic EPS and Diluted EPS for all periods presented. All references to per share amounts for all years presented have been adjusted for the five-for-one stock split on July 1, 1996.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimate relates to the adequacy of the allowance for losses on loans. Actual results could differ from those estimates.

Reclassifications
Certain 1997 and 1996 financial information has been reclassified to conform its presentation with the 1998 financial statements. None of these reclassifications had any effect on net income or earnings per share.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies - (Continued)

Comprehensive Income
In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income". The statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general - purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statements and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. The Corporation adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations.
Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Segments of an Enterprise and Related Information
In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Corporation operates in only one operating segment (banking) therefore, the disclosure requirements of this statement are not applicable.

Effect of New Accounting Pronouncements

June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. It is the policy of the Corporation not to invest in derivative instruments. The adoption of the provisions of this statement is not expected to have an impact on the Corporation.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after The Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of this statement will have no impact on the Corporation's financial position or results of operations.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Gross                  Gross          Estimated
                                                                   Unrealized            Unrealized          Fair
1998                                            Cost                 Gains                  Losses          Value
Available for Sale
----------------------
 U.S. Treasury securities                   $  16,030,692     $       331,808    $                 -        $ 16,362,500
 U.S. Government agencies                      29,306,212             305,371                  1,432          29,610,151
                                          ---------------      ----------------     ----------------    -----------------
                                               45,336,904             637,179                  1,432          45,972,651
                                           --------------       ----------------     ----------------     ----------------
Held to Maturity
 Obligations of states and
  political subdivisions                       17,936,798             231,553                  5,628          18,162,723
 Other debt securities                          7,652,877              72,196                  7,560           7,717,513
                                          ---------------      ----------------     ----------------    -----------------
                                               25,589,675             303,749                 13,188          25,880,236
                                          ---------------      ----------------     ----------------    -----------------
 TOTAL                                      $  70,926,579     $       940,928      $          14,620        $ 71,852,887
                                               ==========          ==========             ==========          ==========

1997

Available for Sale
---------------------
 U.S. Treasury securities                  $  18,072,701     $       243,314      $           5,356     $ 18,310,659
 U.S. Government agencies                     32,437,169             264,472                      -       32,701,641
                                         ---------------      ----------------     ----------------    -----------------
                                              50,509,870             507,786                  5,356       51,012,300
                                         ---------------      ----------------     ----------------    -----------------
Held to Maturity
 Obligations of states and
  political subdivisions                      13,948,459             118,588                     20       14,067,027
 Other debt securities                         6,254,883              32,128                     67        6,286,944
                                         ---------------      ----------------     ----------------    -----------------
                                              20,203,342             150,716                     87       20,353,971
                                         ---------------      ----------------     ----------------    -----------------
  TOTAL                                    $  70,713,212      $      658,502      $           5,443     $ 71,366,271
                                              ==========          ==========             ==========       ==========

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 1998



                                                  Available for Sale            Held to Maturity
                                                       Cost        Fair Value        Cost        Fair Value

Due in one year or less                            $13,045,367    $13,158,202    $ 5,764,539    $ 5,795,993
Due after one year through five years               32,258,792     32,780,528     16,862,792     17,118,840
Due after five years through ten years                   32,745        33,921      2,852,719      2,851,213
Due after ten years                                           -             -        109,625        114,190

    TOTAL                                          $45,336,904    $45,972,651    $25,589,675    $25,880,236

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note B - Securities  (Continued)

Net gains realized from securities transactions for 1998, 1997 and 1996 were:

                                                       Book      Gross Realized                      Net
    1998                              Proceeds         Value          Gains         Losses        Realized
Securities matured or redeemed       20,085,601     20,085,601              -              -              -
                                     ==========     ==========       ========      =========    ===========

    1997
Securities sold                    $  8,054,063    $ 8,084,879    $         -    $    30,816    $   (30,816)
Securities matured or redeemed       17,613,064     17,613,064              -              -              -
                                     ----------     ----------    -----------

                                   $ 25,667,127    $25,697,943    $         -    $    30,816    $   (30,816)
                                    ===========    ===========    ===========


    1996
Securities sold                    $ 11,967,501    $12,068,117    $         -    $   100,616    $  (100,616)
Securities matured or redeemed       10,931,968     10,931,968              -              -              -
Securities recovered*                     5,125              -          5,125              -          5,125
                                     ----------     ----------    -----------       --------
                                   $ 22,904,594    $23,000,085    $     5,125    $   100,616    $   (95,491)
                                    ===========     ==========     ==========       ========     ===========


*Previously written off

Income tax expense (benefit) attributable to securities transactions was $-0-, $(12,326) and $(38,196) for 1998, 1997 and 1996, respectively.

Securities with a book value of $14,330,310 and $21,533,090 at December 31, 1998 and 1997, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated shareholders' equity at December 31, 1998 or 1997.

Note C - Loans and Allowance for Loan Losses

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The only significant concentrations that exists is in loans secured by real estate and agricultural related loans. Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles and Lincoln County, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses to cover inherent losses in the loan portfolio.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C - Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans at December 31:

                                                                                               1998             1997
Construction and land development                                                         $  5,108,089     $  3,341,399
Commercial and industrial                                                                   24,605,702       23,121,605
Agricultural                                                                                10,052,890       11,461,326
Real estate loans secured by:
    Farmland                                                                                19,576,951       19,141,458
    Residential property                                                                    41,307,489       40,177,271
    Nonresidential, nonfarm                                                                 30,890,897       31,033,314
Loans to individuals secured by:
    Automobiles                                                                             20,954,132       20,686,443
    Retail, consumer and personal expenditures                                              17,471,836       19,203,199
Other loans                                                                                  2,445,270        3,426,238
                                                                                           172,413,256      171,592,253
    Unearned income                                                                         (2,762,195)      (2,854,697)

                                                     TOTAL                                $169,651,061     $168,737,556

The following is a summary of loan maturities carrying fixed and variable interest rates as of December 31, 1998:



                                                                Within             Over
                                                               One Year          One Year           Total


Fixed rate loans                                          $     81,202,421    $ 76,925,351     $158,127,772
Variable rate loans                                             12,783,023       1,502,461       14,285,484

                                         TOTAL            $     93,985,444    $ 78,427,812     $172,413,256


At December 31, 1998, 1997 and 1996, impaired, nonaccrual and restructured loans totaled $3,173,107, $701,867 and $449,531, respectively. The amount of interest income actually recognized on these loans during 1998, 1997 and 1996, was $126,213, $7,971 and $5,625, respectively. The additional amount of interest income that would have been recorded during 1998, 1997 and 1996, if the above amounts had been current in accordance with their original terms was $177,994, $44,427 and $26,139, respectively. Nonaccrual loans at December 31, 1998 include approximately $2,100,000 of loans to relatives of the former CEO of the Corporation. Management has downgraded this credit line due to collateral misrepresentations. See Note Q for additional contingencies related to this matter. Approximately $731,000 of this credit line was charged off during 1998, the balance placed on nonaccrual status and the loan loss provision increased accordingly.

As of December 31, 1998, the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                                 Recorded         Valuation
                                                Investment        Allowance
Impaired Loans-
  Valuation allowance required                $  2,902,395     $    339,995
  No valuation allowance required                  270,712                -

         Total Impaired Loans                 $  3,173,107     $    339,995

The valuation allowance is included in the allowance for loan losses on the balance sheet.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C - Loans and Allowance for Loan Losses (Continued)

The average recorded investments in impaired loans for the years 1998, 1997 and 1996 were $1,963,830, $535,018 and $373,579, respectively. At
December 31, 1998, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $252,637, $176,043 and $190,761 at December 31, 1998, 1997 and 1996, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 1998 and 1997:



                                                                                               1998             1997
Balance at beginning of year                                                              $  9,322,014     $  9,400,395
Additions                                                                                    5,356,897        6,443,059
Repayments                                                                                  (6,329,186)      (6,521,440)
No longer related
(3,374,568)               -
Balance at end of year                                                                     $ 4,975,157     $  9,322,014

Transactions in the allowance for loan losses were as follows:

                                                                             1998              1997             1996
Balance at beginning of year                                          $      2,604,080    $  2,380,700     $  2,058,456
Less-Charge-offs:
   Real estate -
      Residential                                                               45,133           31,028               -
   Commercial                                                                  148,425         163,504           53,236
   Agricultural                                                                702,594          16,664           50,089
   Individuals                                                                 681,310         496,788          637,280
                                                                             1,577,462         707,984          740,605
Add-Recoveries:
   Real estate -
      Residential                                                               22,668          23,020            1,810
      Nonresidential, nonfarm                                                        -               -           19,336
   Commercial                                                                   45,298          50,717           12,941
   Agricultural                                                                  9,866           2,975            2,683
   Individuals                                                                 179,159         347,152          243,079
                                                                               256,991         423,864          279,849
Net Charge-offs                                                              1,320,471         284,120          460,756

Add-Provision charged to operations                                          1,651,925         507,500          783,000
Balance at end of year                                                $      2,935,534    $  2,604,080     $  2,380,700

Ratio of net charge-offs to average
   loans outstanding during the year                                              0.78%           0.17%            0.29%

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:


                                                                                            Accumulated
                                                                                          Depreciation &      Carrying
1998                                                                         Cost          Amortization        Amount
   Land                                                               $        708,480    $          -     $    708,480
   Buildings                                                                 8,625,610       3,276,547        5,349,063
   Furniture and equipment                                                   5,147,896       4,005,687        1,142,209
   Leasehold improvements                                                      408,299          86,980          321,319

        TOTAL                                                         $     14,890,285    $  7,369,214     $  7,521,071

1997
Land                                                               $           573,180    $          -     $    573,180
   Buildings                                                                 7,992,786       2,995,308        4,997,478
   Furniture and equipment                                                   4,937,917       3,568,743        1,369,174
   Leasehold improvements                                                      408,299          72,002          336,297

        TOTAL                                                         $     13,912,182    $  6,636,053     $  7,276,129



The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.


                          Annual                            Annual
           Year         Commitments         Year          Commitments
           1999           49,722          2004 - 2008       30,000
           2000           49,532          2009 - 2013       30,000
           2001           20,422             2014            2,500
           2002            6,000
           2003            6,000

Rents charged to operations under operating lease agreements for the years 1998, 1997 and 1996 were $51,351, $55,014 and $53,704, respectively.

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:


                                                                              1998             1997

     Prepaid expenses                                                    $     242,970    $     126,970
     Federal Home Loan Bank stock                                              883,798          822,300
     Federal Reserve Bank stock                                                112,500          112,500
     Investment in single premium whole life insurance contract                567,554          545,725
     Insurance Receivable                                                      858,003                -
     Investment in insurance limited partnership and corporation                81,850           81,850
     Deferred income tax benefits                                              518,087          476,100
     Other                                                                      10,819            5,440
         TOTAL                                                           $   3,275,581    $   2,170,885

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998


Note F - Deposits

The following is a summary of deposits at December 31:

                                                                              1997             1996
     Noninterest bearing:
       Demand                                                            $  36,187,911    $  32,676,530
     Interest bearing:
       Demand                                                               20,759,927       19,572,520
       Savings                                                              28,305,283       28,563,877
       Other  time                                                          98,306,908       98,800,222
       Certificates of deposit $100,000 and over                            50,239,497       47,552,345
         TOTAL                                                           $ 233,799,526    $ 227,165,494

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

                                                                          1998           1997
     Notes payable to Federal Home Loan Bank:
       Dated 11-17-93, matures 12-01-08,
         payable $1,682 per month including
         interest at 5.95%                                            $   151,875    $   162,675
       Dated 6-22-94, matures 7-01-04, payable
         $11,077 per month including interest
         at 5.95%                                                         630,153        722,577
       Dated 10-16-95, matures 11-01-05,
         payable $2,750 per month including
         interest at 6.70%                                                182,243        202,294
       Dated 2-2-96, matures 3-01-16,
         payable $2,237 per month including
         interest at 6.50%                                                277,962        286,433
       Dated 2-12-96, matures 3-01-11,
         payable $3,087 per month including
         interest at 6.25%                                                316,494        333,184
       Dated 4-16-97, matures 5-1-2012,
         payable $4,607 per month including
         interest at 7.40%                                                469,392        489,137


           TOTAL                                                      $ 2,028,120    $ 2,196,300


The notes are secured by a pledge of Federal Home Loan Bank stock with a par value of $883,798 and a blanket pledge of $3,042,180 first mortgage loans against single family, 1-4 unit residential properties.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note G - Other Borrowed Funds (Continued)

Notes payable are scheduled to mature December 31:


     1999                                                                                179,030
     2000                                                                                190,585
     2001                                                                                202,890
     2002                                                                                215,995
     2003                                                                                229,952
     Thereafter                                                                        1,009,668

                                                                                     $ 2,028,120


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


Note I - Income Taxes

The components of income taxes for the three years ended December 31 are as follows




                                                           1998           1997           1995
     Federal
       Current                                         $ 1,644,651    $ 1,913,280    $ 1,830,769
       Deferred tax (benefit)                              (87,315)       (62,304)       (77,511)
                                                         1,557,336      1,850,976      1,753,258
     State                                                 351,879        364,891        342,578
     Provision for Income Taxes                        $ 1,909,215    $ 2,215,867    $ 2,095,836

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows


                                                           1998           1997           1996

     Federal taxes at statutory rate                   $ 1,942,130    $ 2,222,074    $ 2,093,868
     Increase (decrease) resulting from
       tax effect of:
         Tax exempt interest on obligations
           of states and political subdivisions           (228,102)      (202,983)      (219,420)
         State income taxes, net of federal
           income tax benefit                              232,224        240,828        226,101
         Dividend received deduction                       (13,190)       (43,863)       (27,523)
         Others, net                                       (23,847)          (189)        22,810
     Provision for Income Taxes                        $ 1,909,215    $ 2,215,867    $ 2,095,836

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I - Income Taxes (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:





                                                               1998            1997
     Deferred tax assets:
       Allowance for loan losses                          $    812,637    $    699,198
       Other real estate                                         2,795           3,831
       Deferred compensation                                         -          18,633

         Gross Deferred Tax Assets                             815,432         721,662

     Deferred tax liabilities:
       Investment securities                                    25,103          39,152
       Securities available for sale                           216,154         170,826
       Other securities                                         56,088          35,584

         Gross Deferred Tax Liabilities                        297,345         245,562

           Net Deferred Tax Assets                        $    518,087    $    476,100

Note J - Other Operating Expenses


The following table summarizes the components of other operating expenses for the years ended December 31:


                                               1998            1997            1996

       Directors' fees                    $    228,870    $    185,270    $    153,275
       Stationery and supplies                 182,799         189,936         184,158
       FDIC insurance                           27,580          26,935           2,000
       Other insurance                          44,437          45,470          50,686
       Collection and professional fees        260,796         165,473         116,938
       Postage                                 133,017         132,474         126,971
       Telephone                               126,946         112,618          96,901
       Other                                   723,335         681,555         640,360

                                          $  1,727,780    $  1,539,731    $  1,371,289


Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 1998 was $3,413,517. Contributions for the current year were calculated using the base salary amount of $3,007,329. The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $451,099, $461,674 and $455,234 in 1998, 1997 and 1996, respectively.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M - First Pulaski National Corporation (Parent Company Only) Financial Information


                                            BALANCE SHEETS
                                                                                   December 31,
ASSETS                                                                                 1998                1997
  Cash                                                                          $     2,679,615     $     2,623,627
  Loans to subsidiary                                                                   738,560             150,000
  Investment in subsidiaries, at equity                                              33,160,514          31,710,317
  Other assets                                                                          107,506              95,402
        TOTAL ASSETS                                                            $    36,686,195     $    34,579,346

LIABILITIES AND STOCKHOLDERS' EQUITY
  Stockholders' Equity
  Common stock, $1 par value; authorized - 10,000,000
      shares;  1,573,515 and 1,550,994 shares issued
      and outstanding                                                           $     1,573,515     $     1,550,994
  Capital surplus                                                                     7,105,124           6,413,294
  Retained earnings                                                                  27,590,464          26,285,955
  Net unrealized gains on securities available for sale, net of tax                     417,092             329,103
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    36,686,195     $    34,579,346

                                           STATEMENTS OF INCOME

                                                                              Years Ended December 31,
                                                                   1998                1997                1996
INCOME
  Dividends from subsidiaries                               $     2,498,423     $     2,311,927     $     2,130,927
  Other dividends                                                    90,211             184,297             115,642
                                                                  2,588,634           2,496,224           2,246,569
EXPENSES
  Education                                                          15,438              22,855              27,354
  Directors' fees                                                    69,700              47,400              33,100
  Stockholder's meeting                                              15,902              16,528              17,477
  Other                                                              20,819              21,273              14,799
                                                                    121,859             108,056              92,730
Income before applicable income taxes and equity in
  undistributed earnings of subsidiaries                          2,466,775           2,388,168           2,153,839
Reduction in consolidated income taxes arising from
  parent company tax operating loss                                  23,950              17,941              19,733

Income before equity in undistributed earnings of
  subsidiaries                                                    2,490,725           2,406,109           2,173,572
Equity in undistributed earnings of subsidiaries                  1,312,207           1,913,536           1,889,026

        NET INCOME                                          $     3,802,932     $     4,319,645     $     4,062,598

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M - First Pulaski National Corporation (Parent Company Only) Financial Information (Continued)


                                   STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,

                                                                   1998                1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $     3,802,932     $     4,319,645     $     4,062,598
  Adjustments to reconcile net income to net cash provided
    by operating activities -
      Equity in undistributed earnings of subsidiary             (1,312,207)         (1,913,536)         (1,889,026)
      (Increase) decrease in other assets                           (12,105)              6,181               6,262

        Cash Provided by Operating Activities                     2,478,620           2,412,290           2,179,834

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans                                                (588,560)           (150,000)                  -
  Investment in subsidiary                                          (50,000)            (50,000)                  -

        Cash Used by Investing Activities                          (638,560)           (200,000)                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid                                            (2,498,423)         (2,311,927)         (2,130,927)
  Proceeds from issuance of common stock                           714,351             537,022             501,476
  Common stock repurchased                                               -                  -             (761,484)

        Cash Used by Financing Activities                       (1,784,072)         (1,774,905)         (2,390,935)

INCREASE (DECREASE) IN CASH, net                                     55,988             437,385            (211,101)
CASH, beginning of year                                           2,623,627           2,186,242           2,397,343
CASH, end of year                                           $     2,679,615     $     2,623,627     $     2,186,242

Note N - Regulatory Requirements and Restrictions

The Corporation's bank subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve requirements was approximately $2,130,000 and $1,575,000 for the years ended December 31, 1998 and 1997, respectively.

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 1998, to the Parent Company was $6,017,895.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Regulatory Requirements and Restrictions (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject as of December 31, 1998.

As of March 23, 1998, the most recent notification from regulatory authorities categorized First Pulaski National Corporation and First National Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

                                                                                             To Be Well Capitalized
                                                                                                 under Prompt
                                                              For Capital                      Corrective Action
                               Actual                      Adequacy Purposes                      Provisions
                               ------                      -----------------                      ----------
                                             First                        First                            First
                                First        Pulaski        First         Pulaski               First     Pulaski
                              National       National      National       National           National     National
                                 Bank       Corporation       Bank      Corporation             Bank    Corporation
Amount:
Total Risk-Based Capital
(to Risk-Weighted Assets  $ 35,080,000       $38,662,000   $15,221,760   $15,284,720        $19,027,200  $19,105,900
Tier I Capital
(to Risk-Weighted Assets    32,695,000        36,267,000     7,610,880     7,642,360         11,416,320   11,463,540
Tier I Capital
(to Adjusted Total Assets   32,695,000        36,267,000     8,222,700     8,246,010         13,704,500   13,743.350

Ratios:
Total Risk-Based Capital
(to Risk-Weighted Assets         18.44%           20.24%          8.00%         8.00%             10.00%       10.00%
Tier I Capital
(to Risk-Weighted Assets         17.18%           18.98%          4.00%         4.00%              6.00%        6.00%
Tier I Capital
(to Adjusted Total Assets        11.93%           13.19%          3.00%         3.00%              5.00%        5.00%


Note N - Stock Option and Stock Purchase Plans

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


Note N - Stock Option and Stock Purchase Plans (Continued)

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



                                 1998           1997           1996
Net Income:
 As reported                 $   3,802,932  $   4,319,645  $   4,062,598
 Pro forma                       3,799,432      4,312,645      4,044,598
Earnings per Share:
 As reported                 $        2.43  $        2.80  $        2.67
 Pro forma                            2.43           2.79           2.66


In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 4.7 percent for all years; expected volatility of 7.9, 8.3 and 6.3 percent; risk-free interest rates of 6.0 percent in 1998 and 7.0 percent in 1997 and 1996; and expected lives of 4.4 years in all years.

Shares available for grants of options or rights to purchase at December 31, 1998 include 55,000 shares under the 1987 stock option plan, 91,910 shares under the 1994 outside directors stock option plan, 97,275 shares under the 1994 employee purchase plan and 85,000 shares under the 1997 stock option plan.

The 1987 and 1997 plans permit the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under each plan of which 60,000 shares have been granted and 40,000 shares have been exercised. These options expire 10 years from the date of grant.

The 1994 outside directors' stock option plan permits the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares is granted upon becoming a member of the Board of Directors, of which 250 shares is immediately exercisable and the remaining 250 shares are exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee is still serving as an outside director. In addition, each outside director receives an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expire ten years from the date of grant.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Stock Option and Stock Purchase Plans (Continued)

The following is a summary of the stock option and purchase plans activity for 1998, 1997 and 1996:





                          Stock Option Plans        Employee Purchase Plan
                             Shares       Shares       Shares
                            Available      Under      Available     Shares
                           for Option     Option    for Purchase   Purchased

Balance December 31, 1995       179,160     16,490        128,140            -

Granted                         (13,000)    13,000         (9,990)      (9,990)
Exercised                             -     (7,790)             -       (9,990)
                               --------   --------       --------     --------
Balance December 31, 1996       166,160     21,700        118,150            -

Additions                       100,000          -              -            -
Granted                          (9,750)     9,750         (8,453)       8,453
Exercised                             -    (10,045)             -       (8,453)
                               --------   --------       --------     --------
Balance December 31, 1997       256,410     21,405        109,697            -

Granted                         (24,500)    24,500        (12,422)      12,422
Exercised                             -     (9,836)             -      (12,422)
                               --------   --------       --------     --------
Balance December 31, 1998       231,910     36,069         97,275            -
                               ========   ========       ========     ========

Exercisable at December 31, 1998            16,319
                                        ==========

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 is $3.33, $4.79 and $4.50, respectively.

Note O - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                    1998         1997         1996
Numerator for basic and diluted earnings
 per share - income available to common
 shareholders                                 $3,802,932   $4,319,645   $4,062,598

Denominator for basic earnings per share -
 weighted-average basis                        1,560,113    1,539,866    1,522,591

Effect of dilutive stock options                   6,365        3,356        1,356

Denominator for diluted earnings per share -
 adjusted weighted-average shares              1,566,478    1,543,222    1,523,947

Basic earnings per share                           $2.44        $2.81        $2.67

Diluted earnings per share                         $2.43        $2.80        $2.67


FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P - Fair Values of Financial Instruments

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

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):


                                               1997                      1996
                                    Carrying Amount   Fair Value   Carrying Amount   Fair Value
Financial assets:
  Cash and short-term investments    $   22,397       $  22,397     $   16,292       $  16,292
  Securities                             71,562          71,853         71,216          71,366
  Loans                                 169,651         171,788        168,738         158,256
  Less: allowance for loan losses        (2,936)              -         (2,605)              -

Financial liabilities:
  Deposits                              233,800         234,138         227,165        212,766
  Other borrowed funds                    2,028           2,432           2,196          1,785
Unrecognized financial instruments:
  Standby letter of credit                    -              (1)              -             (1)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Q - Other Financial Instruments, Commitments and Contingencies

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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:



                                            Contract or Notional
                                                   Amount

                                             1998          1997
Commitments to extend credit           $  18,178,885  $  14,811,580
Standby letters of credit                    539,416        630,374
Mortgage loans sold with repurchase
  requirements outstanding                 3,023,651      1,737,347


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

In the normal course of business, the Corporation and its subsidiaries are involved in various other legal proceedings. Management has concluded, based upon advice of legal counsel, that the result of these proceedings will not have a material effect on the consolidated financial statements of the Corporation and its subsidiaries.

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four-digits, to indicate the year. These computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The problem is not limited to computer systems, or any particular industry. Year 2000 issues will potentially affect every system that has an embedded microchip containing this flaw, such as alarm systems, vaults and elevators. The Corporation is committed to addressing the Year 2000 challenges in a timely and responsible manner. It has dedicated resources to do so with the goal that

              FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Q - Other Financial Instruments, Commitments and Contingencies (Continued)

systems and services will not be compromised or otherwise negatively impacted by computer-based entries and record keeping related to the century date change. The Corporation organized a Year 2000 Steering Committee, that has been active since 1997, to identify, address and mitigate key Year 2000 risks in the organization.. This committee meets monthly and reports on a quarterly basis to the Board of Directors The committee developed a Year 2000 Plan which has five phases: awareness, assessment and planning, renovation, testing and implementation. The awareness and assessment and planning phases were completed in 1998. The Corporation expects the renovation and testing phases to be completed in the first quarter of 1999. The Corporation's operations could be materially affected if the operations of those companies who provide the Corporation with mission-critical applications, systems and services are materially affected by the Year 2000 issue. Failure of these parties to achieve Year 2000 readiness could substantially affect the Corporation's operations. In response to this concern, the Corporation is in constant dialogue with key service providers and is performing due diligence over their remediation and testing efforts. All mission-critical vendors have informed the Corporation that they are Year 2000 compliant as of December 31, 1998. The Corporation's Year 2000 Contingency Plan was approved by the Board of Directors in January 1999. The contingency plan has been designed to assure that mission-critical systems will continue in the event that one or more systems should fail. The Corporation intends to update and revise its contingency plans as the validation process continues. The Corporation estimates that the total cost of the expenses associated with year 2000 issues will be approximately $137,400. This estimate excludes internal personnel costs, as the Corporation does not track and specifically assign these costs. The Corporation has paid approximately $32,400 of these costs to date, which represents 24% of the projected total costs. At this time, management does not believe these costs will have a material effect on the operations or financial performance of the Corporation. The above discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to the Corporation's Year 2000 compliance efforts and the impact of Year 2000 issues on the Corporation's business and operations. These statements are based on information currently available to management. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates and forward-looking statements, including many factors that are beyond the control of the Corporation. These factors include, but are not limited to:
(a) the success of the Corporation in identifying systems and programs that are not Year 2000 compliant, (b) the continuing availability of experienced consultants and information technology personnel, (c) the nature and amount of programming required to upgrade or replace each of the affected programs,
(d) the ability of third parties to complete their own Year 2000 remediations on a timely basis, and (e) the ability of the Corporation to implement contingency plans.


Note R - Pending Litigation

The Bank has filed suits for amounts owed on promissory notes and/or guaranty agreements from relatives and certain entities of the relatives of the former CEO of the Corporation. The defendants, in March 1999, filed a counter-complaint against the Corporation's bank subsidiary (the "Bank") alleging (i) that the Bank knew or should have known of certain activities of the former CEO, and that the Bank had a duty to inform the defendants of these activities, (ii) that the Bank was negligent and reckless in placing the CEO in a position to commit fraud on the defendants and (iii) the Bank, through its officers, directors and employees, intentionally, recklessly and fraudulently concealed the CEO's fraudulent conduct from the defendants. The defendant's counter-complaint seeks $8 million in compensatory and $20 million in punitive damages. The Bank will continue to vigorously assert its rights in the cases and will vigorously contest all claims asserted by the defendants in their counter-complaint, which the Bank believes are totally without merit.

INDEPENDENT AUDITOR'S REPORT




Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



[S] Putman & Hancock


Fayetteville, Tennessee
February 23, 1999, except for Note R, as to which the date is March 22, 1999

ITEM 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None required to be described.


PART III


The information required by Part III of this Form 10-K is incorporated by Reference to the Corporation's definitive proxy statement to be file no later than April 30, 1999.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a) (1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Corporation and its subsidiary are included in Part II, Item 8:

Consolidated Balance Sheets--December 31, 1998 and 1997.

Consolidated Statement of Income--Years Ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Changes in Stockholders' Equity-Years Ended December 31, 1998, 1997 and 1996.

The following parent company only financial statements for the First Pulaski National Corporation are included in Part II, Item 8:

Balance Sheets--December 31, 1998 and 1997.

Statements of Income--Years Ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996.


14(a) (3) Listing of Exhibits

Statement Regarding Computation of Per Share Earnings - Included in Note A to Financial Statements, Part II, Item 8.

Consent of Putman & Hancock, Certified Public Accountants - Included in items referenced in paragraph (c) of this item, on following pages.

Financial Data Schedule


14(b) Reports on Form 8-K

During the last quarter of 1998, no Form 8-K reports were required to be filed.


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


                                      First Pulaski National Corporation
                                      ----------------------------------
                                                (Registrant)




Date:  3-24-99                      By: /s/ James T. Cox
    -----------------                  ---------------------------------------
                                        James T. Cox, Acting President & Chief
                                        Executive Officer




Date:  3-24-99                      By:  /s/ Harold Bass
    -----------------                 --------------------------------------
                                        Harold Bass, Acting Secretary/Treasurer
                                        (The Corporation's Acting Principal
                                         Financial Officer and Principal
                                         Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the succeeding page by the following persons on behalf of the registrant and in the capacities indicated.



/s/ David E. Bagley                                 /s/ Johnny Bevill
------------------------------                      ----------------------------
David E. Bagley, Director                           Johnny Bevill, Director



/s/ James K. Blackburn IV                           /s/ Wade Boggs
------------------------------                      ----------------------------
James K. Blackburn IV, Director                     Wade Boggs, Director



/s/ James H. Butler                                 /s/ Thomas L. Cardin
------------------------------                      ----------------------------
James H. Butler, Director                           Thomas L. Cardin, Director



/s/ Joyce F. Chaffin                                /s/ James T. Cox
------------------------------                      ----------------------------
Joyce F. Chaffin, Director                          James T. Cox, Director



/s/ Parmenas Cox                                    /s/ G. G. Dugger DDS
------------------------------                      ----------------------------
Parmenas Cox, Director                              Greg G. Dugger DDS, Director



/s/ Charles D. Haney MD                             /s/ Morris Ed Harwell
------------------------------                      ----------------------------
Charles D. Haney MD, Director                       Morris Ed Harwell, Director



/s/ James Rand Hayes                                /s/ D. Clayton Lee
------------------------------                      ----------------------------
James Rand Hayes, Director                          D. Clayton Lee, Director



/s/ Kenneth R. Lowry                                /s/ Beatrice J. McElroy
------------------------------                      ----------------------------
Kenneth R. Lowry, Director                          Beatrice J.McElroy, DirectoR



/s/ William A. McNairy                            /s/ W. Harwell Murrey MD
------------------------------                    ----------------------------
William A. McNairy, Director                      W. Harwell Murrey MD, Director


/s/ Bill Yancey
------------------------------
Bill Yancey, Director

                    	INDEX TO EXHIBITS

EXHIBIT
NUMBER


3.1   Charter

3.2	  Bylaws

11    Statement Regarding Computation of Per Share
      Earnings -- Included in Note A to Financial
      Statements, Part II, Item 8

21 	  Subsidiaries of the Registrant

24    Consent of Putman & Hancock, Certified Public
      Accountants

27    Financial Data Schedule

Exhibit 3.1

                                 CHARTER

                                   OF

                     FIRST PULASKI NATIONAL CORPORATION


THE UNDERSIGNED natural person, having capacity to contract and acting as the incorporator of a corporation under the Tennessee General Corporation Act, adopts for following Charter for such corporation:
1. Name.  The name of the Corporation is FIRST PULASKI NATIONAL CORPORATION.
2. Duration.  The duration of the Corporation is perpetual.
3. Address.  The address of the principal office of the Corporation in the
   State of Tennessee shall be 206 South First Street, Pulaski, Tennessee
   38478.
4. Profit.   The Corporation is for profit.
5. Purpose. The purpose or purposes for which the Corporation is organized are:
     To purpose, own and hold the stock of other corporations and associations, and to do every act and thing covered generally by the term "holding company" or "holding corporation," to direct the operations of banking or other corportions or associations through the ownership of stock therein or through any form of contract, trust or other agreement, and in connection therewith, or in aid thereof;
     To purchase, subscribe for, or otherwise acquire and own, hold, use, sell, assign, transfer, mortgage, pledge, exchange, create security interests in, or otherwise dispose of real and personal property of every kind and description, including good will, trade names, rights and franchises, and including shares of stock, certificates or other interests in voting trust for shares of stock, or any bonds, debentures, notes, evidences of indebtedness or other securities, contracts or obligations of any banking or other corporation or corporations, association or associations, organized under the laws of the State of Tennessee or the United States of America or any other state or district or country, nation or government, and to pay therefor in whole or in part in cash or by exchanging therefor, stocks, bonds or other evidences of indebtedness or securities of this or any other corporation, and while the owner or holder of any such real or personal property, stock, bonds, debentures, notes, evidences of indebtedness or other securities, contracts, or obligations, to receive, collect and dispose of the interest, dividends and income arising therefrom and to possess and exercise in respect thereof, all of the rights, powers and privileges of ownership, including all voting powers on any stocks, voting trust certificates, or other securities so owned; and in connection with any acquisition, disposition, pledge or other act of ownership with regard to any such stocks, securities or other property, whether tangible or intangible, to assume or guarantee performance of any liabilities, obligations or contracts of any persons, firms, corporations or associations; To organize or promote or facilitate, the organization of any corporation, association, partnership, subsidiary or other entity, under the laws of Tennessee or the United States of America or any other state or district or county, nation or government, for the purpose of transacting, promoting or carrying on a banking or any other lawful business or purpose or purposes; To merge, consolidate, dissolve, wind up or liquidate any corporation, association or their entity which this corporation may organize, purchase or otherwise acquire or have an interest in, or to cause the same to be merged, consolidated, dissolved, wound up or liquidated;
To aid, either by loans or by guaranty of securities or in any other manner, any corporation, association, building, enterprise, venture, or voting trust, domestic or foreign, shares of stock in which or any bonds, debentures, notes, securities, evidences of indebtedness, contracts or obligations of which are held by this corporation, directly or indirectly, or in which, or in the welfare of which, this corporation shall have any interest, and to do any acts designed to protect, preserve, improve or enhance the value of any property at any time held or controlled by it or in which it may at any time be interested, directly or indirectly, through other corporations or otherwise; and To engage in management consulting or to provide management services for any corporation, association, business, enterprise, venture or property in which, or in the welfare of which, this corporation shall have any interest; and To carry on any business whatsoever that this corporation may deem proper or convenient in connection with any of the foregoing purposes or otherwise, or that it may deem calculated, directly or indirectly, to improve the interests of this Corporation, and to do all things specified in the Tennessee General Corporation Act, and to have and to exercise all powers conferred by the laws of the State of Tennessee on corporations formed under the laws pursuant to which and under which this Corporation is formed, as such laws are now in effect or may at any time hereafter be amended and to do any and all things hereinabove set forth to the same extent and as fully as natural persons might or could do, either alone or in connection with other persons, firms, associations or corporations, and in any part of the world.
  The foregoing statement of purposes shall be construed as a statement of both purposes and powers, shall be liberally construed in aid of the powers of this Corporation, and the powers and purposes stated in each clause shall, except where otherwise stated, be in nowise limited or restricted by an term or provision of any other clause, and shall be regarded not only as independent purposes, but the purposes and powers stated shall be construed distributively as each object expressed, and the enumeration as to specific powers shall not be construed as to limit in any manner the aforesaid general powers, but are in furtherance of and in addition to an not in limitation of said general powers.
6. The Corporation shall have and exercise all powers necessary or convenient to effect any and all of the purposes for which the Corporation is organized and shall likewise have the powers provided by the Tennessee
General Corporation Act, as codified in Tennessee Code Annotated, Sections 48-101, et seq., or as the same shall hereinafter be amended.
7. The property, affairs and business of the Corporation shall be managed by a Board of Directors. The number of Directors shall be as specified in the By-Laws of the Corporation. The Directors shall be elected by the stockholders at the annual meeting of the stockholders and each director shall be elected and shall qualify. A director shall be a stockholder in order to serve on the Board of Directors.
  In furtherance and not in limitation of the powers conferred by the laws of the State of Tennessee, the Board of Directors is expressly authorized and empowered:
(a) To make, alter, amend and repeal the By-Laws, subject to the power of the stockholders to alter or repeal the By-Laws made by the Board of Directors;
(b) To authorize and issue, without stockholder consent, obligations of the Corporation, secured and unsecured, under such terms and conditions as the Board in its sole discretion may determine, and to pledge or mortgage as security therefor any real or personal property of the Corporation, including after acquired property;
(c) To determine whether any and, if so, what part of the earned surplus of the Corporation shall be paid in dividends to the stockholders, and to direct and determine other use and disposition of any such earned surplus;
(d) To establish bonus, profit sharing, stock option, or other types of incentive compensation plans for the employees, including officers and directors of the Corporation; to fix the amount of profits to be shared or distributed; and to determine the persons who participate in any such plans and the amount of their respective participations;
(e) To designate by resolution or resolutions passed by a majority of the whole Board one or more committees, each consisting of three (3) or more directors, which, to the extent permitted by law and authorized by the resolution or the By-Laws, shall have and may exercise the powers of the Board;
(f) To provide for the reasonable compensation of its own members in the By-Laws and to fix the terms and conditions upon which such compensation will be paid;

(g) In addition to the powers and authority hereinbefore or by statute expressly conferred upon it, the Board of Directors may exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject nevertheless to the provisions of the laws of the State of Tennessee, these Articles of Incorporation, and the By-Laws of the Corporation.
8. The private property of the stockholders shall not be subject to the payment of any corporate debts to any extent whatever.
9. The maximum number of shares which the Corporation shall have the authority to issue is 100,000 shares, having a par value of $1.00 per share. All stock issued by the corporation shall not have any pre-emptive rights.
10. The Corporation will not commence business until consideration of $1,000.00 has been received from the issuance of shares.
11. The provisions of this Charter of Incorporation may be amended, altered, or repealed from time to time to the extent, and in the manner prescribed b y the laws of the State of Tennessee, and any additional provisions so authorized maybe added. All rights herein conferred on the director, officers, and stockholders are granted subject to this reservation.

THE UNDERSIGNED APPLIES TO THE STATE OF TENNESSEE BY VIRTUE OF THE LAWS OF THE LAND FOR A CHARTER OF INCORPORATION FOR THE PURPOSES AND WITH THE POWERS DECLARED IN THE FOREGOING INSTRUMENT.

DATED THIS 19TH DAY OF JANUARY, 1981.



                                          /s/ William L. Small

                                           William L. Small, Incorporator

                    DESIGNATION OF REGISTERED AGENT

                                   OF

                    FIRST PULASKI NATIONAL CORPORATION



TO THE SECRETARY OF STATE OF THE STATE OF TENNESSEE:

   Pursuant to the provisions of Section 48-1201 of the Tennessee General Corporation Act, the undersigned incorporator of a domestic corporation, being authorized under the Act, submits the following statement for the purpose of designating the registered agent for the corporation in the State of Tennessee.
   FIRST:  The name of the corporation is FIRST PULASKI NATIONAL CORPORATION.
   SECOND: The name and street address of its registered agent in the State of Tennessee shall be: Mr. R. E. Curry, 206 South First Street, Pulaski, Tennessee 38478.
   DATED:  This the 19th day of January, 1981.


                  /s/ William E. Small

                        William E. Small, Incorporator

                    ARTICLES OF AMENDMENT TO THE CHARTER

                                     OF

                     FIRST PULASKI NATIONAL CORPORATION



     Pursuant to the provisions of Section 48-1-303 of the Tennessee General Corporation Act, the undersigned Corporation adopts the following Articles of Amendment to its Charter:
     (1) The name of the Corporation is:
       First Pulaski National Corporation
     (2) The Amendment adopted is:
Paragraph #9 of the Chapter is deleted and the following is inserted:
          9. The maximum number of shares which the Corporation shall have the authority to issue is 200,000 shares, having a par value of $1.00 per share. All stock not having any pre-emptive rights.
     (3) The Amendment was duly adopted at a meeting of the shareholders on April 3, 1986.
     (4) This amendment shall be effective when filed by the Secretary of State.

Dated the 4th day of April, 1986.


               FIRST PULASKI NATIONAL CORPORATION


               By: /s/ Robert E. Curry
               Title:  President

                  ARTICLES OF AMENDMENT TO THE CHARTER
                                  OF
                   FIRST PULASKI NATIONAL CORPORATION

   Pursuant to the provisions of Sections 48-20-101 et seq of the Tennessee Business Corporation Act, the undersigned Corporation adopts the following Articles of Amendment to its Charter:
(1) The name of the Corporation is:

First Pulaski National Corporation

(2) The Amendment adopted is:
By adding paragraph #12 to the Charter as follows:
12. To the fullest extent permitted by the Tennessee Business Corporation Act as the same may be amended from time to time, a director of the Company shall not be liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director. If the Tennessee Business Corporation Act is amended after approval by the Shareholders of the provision to authorize corporate action further eliminating or limiting the personal liability of directors, the liability of a director of the Company shall be eliminated or limited to the fullest extent permitted by the Tennessee Business Corporation Act, as so amended from time to time. Any repeal or modification of this paragraph shall not adversely affect any right of protection of a director of the Company existing at the time of such repeal or modification or with respect to events occurring prior to such time.
(3) The Amendment was duly adopted at a meeting of the shareholders on April 7, 1998.
(4)   This Amendment shall be effective when filed by the Secretary of State.

Dated the 8th day of April, 1988.

               FIRST PULASKI  NATIONAL CORPORATION

               By: /s/ William R. Horne
                   William R. Horne
                   Title:   President

                    ARTICLES OF AMENDMENT TO THE CHARTER
                                     OF
                     FIRST PULASKI NATIONAL CORPORATION


   Pursuant to the provisions of Sections 48-20-101 et seq of the Tennessee Business Corporation Act, the undersigned Corporation adopts the following Articles of Amendment to its Charter:
(3) The name of the Corporation is:
    First Pulaski National Corporation
(4) The Amendment adopted is:
    Paragraph #9 of the Charter is deleted and the following is inserted:

    9. The maximum number of shares which the Corporation shall have the authority to issue is 500,000 shares, having a par value of $1.00 per share. All stock not having any pre-emptive rights.

(3) The Amendment was duly adopted at a meeting of the shareholders on April 4, 1991.
(4)   This Amendment shall be effective when filed by the Secretary of State.

Dated the 4th day of April, 1991.

               FIRST PULASKI  NATIONAL CORPORATION

               By:  /s/ William R. Horne
                    William R. Horne
                    Title:   President

                   ARTICLES OF AMENDMENT TO THE CHARTER

                                     OF

                    FIRST PULASKI NATIONAL CORPORATION



     Pursuant to the provisions of Section 48-20-101 of the Tennessee General Corporation Act, the undersigned Corporation adopts the following Articles of Amendment to its Charter:
     (3) The name of the Corporation is:
              First Pulaski National Corporation
     (4) The Amendment adopted is:
         Paragraph #9 of the Chapter is deleted and the following is inserted:
         10. The maximum number of shares which the Corporation shall have the authority to issue is 1,800,000 shares, having a par value of $1.00 per share. All stock not having any pre-emptive rights.

     (3) The Amendment was duly adopted at a meeting of the shareholders on April 21, 1994.
(5) This Amendment shall be effective when filed by the Secretary of State.

     Dated the 21st day of April, 1994.


               FIRST PULASKI NATIONAL CORPORATION


                  By:  /s/ William R. Horne

                  Title:  President

                        ARTICLES OF AMENDMENT TO THE CHARTER

                                          OF

                         FIRST PULASKI NATIONAL CORPORATION



     Pursuant to the provisions of Section 48-20-101 of the Tennessee General Corporation Act, the undersigned Corporation adopts the following Articles of Amendment to its Charter:
     (5) The name of the Corporation is:
              First Pulaski National Corporation
     (6) The Amendment adopted is:
         Paragraph #9 of the Chapter is deleted and the following is inserted:
         11. The maximum number of shares which the Corporation shall have the authority to issue is 10,000,000 shares, having a par value of $1.00 per share. All stock not having any pre-emptive rights.
     (3) The Amendment was duly adopted at a meeting of the shareholders on April 18, 1996.
     (6) This Amendment shall be effective when filed by the Secretary of State.

     Dated the 18th day of April, 1996.


               FIRST PULASKI NATIONAL CORPORATION


                  By: /s/ William R. Horne

                  Title:  President

Exhibit 3.2

                                    BY-LAWS

   OF

                        FIRST PULASKI NATIONAL CORPORATION


                                   ARTICLE I
                                    OFFICES

The principal office of the corporation in the State of Tennessee shall be located in the City of Pulaski, County of Giles. The corporation may have such other offices, either within or without the State of incorporation as the Board of Directors may designate or as the business of the corporation may from time to time require.

                                  ARTICLE II
                                 STOCKHOLDERS

1.  ANNUAL MEETING.

The annual meeting of the stockholders shall be set annually by the Board of Directors each year, beginning with the year 1981, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day.

2.  SPECIAL MEETINGS.

Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chairman of the Board, President or by the directors, and shall be called by the President at the request of the holders of not less than 25 percent of all the outstanding shares of the corporation entitled to vote at the meeting.

3.  PLACE OF MEETING.

The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place shall be the principal office of the corporation.

4.  NOTICE OF MEETING.

Written or printed notice stating the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called and the person or persons calling the meeting, shall be delivered either personally or by mail by or at the direction of the Chairman of the Board, President, Secretary, officer, person or persons calling the meeting, to each stockholder entitled to vote at the meeting. If mailed, such notice shall be delivered not less than ten (10) nor more than sixty (60) days before the date of the meeting, and shall be deemed to be delivered when deposited in the United States Mail addressed to the stockholder at his address as it appears on the stock transfer or membership books of the corporation, with postage thereon pre-paid. If delivered personally, such notice shall be delivered not less than five (5), nor more than sixty (60) days before the date of the meeting, and shall be deemed delivered when actually received by the shareholder. A certificate of the Secretary or other person giving the notice, or a transfer agent of the corporation, that the notice required by the section has been given, in the absence of fraud, shall be prima facie evidence of the facts therein stated.

5.  WAIVER OF NOTICE.

A stockholder, either before or after a stockholders' meeting, may waive notice of the meeting; and his waiver shall be deemed the equivalent of giving notice. Attendance at a stockholders' meeting, either in person or by proxy, of a person entitled to notice, shall constitute a waiver of notice of the meeting unless he attends for the express purpose of objecting to the transaction of business on the ground that the meeting was not lawfully called or convened.

6.  JUDGES OF ELECTIONS.

Every election of directors shall be managed by three judges, who shall be appointed from among the stockholders by the Board of Directors. The judges of elections shall hold and conduct the election at which they are appointed to serve; and, after the election, they shall file with the Secretary a certificate under their hands, certifying the result thereof and the name of the directors elected. The judges of election, at the request of the chairperson of the meeting, shall act as tellers of any other vote by ballot, taken at such meeting, and shall certify the result thereof.

7.  CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE.

For the purpose of determining stockholders entitled to notice of or entitled to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the board of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, forty days. If the stock transfer books shall be closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the board may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not less than ten days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

8.  QUORUM AND ADJOURNMENTS.

At any meeting of stockholders fifty percent of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding share are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time. Notice of the adjourned meeting or of the business to be transacted there, other than by announcement at the meeting at which the adjournment is taken, shall not be necessary. At such adjournment meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

9.  PROXIES.

At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. A proxy shall not be valid after eleven months from the date of its execution unless a longer period is expressly stated in it.

10.  VOTING.

Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote standing in his name on the books of the corporation. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or by the laws of this State.

11.  ORDER OF BUSINESS.

The order of business at all meetings of the stockholders shall be as follows:

a.  Proof of notice of meeting or waiver of notice.

b.  Reading of minutes of preceding meeting.

c.  Reports of Officers.

d.  Election of Directors.

e.  Unfinished Business.

f.  New Business.

12.  INFORMAL ACTION BY STOCKHOLDERS.

Unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                               ARTICLE III
                           BOARD OF DIRECTORS

1.  GENERAL POWERS.

The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws, the Charter of Incorporation, and the laws of this State.

2.  NUMBER, TENURE AND QUALIFICATIONS.

The number of directors of the Corporation shall be at least five (5) and not more than thirty-five (35) as the Board of Directors shall from time to time determine. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.
Only persons who are nominated in accordance with the procedures set forth in this Section 2 shall be eligible for election as a Director. Nominations of persons for election to the Board of Directors of the Corporation may be made at meeting of stockholders by or at the direction of the Board of Directors or by any stockholder of the Corporation entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in this Section 2. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation within the time periods set forth in Rule 14a-8(a)(3) enacted pursuant to the Securities Exchange Act of 1934, as amended. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a Director, (i) the name, age, business and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Corporation which are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such persons' written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Corporation's books, of such stockholder and (ii) the class and number of shares of the Corporation which are beneficially owned by such stockholder. Any nominations for directors not in accordance with this requirement may be disregarded by the Chairman of the meeting, and upon instruction by the chairman, votes cast for each such nominee shall be disregarded. In the event, however, a person should be nominated by more than one stockholder, and if one such nomination complies with this requirement, such nomination shall be honored, and all shares voted for such nominees shall be counted.

No person shall be nominated as a director who shall have attained the age of seventy-five (75) years, on or before the annual meeting at which directors are to be elected. However, the foregoing requirement, as to age, shall not apply to any person holding directorship on March 1, 1983, that is on said date seventy-five (75) years of age or older; however, the age restriction of seventy-five (75) years shall not apply to Parmenas Cox, presently Senior Chairman of the Board.

3.  HONORARY DIRECTORS.

The stockholders may from time to time elect honorary directors who shall be chosen from individuals who have previously served as directors of the corporation and these honorary directors shall act in an advisory capacity only, without power of final decision nor the power to vote in matters concerning the business of the corporation.

4.  REGULAR MEETINGS.

A regular meeting of the directors shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than such resolution.

5.  SPECIAL MEETINGS.

Special meetings of the directors may be called by or at the request of the Chairman of the Board, the President or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

6.  NOTICE.

Notice of any special meeting shall be given at least five days previously thereto by written notice delivered personally, or by telegram mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company.

7.  WAIVER OF NOTICE.

A director may waive in writing notice of a special meeting of the Board either before or after a meeting; and his waiver shall be deemed the equivalent of giving notice. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

8.  QUORUM.

At any meeting of the directors a majority of the directors in office shall constitute a quorum for the transaction of business. If a quorum is present, the acts of a majority of the directors in attendance shall be the acts of the Board.

9.  ADJOURNMENT.

A meeting of the Board of Directors may be adjourned. Notice of the adjourned meeting or of the business to be transacted there, other than by announcement at the meeting at which the adjournment is to be taken, shall not be necessary. At an adjourned meeting at which a quorum is present, any business may be transacted which could have been transacted at the meeting originally called.

10.  NEWLY CREATED DIRECTORSHIPS AND VACANCIES.

Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of a majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by designation, death, or removal shall be elected to hold office for the unexpired term of his predecessor.

11.  REMOVAL OF DIRECTORS.

Any or all of the directors may be removed for cause by vote of the stockholders. Directors may be removed without cause only by vote of a majority of the stockholders entitled to vote at a regular or special meeting.

12.  RESIGNATION.

A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.




13.  COMPENSATION.

Directors shall not receive a salary for their services as a director; but by resolution of the board, a fixed sum and expenses for each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of standing and special committees of the Board may also be compensated for their services and expenses for attending committee meetings as the board may, by resolution, direct.

14.  PRESUMPTION OF ASSENT.

A director of the corporation who is present at a meeting of the directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

15.  EXECUTIVE AND OTHER COMMITTEES.

The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of three or more directors. Each such committee shall serve at the pleasure of the board.

16.  INFORMAL ACTION.

If all the directors severally and collectively consent in writing to any action taken or to be taken by the corporation and the writing or writings evidencing their consent are filed with the Secretary of the corporation, the action shall be as valid as though it had been authorized at a meeting of the Board.

                                 ARTICLE IV
                                  OFFICERS

1.  NUMBER.

The officers of the corporation shall be a Chairman of the Board, President, one or more vice-presidents, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors. Any officer other than the Chairman of the Board and President may be, but is not required to be, a director of the corporation.

2.  ELECTION AND TERM OF OFFICE.

The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

3.  REMOVAL.

Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

4.  VACANCIES.

A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

5.  CHAIRMAN OF THE BOARD.

The Chairman of the Board shall supervise the carrying out of the policies adopted or approved by the Board. He shall have general executive powers, as well as the specific power conferred by these By-laws. He shall also have and may exercise such further powers and duties as from time to time may be conferred upon, or assigned to him by the Board of Directors.

6.  PRESIDENT.

The President shall be chief executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, in the absence of the Chairman of the Board, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation, thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

7.  VICE-PRESIDENT.

In the absence of the President or in event of his death, inability or refusal to act, the vice-president designated by the board shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. Such vice-president or other vice-presidents shall perform such other duties as from time to time may be assigned to him by the president or by the directors.

8.  SECRETARY.

The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books for the corporation and in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

9.  TREASURER.

If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for monies due and payable to the corporation from any source whatsoever, and deposit all such monies in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the President or by the directors.

10.  SALARIES.

The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation. The salaries of other agents or employees of the corporation may be fixed by the Board of Directors or by an officer or committee to whom that function has been delegated by the Board.

11.  DELEGATION OF DUTIES.

Whenever an officer is absent or whenever for any reason the Board of Directors may deem it desirable, the Board may delegate the powers and duties of an officer to any other officer or officers or to any director or directors.


                                  ARTICLE V
                     CONTRACTS, LOANS, CHECKS AND DEPOSITS

1.  CONTRACTS.

The directors may authorize any officer or officer, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

2.  LOANS.

No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

3.  CHECKS, DRAFTS, ETC.

All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

4.  DEPOSITS.

All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.

                               ARTICLE VI
               CERTIFICATES FOR SHARES AND THEIR TRANSFER

1.  CERTIFICATES FOR SHARES.

Certificates representing shares of the corporation shall be in such form as shall be determined by the directors. Such certificates shall be signed by the President and by the secretary or by such other officers authorized by law and by the directors. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the stockholders, the number of shares and date of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the directors may prescribe.

2.  TRANSFERS OF SHARES.

(a) Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the corporation which shall be kept at its principal office.

(b) The corporation shall be entitled to tract the holder of record of any share as the holder in fact thereof, and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of this State.

                                  ARTICLE VII
                                  FISCAL YEAR

The fiscal year of the corporation shall begin on the first day of January in each year.

                                  ARTICLE VIII
                                    DIVIDENDS

The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions allowed by law.

                                   ARTICLE IX
                                      SEAL

The directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal", PROVIDED, HOWEVER, that the validity of any corporate document shall not be affected by the absence of the Corporate Seal.

                                   ARTICLE X
                               INDEMNIFICATION

To the extent not inconsistent with the laws of the State of Tennessee as in effect from time to time, every person (and the heirs, executors and administrators of such person) who is a director or officer of the corporation shall in accordance with the provisions of this ARTICLE X be indemnified by the corporation against any and all liability and reasonable expense that may be incurred by him in connection with or resulting from any claim, action, suit or proceeding; provided, however, that such person (or his heirs, executors or administrators) is wholly successful with respect thereto or such director or officer acted in good faith, in what he reasonably believed to be the best interest of the Corporation and, in addition, with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. The termination of any claim, action, suit or proceeding by judgment, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a director or officer did not meet the standards of conduct set forth in this Article X.

For purposes of this ARTICLE X, the following terms shall have the meanings specified:

(1) "claim, action, suit or proceeding" shall include any claim, action, suit or proceeding (whether brought by or in the right of the corporation or any other corporation or otherwise), civil, criminal, administrative or investigative, or the threat thereof, in which any person (or the heirs, executors or administrators of such person) who is or was a director of the corporation may become involved as a party or otherwise;

(a) by reason of his being or having been a director or officer of the corporation or of any subsidiary corporation of the corporation, or of any other corporation which he served as such at the request of the corporation or of which the corporation directly or indirectly is a stockholder or creditor, or in which, or in the stocks, bonds, securities or other obligations of which it is in any way interested; or

(b) by reason of his acting or having acted in any capacity in a partnership, association, trust or other organization or entity in which he served as such at the request of the corporation or of which the corporation directly or indirectly is an owner or creditor, or in which, or in the shares, bonds, securities or other obligations of which it is in any way interested;

(2) "liability" and "expense" shall include, but shall not be limited to, counsel fees of, disbursements and amounts of judgments, fines or penalties against, and amounts paid in settlement by or on behalf of, the person in question, but shall not in any event include any liability on account of profits realized by him in the purchase or sale of securities of the corporation or any expense incurred in connection with such liability; and

(3) "wholly successful", with respect to any action, suit or proceeding against the person in question, shall include termination thereof without any finding of liability or guilt against such person and, with respect to any claim or threat of an action, suit or proceeding against the person in question, shall include the expiration of a reasonable period of time after the making thereof without the institution of the same if no payment has been made to cause cancellation of such claim or withdrawal of such threat.

Every person (and the heirs, executors and administrators of such person) referred to in the first paragraph of ARTICLE X who has been wholly successful with respect to any claim, action, suit or proceeding shall be entitled to indemnification. Every other person claiming indemnification under the first paragraph of this Article X (and the heirs, executors and administrators of such person) shall be entitled to indemnification if independent legal counsel, other than regular counsel of the corporation or other disinterested person or persons, in either case selected and compensated by the board, whether or not a disinterested quorum exists (such counsel of person or persons being hereinafter called a referee), shall deliver to the corporation his written finding that such director or officer has met the standards of conduct set forth in the first paragraph of this ARTICLE X. The person claiming indemnification shall at the request of the referee appear before him and answer questions which the referee deems relevant and shall be given ample opportunity to present to the referee evidence upon which he relies for indemnification. The corporation shall at the request of the referee, make available to him facts, opinions or other evidence in any way relevant for his finding which are within the possession or control of the corporation.

Expenses incurred with respect to any claim, action, suit or proceeding may be advanced by the corporation (by action of the board whether or not a disinterested quorum exists) prior to the final disposition thereof upon receipt of an undertaking by or on behalf of the recipient to repay such amount unless he becomes entitled to indemnification under this ARTICLE X.

The rights of indemnification provided in this ARTICLE X shall be in addition to any rights to which any such director or officer may otherwise be entitled by contract or as a matter of law. Persons who are not directors or officers of the corporation, but are or were employees of the corporation or any subsidiary (or the heirs, executors and administrators of such person) may be indemnified to the extent authorized at any time or from time to time by the board. Notwithstanding the provisions of this ARTICLE X, the board may, at any time or from time to time, approve indemnification of directors, officers or other persons to the full extent permitted by the provisions of the laws of the State of Tennessee at the time in effect, with respect to past transactions.

                                  ARTICLE XI
                   VOTING SHARES HELD IN OTHER CORPORATIONS

In the absence of other arrangements by the Board of Directors, shares of stock issued by any other corporation and owned or controlled by this corporation, may be voted at any stockholders' meeting of the other corporation by the President of this corporation or, if he is not present at the meeting, by the Vice President of this corporation; and in the event neither the President or the Vice President is to be present at a meeting, the shares may be voted by such person as the President and Secretary of the corporation shall by duly executed proxy designate to represent the corporation at the meeting.

                                 ARTICLE XII
                     CORPORATE TRANSACTIONS IN WHICH
                  DIRECTORS OR OFFICERS HAVE AN INTEREST

1. Except as otherwise provided by law with reference to provisional directors and loans to directors, no transaction in which a director or officer has a personal or an adverse interest shall void or voidable solely for this reason or solely because he is present at or participates in the meeting or his vote is counted:

(a) If the material facts as to his interest and as to the transaction are disclosed or are known to the Board or committee, and the fact of such interest is noted in the minutes, and the Board or committee authorizes, approves or ratifies the transaction by a vote sufficient for such purpose, without counting the vote of the interested director or directors; or

(b) If the material facts as to his interest and as to the transaction are disclosed and are known to the stockholders and the transaction is specifically approved by vote of the stockholders without counting the votes of any shares owned or controlled by the interested director or officer; or

(c) If the transaction is fair and equitable as to the corporation at the time it is authorized or approved, and the party asserting the fairness of the transaction establishes fairness.

2. Except as otherwise provided by law with reference to provisional directors, common or interested directors may always be counted in determining the presence of a quorum at a meeting of the Board or of a committee which authorizes, approves or ratifies a transaction. Shares owned by any interested party may be counted in determining whether a quorum of shares is present at a meeting of stockholders which ratifies or approves a transaction.

                                   ARTICLE XIII
                                 AMENDMENTS

These by-laws may be amended by a two-thirds majority vote of the Board of Directors at any regular meeting or at a special meeting called for the purpose of making such amendment.



                            AMENDMENTS TO THE BY-LAWS

                                       OF

                        FIRST PULASKI NATIONAL CORPORATION

The Board of Directors of First Pulaski National Corporation, in a regularly scheduled meeting on February 15, 1982 amended the By-Laws of the forenamed corporation by the adoption of the following resolution:

"WHEREAS, Article III, Section 2 of the By-Laws of First Pulaski National Corporation provides that the number of directors of the Corporation shall be at least five (5) and not more than twenty-five (25); and WHEREAS, the Management and Board of Directors of First Pulaski National Corporation have proposed that twenty-nine (29) individuals serve on the Board of Directors for the fiscal year 1982; and WHEREAS, the Board of Directors of First Pulaski National Corporation are desirous of amending Article III, Section 2 so as more than twenty-five (25) individuals may serve on the Board of Directors."

NOW, THEREFORE, Be it resolved that the first sentence of Article III,
Section 2 of the By-Laws of First Pulaski National Corporation be and is hereby amended to read as follows:

"The number of directors of the Corporation shall be at least five (5) and not more than thirty (30) as the stockholders shall from time to time determine."



                            FIRST PULASKI NATIONAL CORPORATION


                            By: /s/  Glen Lamar

                            Title:  Secretary/Treasurer

                            AMENDMENTS TO THE BY-LAWS
                                       OF
                       FIRST PULASKI NATIONAL CORPORATION


   The Board of Directors of First Pulaski National Corporation, in a regularly scheduled meeting on March 8, 1983 was presented the following resolution for its consideration:

   "BE IT RESOLVED by the Board of Directors of First Pulaski National Corporation that the following resolution be offered to the shareholders at the annual meeting on April 7, 1983 whereby the first sentence of
Article III, Section 2 of the By-Laws of First Pulaski National
Corporation be and is hereby amended to read as follows:
   "The number of directors of the Corporation shall be at least five (5) and not more than thirty-five (35) as the stockholders shall from time to time determine."

"BE IT RESOLVED by the Board of Directors of First Pulaski National Corporation that the following resolution be offered to the shareholders at the annual meeting on April 7, 1983 whereby the last paragraph amending Article III, Section 2 of the By-Laws of First Pulaski National Corporation be deleted in its entirety and substituting in lieu thereof the following paragraph:
"No person shall be nominated as a director who shall have attained the age of seventy-five (75) years on or before the annual meeting at which Directors are to be elected. However, the foregoing requirement as to age shall not apply to any person holding directorship on March 1, 1983, that is on said date seventy-five (75) years of age or older."

The resolution was approved as presented by the Board of Directors. As the wording of the resolution so required, the resolution was then offered to the shareholders of the corporation at their Annual Meeting on April 7, 1983, in the following form:

"BE IT RESOLVED by the stockholders of the First Pulaski National Corporation that the first sentence of Article III, Section 2 of the By-Laws of First Pulaski National Corporation be and is hereby amended to read as follows:

"The number of directors of the Corporation shall be at least five (5) and not more than thirty-five (35) as the stockholders shall from time to time determine."

BE IT FURTHER RESOLVED by the stockholders of the First Pulaski National Corporation that the last paragraph of Article III, Section 2 of the By-Laws of First Pulaski National Corporation be deleted in its entirety and substituting in lieu thereof the following paragraph:

"No person shall be nominated as a director who shall have attained the age of seventy-five (75) years on or before the annual meeting at which Directors are to be elected. However, the foregoing requirement as to age shall not apply to any person holding directorship on March 1, 1983, that is on said date seventy-five (75) years of age or older."

                  FIRST PULASKI NATIONAL CORPORATION

                  By:  /s/  Glen Lamar

                  Title:  Secretary/Treasurer



                       AMENDMENTS TO THE BY-LAWS

                                  OF

                  FIRST PULASKI NATIONAL CORPORATION


   The Board of Directors of First Pulaski National Corporation, in a regularly scheduled meeting on March 8, 1988 amended the By-Laws of the aforenamed corporation by the adoption of the following resolution:

   "WHEREAS, Article III, Section 2 of the By-Laws, adopted by the First
Pulaski National Corporation at a meeting on April 30, 1981, provided that "no person shall be nominated as a director who shall have attained the age of seventy (70) years on or before the annual meeting at which Directors are to be elected. However, the foregoing requirement, as to age, shall not apply to any person holding directorship on April 30, 1981, that is on said date seventy (70) years of age or older, nor shall it apply to any person holding a directorship, who shall attain the age of seventy (70) years during the calendar year 1981; and

WHEREAS, Said Article III, Section 2 of the By-Laws was amended at a meeting of the Board of Directors of First Pulaski National Corporation of Pulaski, Tennessee on March 8, 1983 to the effect that "no person shall be nominated as a director who shall have attained the age of seventy-five (75) years on or before the annual meeting at which Directors are to be elected. However, the foregoing requirement as to age shall not apply to any person holding directorship on March 1, 1983, that is on said date seventy-five (75) years of age or older";

BE IT RESOLVED that the age restriction of seventy-five (75) years shall not apply to the current President and Chairman of the Board of the Corporation, who are Robert E. Curry and Parmenas Cox, respectively."


                  FIRST PULASKI NATIONAL CORPORATION



                  By:  /s/  Glen Lamar
                  Title:  Secretary/Treasurer





Exhibit 21


The Corporation has two wholly-owned subsidiaries:

(1) First National Bank of Pulaski, a state chartered bank incorporated under the laws of the State of Tennessee and doing business under the same name; and

(2) Heritage Financial of the Tennessee Valley, Inc., a finance company incorporated under the laws of the State of Tennessee and doing business under the same name.

EXHIBIT 24


CONSENT OF INDEPENDENT AUDITORS







Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee


As independent public accountants, we hereby consent to the incorporation by reference to First Pulaski National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, of our reports (and to all references to our firm) included in or made part of this Report.

[S] Putman and Hancock




February 23, 1999