Form 10-Q
period 1999-03-31
FIRST PULASKI NATIONAL CORP
filed 1999-05-17
CIK 354706

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999
                              ------------------------------------------

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

      Common Stock, $1.00 par value -- 1,574,065 Shares Outstanding

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                March 31,   December 31,
  ASSETS                                           1999         1998
  ------                                      ------------ ------------
Cash and due from banks                        $10,801,467   $9,427,069
Federal funds sold                              16,148,725   12,970,075
                                              ------------ ------------
  Cash and cash equivalents                     26,950,192   22,397,144
Securities available for sale                   50,638,234   45,972,651
Securities held to maturity                     25,825,233   25,589,675
Net loans and leases                           164,755,315  166,715,527
Bank premises and equipment                      7,500,147    7,521,071
Accrued interest receivable                      3,209,508    3,340,417
Prepayments and other assets                     2,553,471    3,275,581
Other real estate owned                            246,711      192,911
                                              ------------ ------------
  TOTAL ASSETS                                $281,678,811 $275,004,977
                                              ============ ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                $34,718,271  $36,187,911
  Interest bearing balances                    205,741,558  197,611,615
                                              ------------ ------------
                                               240,459,829  233,799,526
Other borrowed funds                             1,984,407    2,028,120
Accrued taxes                                      381,949      111,768
Accrued interest on deposits                     1,792,481    1,909,612
Accrued profit sharing expense                     117,439      120,392
Other liabilities                                  300,922      349,364
                                              ------------ ------------
  TOTAL LIABILITIES                            245,037,027  238,318,782
                                              ------------ ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,574,065 and 1,573,515 shares issued
  and outstanding, respectively                  1,574,065    1,573,515
Capital Surplus                                  7,119,124    7,105,124
Retained Earnings                               27,764,659   27,590,464
Accumulated other comprehensive income, net
  of tax of $264,855 and $170,826,
  respectively in 1998 and 1997                    183,936      417,092
                                              ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                    36,641,784   36,686,195
                                              ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $281,678,811 $275,004,977
                                              ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                 For Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1999         1998
                                                   ----         ----
INTEREST INCOME:
 Loans, including
  fees                                          $4,223,342   $4,544,681
 Investment
  securities                                     1,037,142    1,070,632
 Federal funds sold                                188,747      130,196
                                                ----------   ----------
                                                 5,449,231    5,745,509

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                     103,729       97,542
  Savings and MMDA                                 182,118      185,916
  Time                                           1,965,244    2,051,436
 Borrowed funds                                     32,604       35,252
                                                ----------   ----------
                                                 2,283,695    2,370,146
                                                ----------   ----------

NET INTEREST INCOME                              3,165,536    3,375,363

Loan loss provision                                164,288      180,000
                                                ----------   ----------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                                      3,001,248    3,195,363
                                                ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                 417,518      392,817
 Other service
  charges and fees                                  88,626      101,947
 Security gains
  (losses)                                               0            0
 Other                                              32,292       55,358
                                                ----------   ----------
                                                   538,436      550,122
                                                ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                 For Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   1999         1998
                                                   ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits                              1,124,573    1,085,005
 Occupancy, net                                    207,695      220,618
 Furniture and
  equipment                                        164,068      187,537
 Advertising and
  public relations                                  93,050      126,943
 Other operating                                   711,619      375,355
                                                ----------   ----------
                                                 2,301,005    1,995,458
                                                ----------   ----------

Income before
 income taxes                                   $1,238,679   $1,750,027

Applicable income
 taxes                                             419,117      648,909
                                                ----------   ----------
NET INCOME                                        $819,562   $1,101,118
                                                ==========   ==========



PER SHARE DATA:

 Net income per
  share                                              $0.52        $0.71

 Dividends per share                                 $0.41        $0.38

 Number of shares                                1,573,982    1,553,173
                                                ==========   ==========

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)

                          STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                    For the Three Months Ended March 31, 1999




                                                                                      Unrealized
                                                                                     Gains/<Losses>
                                                 Common       Capital     Retained   on Securities    Total
                                                  Stock       Surplus     Earnings    Net of Taxes
                                              -----------------------------------------------------------------
Balance, December 31,
     1998                                       $1,573,515   $7,105,124  $27,590,464     $417,092  $36,686,195

Comprehensive Income:
  Net Income                                                                 819,562

  Net change in
  unrealized gains on
  securities, net of
  tax of $120,111                                                                        (233,156)

Comprehensive Income                                                                                   586,406

Cash Dividends
  ($0.41 per share)                                                         (645,367)                 (645,367)

Common Stock Issued                                    550       14,000                                 14,550
                                               ----------   ----------   -----------  -----------   -----------
Balance,
 March 31, 1999                                 $1,574,065   $7,119,124  $27,764,659     $183,936  $36,641,784
                                               ==========   ==========   ===========  ===========   ===========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                    For Nine Months Ended
                                                          March 31,

                                                      1998         1998
                                                      ----         ----
Cash Flows From Operating Activities:

  Net Income                                      $819,562   $1,101,118
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                      164,288      180,000
    Depreciation of premises and equipment         174,554      179,260
    Amortization and accretion of investment
      securities, net                               27,602       26,373
    Deferred income taxes (benefits)               (34,260)           0
    Gains from sale of other assets                  4,362            0
    Loans originated for sale                   (3,071,629)
    Proceeds from sale of loans                  2,868,050
   (Increase) decrease in interest receivable     130,839       216,949
    (Increase) decrease in prepaid expenses       912,312       (45,753)
    Decrease in accrued interest payable         (117,131)     (128,007)
    Increase in accrued taxes                     228,548       332,944
    Decrease in other liabilities                 (32,947)      (22,386)
                                                -----------  ------------
       Net Cash From Operating Activities        2,074,150    1,840,498


Cash Flows for Investing Activities:

    Proceeds from maturity or sale
     of investment securities                    6,755,406    2,534,220
    Proceeds from sale of investment securities          0            0
    Proceed from sale of other assets              188,620            0
    Purchase of investment securities          (12,041,328)  (1,904,179)
    Net increase in loans                        1,915,930)    (962,821)
    Capital expenditures                          (155,130)    (165,050)
    Proceeds from sale of other assets              18,254            0
                                                -----------  ------------
Net Cash Provided(Used) by Investing Activities (3,506,874)     (497,830)


Cash Flows From Financing Activities:

    Net increase in deposits                     6,660,303    2,450,214
    Cash dividends paid                           (645,367)    (590,229)
    Proceeds from issuance of common stock          14,550       60,333
    Proceeds from borrowings                             0            0
    Borrowings repaid                              (43,714)     (41,065)
                                                -----------  ------------
       Net Cash From Financing Activities        5,985,772    1,879,253

Net Increase in Cash and Cash Equivalents        4,553,048    3,221,921

Cash and Cash Equivalents at Beginning of Peri  22,397,144   16,292,171
                                                -----------  ------------
Cash and Cash Equivalents at End of Period     $26,950,192  $19,514,092
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

     Reference is made to the report of the registrant on Form 10-K for the year ending December 31, 1998, which report was filed with the

Securities and Exchange Commission on or about March 31, 1999.

     This Form 10-Q contains certain forward-looking statements regarding, among other thins, the anticipated financial and operating results of the registrant.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The registrant undertakes no obligation to publicly release any modifications or revisions of these statements to reflect events or circustances occurring after the day hereof, or to reflect the occurrence of unanticipated events.

     In connection with the "safe harbor" provisions of the Private

Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by,

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



or on behalf of, the registrant.  Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, adverse changes in interest rates, bad debt of a material amount, loss of key personnel, and the Y2K issue.  These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $4,553,000 as of the end of the first quarter in 1999 due to an excess of deposit growth over loan demand.

     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to approximately $16,153,000 at

March 31, 1999, representing 21.1 percent of the investment securities

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



portfolio as compared to the 21.8 percent level of one year earlier.

Management classifies a majority of the investment portfolio in the available-for-sale category and reports these securities at fair value.

Management does not anticipate the sale of a material amount of investment securities classified as available-for-sale in the forsee-

able future.  However, these securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.

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

     Under these guidelines,  total capital consists of Tier I capital

(core capital, essentially stockholders' equity) and Tier II capital

(supplementary capital, including certain qualifying debt instruments and a part of the allowance for possible loan losses).  Assets are assigned risk weights ranging from 0 percent to 100 percent depending on the level of credit risk normally associated with such assets.

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

1999 and December 31, 1998.

                                                March 31,   December 31,
                                                   1999         1998
                                              ------------ ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    34,834       36,267
  Risk-weighted assets                             189,842      191,059
  Tier I capital to risk-weighted assets             18.35%       18.98%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               37,216       38,662
  Risk-weighted assets                             189,842      191,059
  Total capital to risk-weighted assets              19.60%       20.24%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    34,834       36,267
  Total assets                                     281,679      275,005
  Tier I capital to total assets                     12.37%       13.19%
  Regulatory requirement                              3.00%        3.00%

[CAPTION]


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



     (c)  Results of Operations

     Net income of the registrant was $819,562 in the first three months of 1999.  This amounted to a decrease of $281,556, or 25.6 percent, compared to the first three months of 1998.  Net income was lower as compared to the same period last year largely due to an approximately $300,000 increase in operating expenses, as discussed below, and an approximately $200,000 decrease in net interest income

(see below) offset by a $230,000 decrease in income taxes paid.

     Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

The net interest income, exclusive of the provision for loan losses,

of the registrant for the three month period ending March 31, 1999 decreased by $209,827, or 6.2 percent, as compared to the same period in 1998, mainly due to a decrease in interest and fee income on loans with a decrease in interest income on investment securities.  Interest income on federal funds sold was higher as compared to same period last year.  Total interest expense was lower as compared to the period ending March 31, 1998 primarily because of a decrease in interest paid on time deposits.

     Total other expenses increased $305,547, or 15.3 percent, for the three months ending March 31, 1999 as compared to same period last year primarily due to increased other operating costs.  These costs

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


included a loss from the uninsured portion of an insurance claim for misappropriated funds and additional costs involving pending litigation.

Part II, Item 1 of this report discusses legal proceedings in more detail.

     The loan loss provision for the three months ended March 31,

1999, decreased $15,712, or 8.7 percent, over the same period in 1998.

     Income before taxes decreased by $511,348 or 29.2 percent as compared to the same period from the prior year.  The decrease in applicable income taxes for the first quarter of 1999 was $229,792 or

35.4 percent.

     On a per share basis, net income was $.52 per share based on

1,573,982 shares for the first three months of 1999 as compared to

$.71 per share on 1,553,173 shares for the first three months of 1998.

     Non-performing assets at December 31, 1998 included $192.9 thousand in other real estate owned, $3,173.1 thousand in non-accrual loans, and

$252.6 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at year-end.  At March 31, 1999, the corresponding figures were $246.7 thousand in other real estate owned, $3,347.6 thousand in non-accrual loans, 282.3 thousand in loans past due ninety days or more, and no loans restructured.  Nonaccrual loans in both periods are the result of the default on the loans to persons and entities related to the Bank's former CEO.  Management has since begun to review problem loans even closer and more frequently and as a result, additional loans have been

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



placed in nonaccrual status which accounts for the increase since year end.

     The registrant has computed allowances for loan losses which management believes to be sufficient.  Although there was an increase in nonaccrual loans from December 31, 1998, the allowance

for loan losses was increased, totaling $3,069.2 thousand, is deemed sufficient by management to cover potential losses in the loan portfolio.


YEAR 2000

     The registrant continues its effort to assure that it is

ready for Year 2000.  The registrant has adopted a broad-based approach designed to encompass all areas whereby the registrant must be ready or have contingencies in place.

     The registrant's Year 2000 Steering Committee, active since

1997, meets on a regular basis and reports to the Board of Directors regarding the status of any of the registrant's Year 2000 risks.  The areas being addressed by the Steering Committee include:

    *   Subsidary bank's primary data processing system.  This

        software and hardware is of the highest priority for day

        to day operations, accounting and success of the

        subsidary bank.

    *   Government systems, such as the Federal Reserve Bank

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



        for check clearing, wire transfers and the free flow of

        exchange of funds between institutions.

    *   The internal PC hardware and software systems within the

        subsidiary bank.

    *  Credit administration, i.e., the risk associated with the

       Year 2000 status of the subsidiary bank's loan customers

       and depositors.

    The Steering Committee has adopted a Year 2000 Plan which has five phases: awareness, assessment and planning, renovation,

testing, and implementation.  The registrant has completed the first four of these phases and is currently in the Y2K Plan's final phase.  The registrant has completed its assessment of its hardware, software and other information technologies system and has found no irregularities.  Consequently, at March 31, 1999,

the Year 2000 Steering Committee has determined that substantially all of the registrant's core systems will operate properly in the

Year 2000.

    The registrant has been in constant dialog with key vendors and service providers with whom the registrant has a material relationship and is performing due diligence over their

redemption and testing efforts in connection with their Y2K

readiness.  All mission-critical vendors have informed the

registrant that they are Y2K compliant.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



     The registrant will continue to monitor its vendors and

suppliers to seek to minimize risks to the registrant and its customers.

    Customer awareness of the registrant's Y2k readiness is

critical.  Steps taken by the registrant's subsidiary bank to prepare for the Year 2000 will be shared with customers through newsletters, statement stuffers, the Y2K training of employees, and

Y2K seminars for customers. The registrant believes customers must have a high confidence level in the subsidiary bank at the end of 1999 to avoid mass withdrawals of funds from the registrant.  The

registrant is working toward a comprehensive customer awareness program during the 1999 year.

    The registrant has required Y2K readiness information from all of its major borrowers and funds providers.  The registrant believes commercial borrowers must realize the impact that the

Y2K issue could have on their respective businesses.  Based upon information received from these borrowers, the registrant has both designated a specific additional amount in its allowance for loan losses and implemented a plan to monitor the Y2K

readiness of borrowers not currently in compliance.

    Based on the registrant's current estimate, the registrant has allocated $137,400 in total to fund testing and replacement

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



costs in connection with Year 2000 issues.  This estimate

excludes internal personnel costs, as the registrant does not track and specifically assign these costs.  To date, the

registrant has paid approximate 41% of these projected costs. At this time, management does not believe these costs will have a material effect on the operations or financial performance of the registrant.  The cost expected to be incurred the remaining

portion of the year will be used to finalize and test the

registrant's contingency plan and to finalize Year 2000

compliance of any non-critical technology systems currently not in compliance, if any

    The registrant believes that the reasonably likely worse

case scenario that could occur as a result of the year 2000

issue is loss of electricity and telephone services.  Deposit,

withdrawal and other transaction processing for customers of the subsidiary bank depend directly on the registrant's information technology systems, and also on the use of electricity as well as telephone services.  While the registrant believes its own systems to be Y2K ready, loss of power could significantly delay the subsidiary bank's ability to adequately process bank and customer transactions, thus adversely impacting the registrant's operations.  The registrant has developed a Year 2000 Contingency

Plan to address the possibility of power outages and telephone service disruption, as well as other operational risks that could

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



occur as a result of the Y2K issue.

    The Contingency Plan was approved by the Board of Directors in January 1999 and has since been amended to include more detail.

The Plan was designed to assure that mission-critical systems will continue in the event that one or more systems should fail.

The Contingency Plan addresses all aspects of the registrant's operation systems identifying those systems as mission critical,

semi-critical, or non-critical.  Alternatives are in place for many of the systems identified detailing information on

contingency processes, their capabilities, and the personnel that are responsible for addressing and correcting system issues and supervising alternative plans.  For example, certain personnel are identified to test electricity and telephone services PM

Saturday, January 1, 2000.  The Contingency Plan also identifies contact individuals' phone numbers and addresses.  The Plan

further provides both on-site and off-site locations, materials,

personnel, and procedures to implement back up transaction

processing in the event electricity is not restored by Monday,

January 3, 2000, going forward.  The contingency plan will be updated continually as final testing of other system applications is completed and additional information is received the subsidiaries' vendors and suppliers as to Y2K readiness.

    The above discussion of Year 2000 as used includes numerous forward-looking statements reflecting management's current

assessment and estimates with respect to the registrant's Year

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



2000 compliance efforts and the impact of Year 2000 issues on the registrant's business and operations.  Statements are based on information currently available to management.  Various factors could cause actual results to differ materially from those

contemplated by such estimates and forward-looking

statements, including many factors that are beyond control of the registrant.  These factors include, but are not limited to the success of the registrant in identifying systems and programs that are not Year 2000 compliant, the continuing availability of

experienced consultants and information technology personnel,

the ability of third parties to complete their own Year 2000 remediations, and the ability of the registrant to implement contingency plans.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.


     The registrant's primary component of market risks is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the registrant's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.  Based upon the nature of the registrant's operations, the registrant is not subject to foreign currency exchange or commodity price risk.

     Interest rate risk management focuses on the earnings risk associated with changing interest rates.  Management seeks to maintain profitability in both immediate and long term earnings through funds management and interest rate risk management.  The registrant's rate sensitive position has an important impact on earnings.  Management of the registrant meets regularly to analyze the rate sensitivity position,

focusing on the spread between the cost of funds and interest yields generated primarily through loans and investments.

     There have been no material changes in reported market risks during the three months ended March 31, 1999.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings.


     The registrant and its subsidiary are involved, from time to time,

in ordinary routine litigation incidental to the banking business.

Neither the registrant nor its subsidiary is involved in any material pending legal proceedings, except as follows:

     The registrant was the defendant in a declaratory judgment action filed by BancInsure, Inc.("BancInsure"), in the United States District

Court for the Middle District of Tennessee.  The action was settled during the first quarter of 1999 and the Corporation sustained a loss of $158,003 as a result.

     The Registrant has filed suits in Giles County, Tennessee,

Chancery Court against Carroll M. Curry, John T. Curry, Connie Curry,

Cathy Curry, C & C Partnership and C & T Partnership (the "Curry

Debtors") to collect promissory notes on which such persons are liable as makers or guarantors.  The Curry Debtors filed a counter-complaint in March 1999 against the Bank alleging  (i) that the Bank knew or should have known of certain activities of Mike Curry, the Bank's former Chairman and Chief Executive Officer, and that the Bank had a duty to inform the Curry's of these activities,  (ii) that the Bank was negligent and reckless in placing Mike Curry in a position to commit fraud on the Currys and (iii) the Bank, through its officers,

and directors and employees, intentionally, recklessly and fraudulently concealed Mike Curry's fraudulent conduct from the Currys.  The counter claim also alleges violations of Federal Banking Law, the Tennessee

Consumer Protection Act and alleges that certain Curry Debtor

                       PART II - OTHER INFORMATION
                       ---------------------------
Item 1.  Legal Proceedings.  (Continued)


obligations were the result of coersion and duress.  The counter claim seeks $8 million in compensatory and $20 million in punitive damages.

The Registrant will continue to vigorously contest all claims asserted by the Currys in their counter-complaint, which the Bank believes are totally without merit.

     AmSouth Bank has filed suit in the United States Bankruptcy Court case of Robert M. Curry to recover for alleged breaches of presentment and warranty claims arising under the Uniform Commercial Code, for conversion of collateral allegedly pledged to AmSouth and for an equitable subordinate of the Bank's claims in the Curry bankruptcy case and subordination of the Bank's security interest in Curry Debtors'

stock.  The Bank will continue to vigorously contest all claims in this case.


Item 2.  Changes in Securities and Use of Proceeds

     None


Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders.

     None


Item 5.  Other Information

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION




Date:  May 14, 1999              /s/ James T. Cox
       ----------------          ---------------------------------------
                                 James T. Cox, President and Chief
                                 Executive Officer


Date:  May 14, 1999              /s/ Harold Bass
       ----------------          ---------------------------------------
                                 Harold Bass, Secretary/Treasurer
                                 (The Corporation's Principal Financial
                                  Officer and Principal Accounting
                                  Officer)

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

             FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
             --------------------------------------------------


(11)  Statement regarding computation of per share earnings

(27)  Financial Data Schedules

[TYPE]   EX-11
                                                  EXHIBIT 11

                  COMPUTATION OF PER SHARE EARNINGS OF
                  ------------------------------------

                   FIRST PULASKI NATIONAL CORPORATION
                   ----------------------------------


     Computation of per share earnings relative to the common capital stock of First Pulaski National Corporation is calculated by dividing the net income of the registrant by the weighted average of the then outstanding shares of common capital stock ($1.00 par value) during the quarter.

     For the quarter ended March 31, 1999, 1,573,982 shares were used in the computation; 1,553,173 shares were used in the computation for the quarter ended March 31, 1998.