Form 10-Q
period 1999-06-30
FIRST PULASKI NATIONAL CORP
filed 1999-08-13
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                              ------------------------------------------


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

                     Commission File Number 0-10974
                                            -------

                   FIRST PULASKI NATIONAL CORPORATION
       ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)



Tennessee                                            62-1110294
-----------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation)                                    Identification No.)


206 South First Street, Pulaski, Tennessee           38478
-----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number:                       931-363-2585
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

      Common Stock, $1.00 par value -- 1,575,715 Shares Outstanding

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                                      June 30,   December 31,
  ASSETS                                                1999         1998
  ------                                           ------------ ------------
Cash and due from banks                              $8,707,710   $9,427,069
Federal funds sold                                    3,074,808   12,970,075
                                                   ------------ ------------
  Cash and cash equivalents                          11,782,518   22,397,144
Securities available for sale                        53,300,193   45,972,651
Securities held to maturity                          33,251,621   25,589,675
Net loans and leases                                169,454,302  166,715,527
Bank premises and equipment                           7,378,586    7,521,071
Accrued interest receivable                           3,567,968    3,340,417
Prepayments and other assets                          2,977,070    3,275,581
Other real estate owned                                 114,984      192,911
                                                   ------------ ------------
  TOTAL ASSETS                                     $281,827,242 $275,004,977
                                                   ============ ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                     $37,321,842  $36,187,911
  Interest bearing balances                         203,569,115  197,611,615
                                                   ------------ ------------
                                                    240,890,957  233,799,526
Other borrowed funds                                  1,940,004    2,028,120
Accrued taxes                                           232,584      111,768
Accrued interest on deposits                          1,898,598    1,909,612
Accrued profit sharing expense                          107,219      120,392
Other liabilities                                       278,439      349,364
                                                   ------------ ------------
  TOTAL LIABILITIES                                 245,347,801  238,318,782
                                                   ------------ ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,575,715 and 1,573,515 shares issued
  and outstanding, respectively                       1,575,715    1,573,515
Capital Surplus                                       7,172,614    7,105,124
Retained Earnings                                    28,164,130   27,590,464
Accumulated other comprehensive income, net
  of tax of $221,782 and $216,154,
  respectively in 1999 and 1998.                       (433,018)     417,092
                                                   ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                         36,479,441   36,686,195
                                                   ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $281,827,242 $275,004,977
                                                   ============ ============
*See accompanying notes to consolidated financial statements (unaudited).

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                      For Three Months Ended     For Six Months Ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                        ----         ----         ----         ----
INTEREST INCOME:
 Loans, including
  fees                                               $4,294,684   $4,606,011   $8,518,026   $9,150,691
 Investment
  securities                                          1,205,925    1,038,354    2,243,067    2,108,986
 Deposits                                                     0            0            0            0
 Federal funds sold                                     133,341      195,692      322,088      325,889
                                                     ----------   ----------   ----------   ----------
                                                      5,633,950    5,840,057   11,083,181   11,585,566

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                          104,942       97,365      208,671      194,907
  Savings and MMDA                                      194,129      189,045      376,247      374,961
  Time                                                1,942,899    2,055,660    3,908,143    4,107,096
 Borrowed funds                                          31,915       34,606       64,519       69,858
                                                     ----------   ----------   ----------   ----------
                                                      2,273,885    2,376,676    4,557,580    4,746,822
                                                     ----------   ----------   ----------   ----------

NET INTEREST INCOME BEFORE
PROVISION FOR CREDIT LOSSES                           3,360,065    3,463,381    6,525,601    6,838,744

Provision for credit losses                             165,040      233,518      329,328      413,518
                                                     ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES                           3,195,025    3,229,863    6,196,273    6,425,226
                                                     ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                      429,205      412,469      846,723      805,286
 Other service
  charges and fees                                       93,539       96,782      182,165      198,729
 Security gains
  (losses)                                                    0            0            0            0
 Other                                                  167,107       74,896      199,399      130,254
                                                     ----------   ----------   ----------   ----------
                                                        689,851      584,147    1,228,287    1,134,269
                                                     ----------   ----------   ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                      For Three Months Ended     For Six Months Ended
                                                             June 30,                  June 30,
                                                      ----------   ----------   ----------   ----------------------
                                                        1999         1998         1999         1998
                                                        ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits                                   1,088,079    1,135,113    2,212,652    2,220,118
 Occupancy, net                                         237,861      193,960      445,556      414,578
 Furniture and
  equipment                                             170,985      196,840      335,053      384,377
 Advertising and
  public relations                                      127,336      118,610      220,386      245,553
 Other operating                                        724,474      369,473    1,436,093      744,828
                                                     ----------   ----------   ----------   ----------
                                                      2,348,735    2,013,996    4,649,740    4,009,454
                                                     ----------   ----------   ----------   ----------

Income before
 income taxes                                        $1,536,141   $1,800,014   $2,774,820   $3,550,041

Applicable income
 taxes                                                  490,627      650,652      909,744    1,299,561
                                                     ----------   ----------   ----------   ----------
NET INCOME                                           $1,045,514   $1,149,362   $1,865,076   $2,250,480
                                                     ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per
  share                                                   $0.66        $0.74        $1.18        $1.45

 Dividends per share                                      $0.40        $0.41        $0.78        $0.82

 Number of average
  shares for period                                   1,574,666    1,555,437    1,574,326    1,554,311
                                                     ==========   ==========    ==========   ==========

*See accompanying notes to consolidated financial statements (unaudited).


                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                          STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                       For the Six Months Ended June 30, 1999




                                                                                           Unrealized
                                                                                          Gains/<Losses>
                                                      Common       Capital     Retained   on Securities    Total
                                                       Stock       Surplus     Earnings    Net of Taxes
                                                   -----------------------------------------------------------------
Balance, December 31,
     1998                                            $1,573,515   $7,105,124  $27,590,464     $417,092  $36,686,195

Comprehensive Income:
  Net Income                                                                    1,865,076

  Net change in
  unrealized gains on
  securities, net of
  tax of $437,936                                                                           (850,110)

Comprehensive Income                                                                                      1,014,966

Cash Dividends
  ($0.82 per share)                                                            (1,291,410)               (1,291,410)

Common Stock Issued                                       2,200       67,490                                 69,690
                                                     ----------   ----------  -----------  -----------  -----------
Balance,
 June 30, 1999                                       $1,575,715   $7,172,614  $28,164,130    ($433,018) $36,479,441
                                                     ==========   ==========  ===========  ===========  ===========

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                          For Six Months Ended
                                                                  June 30,
                                                           1999         1998
                                                           ----         ----
Cash Flows From Operating Activities:
  Net Income                                         $1,865,076   $2,250,480
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                           329,328      413,518
    Depreciation of premises and equipment              351,809      384,377
    Amortization and accretion of investment
      securities, net                                    71,924       53,030
    Deferred income tax expense (benefit)               (62,029)           0
    (Gains) losses from sale of other assets               (108)           0
    (Gains) losses from sale of other real estate        (2,698)       9,019
    Increase in interest receivable                    (227,614)      (3,496)
    Decrease in prepayments/other                       810,349      786,049
    Decrease in accrued interest payable                (11,014)     (35,090)
    Increase in accrued taxes                            94,019       52,920
    Increase (decrease) in other liabilities            (69,261)       3,699
                                                     -----------  ------------
       Net Cash From Operating Activities             3,149,781    3,914,506

Cash Flows from Investing Activities:
    Proceeds from maturity of investment
      securities                                     11,852,123    5,522,527
    Proceeds from sale of other real estate             120,007       27,931
    Purchase of investment securities               (28,201,580)  (5,718,233)
    Net increase in loans                            (3,112,880)    (602,394)
    Capital expenditures                               (209,174)    (408,396)
    Proceeds from sale of other assets                    5,504            0
                                                     -----------  ------------
       Net Cash Used by Investing Activities        (19,546,000)  (1,178,565)

Cash Flows From Financing Activities:
    Net increase in deposits                          7,091,431    5,388,116
    Cash dividends paid                              (1,291,410)  (1,213,614)
    Proceeds from issuance of common stock               69,689      223,983
    Borrowings repaid                                   (88,116)     (82,776)
                                                     -----------  ------------
       Net Cash From Financing Activities             5,781,594    4,315,709
                                                     -----------  ------------
Net Increase in Cash and Cash Equivalents           (10,614,625)   7,051,650
Cash and Cash Equivalents at Beginning of Period     22,397,143   16,292,171
                                                     -----------  ------------
Cash and Cash Equivalents at End of Period          $11,782,518  $23,343,821
                                                     ===========  ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


     Note to Consolidated Financial Statements


     The interim financial statements furnished under this item reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been condensed or omitted, as allowed under rules and regulations of the Securities and Exchange Commission for interim period presentation.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.


     The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.

     Reference is made to the report of the registrant on Form 10-K for the year ending December 31, 1998, which report was filed with the

Securities and Exchange Commission on or about March 30, 1999.

     This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant.  Investors are cautioned not to place undue

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


reliance on these forward-looking statements, which speak only as of the date hereof.  The registrant undertakes no obligation to publicly release any modifications or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.

     In connection with the "safe harbor" provisions of the Private

Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by,

or on behalf of, the registrant.  Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, adverse changes in interest rates, bad debt of a material amount, loss of key personnel, and interruptions in operations caused by the Y2K issue.  These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.


     (a)  Results of Operations

     Net income of the registrant was $1,865,076 in the first six months of 1999.  This amounted to a decrease of $385,404, or 17.1 percent,

compared to the first six months of 1998.  For the three month period ended June 30, 1999, net income decreased $103,848, or 9.0 percent, as compared to the three months ended June 30, 1998.  Net income was lower as compared to the same period last year largely due to an

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


approximately $640,000 increase in operating expenses, discussed below, and an approximately $300,000 decrease in net interest income

(see below) offset by an approximately  $390,000 decrease in income taxes paid.

     Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

Net interest income, exclusive of the provision for credit losses, of the registrant for the six month period ending June 30, 1999 decreased by $313,143, or 4.6 percent, as compared to the same period in

1998, mainly due to a decrease in interest and fee income on loans with a slight decrease in interest on federal funds sold.  For the three month period ended June 30, 1999, net interest income decreased by $103,316, or

3.0% as compared to the three months ended June 30, 1998. Interest income on investment securities increased approximately $134,000 for the first six months of 1999.  The increase was mainly reflected by an increase of $167,571 in investment securities during the second quarter of 1999 as  compared to the same period last year. Total interest expense was lower in the first six months of 1999 compared to the same period in 1998 primarily because of a decrease in interest paid on time deposits.  These same factors attributed to interest expense for the three months ended

June 30, 1999 in comparison with the second quarter of 1998.

     Total other expenses increased $640,286, or 16.0 percent, for the six months ending June 30, 1999 as compared to same period last year.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


For the three months ended June 30, 1999, the increase in other expenses over last year was $334,739, or 16.6 percent.  This was primarily due to increased other operating costs.  These costs included a loss from the uninsured portion of an insurance claim for misappropriated funds and additional costs involving pending litigation.  Part II, Item 1 of this report discusses this further.

     The provision for credit losses for the six months ended June 30,

1999, decreased $84,190, or 20.4 percent, over the same period in 1998.

For the three month period ended June 30, 1999, the decrease in the provision was $68,478, or 29.3 percent compared to the same three months in 1998.

     Income before taxes decreased by $775,221, or 21.8 percent, as compared to the same period from the prior year.  For the three month period, the decrease in income before taxes was $263,873, or 14.7%, as compared to the second quarter in 1998.  The decrease in applicable income taxes was $389,817, or 30.0 percent for the six month period and $160,025, or 24.6% for the three month period as compared to the same periods in 1998.

     On a per share basis, net income was $1.18 per share based on

1,574,326 shares for the first six months of 1999 as compared to $1.45 per share on 1,554,311 shares for the first six months of 1998.


     (b) Financial Condition

     The registrant's total assets increased 2.5% to $281,827,242 during the six months ending June 30, 1999, from $275,004,977 at

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


December 31, 1998.  Loans and leases, net of allowance for credit losses, totaled $169,454,302 at June 30, 1999, a 1.6 % increase compared to $166,715,527 at December 31, 1998.  Securities, both available for sale and held to maturity, increased $14,989,488, or

20.9%, to $86,551,814 at June 30, 1999, from $71,562,326 at year-end 1998.

The unrealized loss on securities of $422,018 at period ended June 30,

1999 is simply a result of the interest rate risk in the market.  As of this date, the market has since led to a decrease in the unrealized loss on the registrant's securities portfolio.  The increase in securities was primarily a result of management's decision to shift federal funds into the registrant's investment portfolio.  Federal funds sold decreased

$9,895,267 to $3,074,808 at June 30, 1999, from $12,970,075 at

December 31, 1998.

     Total liabilities increased by 2.9% to $245,347,801 for the six months ended June 30, 1999, compared to $238,318,782 at December 31,

1998.  This increase was composed primarily of a $5,957,500 increase in interest bearing deposits (a 3.0% increase).

     Non-performing assets increased 8.0% to 3,908.3 thousand for the six months ended June 30, 1999 compared to 3,618.6 thousand at December

31, 1998.  Non-performing assets at December 31, 1998 included $192.9 thousand in other real estate owned, $3,173.1 thousand in non-accrual loans, and $252.6 thousand in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans at year-end.  At June 30, 1999, the corresponding figures were

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


$115.0 thousand in other real estate owned, $3,489.0 thousand in non-

accrual loans, 304.3 thousand in loans past due ninety days or more, and no loans restructured.  Nonaccrual loans in both periods are largely due to the result of the default on the loans to persons and entities related to the registrant's former CEO.  Management has begun to review problem loans more closely and more frequently and as a result, additional loans have been placed in nonaccrual status, thus accounting for the increase since year-end.

     The registrant has computed allowances for credit losses which management believes to be sufficient.  Although there was an increase in nonaccrual loans from December 31, 1998, the allowance for credit losses totaling $3,153.7 thousand, or 1.83% of total loans outstanding is deemed sufficient by management to cover potential losses in the loan portfolio.


     (c)  Liquidity

     Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of liquidity and earnings.

The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents decreased 10,614.6 thousand as of the end of the second quarter in 1999 due to management's decision to shift federal funds into

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


the registrant's investment portfolio.

     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $19,285,439 at June 30,

1999, representing 22.3 percent of the registrant's investment portfolio as compared to 18.7 percent one year earlier.  Management classifies a majority of the investment portfolio in the available-for-sale category and reports these securities at fair value.  These securites may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/

liability strategy.

     Other sources of liquidity include maturing loans and federal funds sold.

     The registrant knows of no unusual demands, commitments, or events which could adversely impact the liquidity of the registrant.


     (d)  Capital Adequacy

     The Federal Reserve Board, the Office of the Comptroller of the

Currency and the FDIC have established risk-based capital guidelines for

U.S. banking organizations.  These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banks.

     Under these guidelines,  total capital consists of Tier I capital

(core capital, primarily stockholders' equity) and Tier II capital

(supplementary capital, including certain qualifying debt instruments and credit loss reserve).  Assets are assigned risk weights ranging from

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



0 to 100 percent depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items.  Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus

Tier II) to total risk-weighted assets ratio of at least 8.00 percent,

and a Tier I capital to total assets ratio (leverage ratio) of at least

3.00 percent.  The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios at June 30, 1999 and December 31, 1998.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

                                                 June 30,   December 31,
                                                   1999         1998
                                              ------------ ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    36,910       36,267
  Risk-weighted assets                             201,711      191,059
  Tier I capital to risk-weighted assets             18.30%       18.98%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               39,439       38,662
  Risk-weighted assets                             201,711      191,059
  Total capital to risk-weighted assets              19.55%       20.24%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    36,910       36,267
  Total assets                                     281,827      275,005
  Tier I capital to total assets                     13.10%       13.19%
  Regulatory requirement                              3.00%        3.00%


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

    *   Subsidary bank's primary data processing system.  This software and hardware is of the highest priority for day to day

        operations, accounting and success of the subsidiary bank.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


    *   Government systems, such as the Federal Reserve Bank for

        check clearing, wire transfers and the free flow of exchange of funds between institutions.

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

     The registrant will continue to monitor its vendors and

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

Steps taken by the registrant's subsidiary bank to prepare for the

Year 2000 will be shared with customers through newsletters,

statement stuffers, and the Y2K training of employees.  The

registrant believes customers must have a high confidence level in the subsidiary bank at the end of 1999 to avoid mass withdrawals of funds from the registrant.  The registrant is working toward a comprehensive customer awareness program during the 1999 year.

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

    Based on the registrant's current estimate, the registrant has allocated $137,400 in total to fund testing and replacement costs in connection with Year 2000 issues.  This estimate excludes internal personnel costs, as the registrant does not track and specifically assign these costs.  To date, the registrant has paid approximate 52% of these projected costs. At this time, management

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


does not believe these costs will have a material effect on the operations or financial performance of the registrant.  The cost expected to be incurred the remaining portion of the year will be used to finalize and test the registrant's contingency plan and to finalize Year 2000 compliance of any non-critical technology systems currently not in compliance, if any.

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

While the registrant believes its own systems to be Y2K ready,

loss of power could significantly delay the subsidiary bank's ability to adequately process bank and customer transactions, thus adversely impacting the registrant's operations.  The registrant has developed a Year 2000 Contingency Plan to address the possibility of power outages and telephone service disruption, as well as other operational risks that could occur as a result of the Y2K issue.

    The Contingency Plan was approved by the Board of Directors in January 1999 and has since been amended to add more detail.  The

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

Saturday, January 1, 2000.  The Contingency Plan also identifies contact individuals' phone numbers and addresses.  The Plan further provides both on-site and off-site locations, materials, personnel,

and procedures to implement back up transaction processing in the event electricity is not restored by Monday, January 3, 2000, going forward.  The contingency plan will be updated continually as final testing of each mission-critical and other system applications have been completed.

    The above discussion of Year 2000 as used includes numerous forward-looking statements reflecting management's current

assessment and estimates with respect to the registrant's Year 2000 compliance efforts and the impact of Year 2000 issues on the registrant's business and operations.  Statements are based on information currently available to management.  Various factors could cause actual results to differ materially from those

contemplated by such estimates and forward-looking statements,

including many factors that are beyond control of the registrant.

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

                     PART I - FINANCIAL INFORMATION
                     ------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risks.
         (Continued)


     There have been no material changes in reported market risks during the six months ended June 30, 1999.

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

     The registrant has filed suits in Giles County, Tennessee,

Chancery Court against Carroll M. Curry, John T. Curry, Connie Curry,

Cathy Curry, C & C Partnership and C & T Partnership (the "Curry

Debtors") to collect promissory notes on which such persons are liable as makers or guarantors.  The Curry Debtors filed a counter-complaint in March 1999 against our bank subsidiary, First National Bank of Pulaski

(the "Bank"), alleging (I) that the Bank knew or should have known of certain activities of Mike Curry, the Bank's former Chairman and Chief

Executive Officer, and that the Bank had a duty to inform the Currys of of these activities,  (ii) that the Bank was negligent and reckless in placing Mike Curry in a position to commit fraud on the Currys and

(iii) the Bank, through its officers, and directors and employees,

intentionally, recklessly and fraudulently concealed Mike Curry's fraudulent conduct from the Currys.  The counter claim also alleges violations of Federal Banking Law, the Tennessee Consumer Protection

Act and alleges that certain Curry Debtor obligations were the result of coersion and duress.  The Curry Debtors have also filed a third party complaint making these same allegations against 27 current and former officers and directors of the registrant.  The registrant is obligated to indemnify the individual defendants to the full extent provided under

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings.  (Continued)


Tennessee law.  The counter claim and third party complaint seek

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


Item 2.  Changes in Securities and Use of Proceeds

     In addition to stock issued under the 1994 Outside Directors Stock

Option Plan, two Giles County investors, under Section 3(a)(11) of the

Securities Act of 1933, each purchased 25 shares of common stock of and from the Corporation in January, 1999, for a total of 50 shares at

$35.00 per share.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on April 29, 1999, there were 770,410 shares represented in person and 448,619 represented by proxy, for a total of 1,219,029 shares represented.  The number of shares

                       PART II - OTHER INFORMATION
                       ---------------------------


Item 4. Submission of Matters to a Vote of Security Holders(Continued)


required for a quorum was 787,033.  Of the 448,619 shares voted by proxy for the election of directors, the number of shares against and abstaining were as follows:

                                   Against             Abstaining

          David Bagley             98,589             950
          Johnny Bevill            89,569             950
          James K.Blackburn,IV     19,004             950
          Wade D. Boggs            87,549             950
          James H. Butler          87,549             950
          Thomas L. Cardin         88,779             950
          Joyce F. Chaffin         87,549             950
          James T. Cox              1,369             950
          Parmenas Cox              1,369             950
          Gregory G. Dugger        89,669             950
          Charles D. Haney         87,624             950
          Morris Ed Harwell        89,719             950
          James Rand Hayes         98,919             950
          D. Clayton Lee           87,799             950
          Kenneth R. Lowry          1,369             950
          Beatrice J. McElroy      89,719             950
          William A. McNairy       87,549             950
          William H. Murrey       101,009             950
          Bill Yancey              12,409             950

     A voice vote of those shareholders present for the meeting,

representing a total of 770,410 shares, resulted in only one "no" vote for the slate of directors, representing 21,190 shares.  On the basis of these figures, the above named directors were declared duly elected.


     Also brought to a vote was the ratification of the selection of

Puman and Hancock, Certified Public Accountants, as external auditors for the ensuing year.  Of the 448,619 shares represented by proxy, there were 48,295 shares against and 2,415 shares abstaining.  In a voice vote of those shareholders present for the meeting, representing a total of

770,410 shares, there were no "no" votes cast.  On the basis of these

                       PART II - OTHER INFORMATION
                       ---------------------------


Item 4. Submission of Matters to a Vote of Security Holders(Continued)


figures, the selection of Putman and Hancock, Certified Public Accounts,

was declared ratified.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Following the signature page of this report on Form 10-Q is an Index of Exhibits listed according to the numbers assigned to such exhibits as shown on Table II of Regulation S-K.

     (b)  No Form 8-K Reports were required to be filed during the second quarter of 1999.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION


Date:  August 12, 1999            /s/ James T. Cox
       ----------------          ---------------------------------------
                                 James T. Cox, President and Chief
                                 Executive Officer


Date:  August 12, 1999            /s/ Harold Bass
       ----------------          ---------------------------------------
                                 Harold Bass, Secretary/Treasurer
                                 (The Corporation's Principal Financial
                                 Officer and Principal Accounting
                                 Officer)

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
             ------------------------------------------------


(3.1)  Charter, incorporated by reference to the registrant's
       Annual Report on Form 10-K for the year ended December
       31, 1998 filed March 31, 1999.

(3.2)  Bylaws, incorporated by reference to the registrant's
       Annual Report on Form 10-K for the year ended December
       31, 1998 filed March 31, 1999.

(4.1)  Article 9 of the Charter (included in Exhibit 3.1).

(4.2)  Articles II and VI of the Bylaws (included in Exhibit 3.2).

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

     For the quarter ended June 30, 1999, 1,574,326 shares were used in the computation; 1,554,311 shares were used in the computation for the quarter ended June 30, 1998.