Form 10-Q
period 1999-09-30
FIRST PULASKI NATIONAL CORP
filed 1999-11-12
CIK 354706

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1999
                              ------------------------------------------

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

      Common Stock, $1.00 par value -- 1,587,885 Shares Outstanding
                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.


           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY

                                              September 30, December 31,
  ASSETS                                           1999         1998
  ------                                      ------------ ------------
Cash and due from banks                         $8,840,268   $9,427,069
Federal funds sold                               9,386,753   12,970,075
                                              ------------ ------------
  Cash and cash equivalents                     18,227,021   22,397,144
Securities available for sale                   48,692,689   45,972,651
Securities held to maturity                     31,302,083   25,589,675
Net loans and leases                           170,561,177  166,715,527
Bank premises and equipment                      7,279,029    7,521,071
Accrued interest receivable                      3,580,612    3,340,417
Prepayments and other assets                     3,026,464    3,275,581
Other real estate owned                            105,124      192,911
                                              ------------ ------------
  TOTAL ASSETS                                $282,774,199 $275,004,977
                                              ============ ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                $36,887,593  $36,187,911
  Interest bearing balances                    204,197,335  197,611,615
                                              ------------ ------------
                                               241,084,928  233,799,526
Other borrowed funds                             1,894,902    2,028,120
Accrued taxes                                      343,053      111,768
Accrued interest on deposits                     1,798,637    1,909,612
Accrued profit sharing expense                      97,727      120,392
Other liabilities                                  383,151      349,364
                                              ------------ ------------
  TOTAL LIABILITIES                            245,602,398  238,318,782
                                              ------------ ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,587,885 and 1,573,515 shares issued
  and outstanding, respectively                  1,587,885    1,573,515
Capital Surplus                                  7,578,344    7,105,124
Retained Earnings                               28,479,603   27,590,464
Accumulated other comprehensive income, net
  respectively in 1999 and 1998                   (474,031)     417,092
                                              ------------ ------------
  TOTAL STOCKHOLDERS' EQUITY                    37,171,801   36,686,195
                                              ------------ ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $282,774,199 $275,004,977
                                              ============ ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY


                                                 For Three Months Ended     For Nine Months Ended
                                                      September 30,             September 30,
                                                 ----------------------    ----------------------
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         ----
INTEREST INCOME:
 Loans, including
  fees                                          $4,361,306   $4,522,938  $12,879,332  $13,673,629
 Investment
  securities                                     1,231,734    1,037,509    3,474,801    3,146,495
 Federal funds sold                                 69,268      197,273      391,356      523,162
                                                ----------   ----------   ----------   ----------
                                                 5,662,308    5,757,720   16,745,489   17,343,286

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                     102,949       99,344      311,620      294,251
  Savings and MMDA                                 198,505      190,899      574,752      565,860
  Time                                           1,959,286    2,040,340    5,867,429    6,147,436
 Borrowed funds                                     31,215       33,949       95,734      103,807
                                                ----------   ----------   ----------   ----------
                                                 2,291,955    2,364,532    6,849,535    7,111,354
                                                ----------   ----------   ----------   ----------

NET INTEREST INCOME                              3,370,353    3,393,188    9,895,954   10,231,932

Loan loss provision                                177,238      590,447      506,566    1,003,965
                                                ----------   ----------   ----------   ----------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                                      3,193,115    2,802,741    9,389,388    9,227,967
                                                ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                 465,101      421,931    1,311,824    1,227,217
 Other service
  charges and fees                                  90,549       93,776      272,714      292,505
 Security gains
  (losses)                                          16,345            0       16,345            0
 Other                                              39,552       29,692      238,951      159,946
                                                ----------   ----------   ----------   ----------
                                                   611,547      545,399    1,839,834    1,679,668
                                                ----------   ----------   ----------   ----------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)



                                                 For Three Months Ended         For Nine Months Ended
                                                      September 30,                  September 30,
                                                 -----------------------   ---------------------------
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits                              1,265,225    1,071,603    3,477,877    3,291,721
 Occupancy, net                                    251,735      232,421      697,291      646,999
 Furniture and
  equipment                                        173,334      202,395      508,387      586,772
 Advertising and
  public relations                                 108,236      108,471      328,622      354,024
 Other operating                                   560,904      501,991    1,996,997    1,246,819
                                                ----------   ----------   ----------   ----------
                                                 2,359,434    2,116,881    7,009,174    6,126,335
                                                ----------   ----------   ----------   ----------

Income before
 income taxes                                   $1,445,228   $1,231,259   $4,220,048   $4,781,300

Applicable income
 taxes                                             478,721      334,986    1,388,465    1,634,547
                                                ----------   ----------   ----------   ----------
NET INCOME                                        $966,507     $896,273   $2,831,583   $3,146,753
                                                ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per
  share                                              $0.61        $0.57        $1.80        $2.02

 Dividends per share                                 $0.41        $0.40        $1.23        $1.18

 Number of shares                                1,580,478    1,559,322    1,576,399    1,556,000
                                                ==========   ==========    ==========   ==========

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.  Financial Statements.  (Continued)


                          STATEMENT OF STOCKHOLDER'S EQUITY

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)


                     For the Nine Months Ended September 30, 1999




                                                                                      Unrealized
                                                                                     Gains/<Losses>
                                                 Common       Capital     Retained   on Securities    Total
                                                  Stock       Surplus     Earnings    Net of Taxes
                                              -----------------------------------------------------------------
Balance, December 31,
     1998                                       $1,573,515   $7,105,124  $27,590,464     $417,092  $36,686,195

Comprehensive Income:
  Net Income                                                               2,831,583

  Cchange in unrealized
  gains (losses) on AFS
  securities, net of tax                                                                 (880,335)

  Less reclassification
  adjustment, net of deferred
  income tax expense of $5,557                                                            (10,788)

Comprehensive Income                                                                                 1,940,460

Cash Dividends
  ($1.23 per share)                                                       (1,942,444)               (1,942,444)

Common Stock Issued                                 14,370      473,220                                487,590
                                                ----------   ----------   -----------  ----------- -----------
Balance,
 September 30, 1999                             $1,587,885   $7,578,344  $28,479,603    ($474,031) $37,171,801
                                                ==========   ==========   ===========  =========== ===========


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY (UNAUDITED)

                                                     For Nine Months Ended
                                                          September 30,
                                                      1998         1997
                                                      ----         ----
Cash Flows From Operating Activities:
  Net Income                                    $2,831,583   $3,146,753
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                      506,566    1,003,965
    Depreciation of premises and equipment         536,760      567,287
    Amortization and accretion of investment
      securities, net                              118,166       75,019
    Deferred income taxes (benefits)               (70,727)    (212,818)
    Security gains, net                            (16,345)           0
    Gains from sale of other assets                   (306)     (11,912)
    Loans originated for sale                            0   (2,344,492)
    Proceeds from sale of loans                          0    3,919,845
    Increase in interest receivable               (240,221)    (157,365)
    (Increase) decrease in prepayments/other       764,056   (1,128,721)
    Decrease in accrued interest payable          (110,975)    (139,643)
    Increase in accrued taxes                      185,955      204,675
    Increase (decrease) in other liabilities        43,794      (59,732)
                                                -----------  ------------
       Net Cash From Operating Activities        4,548,306    4,862,861

Cash Flows for Investing Activities:
    Proceeds from maturity of investment
      securities                                15,372,123   12,097,635
    Proceeds from sale of investment securities  5,400,721            0
    Purchase of investment securities          (30,661,087)  (9,010,655)
    Net increase in loans                       (4,387,134)  (3,605,558)
    Capital expenditures                          (294,518)    (958,548)
    Proceed from sale of other assets              154,261      188,620
                                                -----------  ------------
       Net Cash Used by Investing Activities   (14,415,634)  (1,288,506)


Cash Flows From Financing Activities:
    Net increase in deposits                     7,285,277      724,137
    Cash dividends paid                         (1,942,443)  (1,837,547)
    Proceeds from issuance of common stock         487,590      290,095
    Payments to repurchase shares                        0            0
    Proceeds from borrowings                             0            0
    Borrowings repaid                             (133,218)    (125,144)
                                                -----------  -----------
       Net Cash From Financing Activities        5,697,206     (948,459)
Net Increase (decrease) in Cash and
 Cash Equivalents                               (4,170,122)   2,625,896
Cash and Cash Equivalents at Beginning
  of Period                                     22,397,143   16,292,171
                                               -----------  ------------
Cash and Cash Equivalents at End of Period     $18,227,021  $18,918,067
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


     (a)  Results of Operations

     Net income of the registrant was $2,831,583 in the first nine months of 1999.  This amounted to a decrease of $315,170, or 10.0%,

compared to the first nine months of 1998.  For the three month period ended September 30, 1999, net income increased $70,234, or 7.8%, as compared to the three months ended September 30, 1998.  Net income was lower as compared to the same period last year largely due to an

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


approximately $750,000 increase in operating expenses, discussed below, and an approximately $335,000 decrease in net interest income

(see below) offset by an approximately  $246,000 decrease in income taxes paid.

     Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

Net interest income, exclusive of the provision for credit losses, of the registrant for the nine month period ending September 30, 1999 decreased by $335,978, or 3.3%, as compared to the same period in 1998,

mainly due to a decrease in interest and fee income on loans resulting from the lower interest rates during the period, and a decrease in interest on federal funds sold.  Likewise, for the three month period ended September 30, 1999, net interest income decreased by $22,835, or

0.7% as compared to the three months ended September 30, 1998. Interest income on investment securities increased approximately $328,300 for the first nine months of 1999.  The increase was mainly reflected by increases of $167,571 in the second quarter and $194,225 in the third quarter of 1999 as compared to the same period last year. Total interest expense was lower in the first nine months of 1999 compared to the same period in 1998 primarily because of a decrease in interest paid on time deposits.  This was also due to lower interest rates during the period.

These same factors attributed to the decrease in interest expense for the three months ended September 30, 1999 compared to same quarter last year.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     Total other expenses increased $882,839, or 14.4%, for the nine month period ending September 30, 1999 as compared to last year.  For the three months ended September 30, 1999, other expenses rose over last year by $242,553, or 11.5 %.  This was primarily due to increased other operating costs, which included a loss from the uninsured portion of an insurance claim for misappropriated funds and additional costs involving pending litigation.  Part II, Item 1 of this report discusses this litigation further.

     The provision for credit losses for the nine months ended

September 30, 1999, decreased $497,399, or 49.5%, from the same period in 1998.  The Company increased its provision for credit losses substantially in the third quarter of 1998 mainly because of a group of loans to certain entities or persons related to the former Chairman, which loans were in default.  For the three month period ended September 30,

1999, the decrease in the provision was $413,209, or 70.0% compared to the same three months in 1998 due to the same factors mentioned above.

     Income before taxes decreased by $561,252, or 11.7%, as compared to the same period from the prior year.  For the three month period,

income before taxes increased by $213,969, or 17.4%, as compared to the third quarter in 1998.  The decrease in applicable income taxes was

$246,082, or 15.1 % for the nine month period and an increase of

$143,735, or 42.9% for the three month period as compared to the same periods in 1998.

     On a per share basis, net income was $1.80 per share based on

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


1,576,399 shares for the first nine months of 1999 as compared to $2.02 per share on 1,556,000 shares for the first nine months of 1998.


     (b) Financial Condition

     The registrant's total assets increased 2.8% to $282,774,199 during the nine months ending September 30, 1999, from $275,004,977 at

December 31, 1998.  Loans and leases, net of allowance for credit losses, totaled $170,561,177 at September 30, 1999, a 2.3% increase compared to $166,715,527 at December 31, 1998.  Securities, both available for sale and held to maturity, increased $8,432,446, or 11.8%,

to $79,994,772 at September 30, 1999, from $71,562,326 at year-end 1998.

The unrealized loss on securities of $474,031 at September 30, 1999 is simply a result of the rise in general interest rates.  The increase in securities was primarily a result of management's decision to shift federal funds into the registrant's investment portfolio.  Federal funds sold decreased $3,583,322 to $9,386,753 at September 30, 1999, from

$12,970,075 at December 31, 1998.

     Total liabilities increased by 3.1% to $245,602,398 for the nine months ended September 30, 1999, compared to $238,318,782 at December 31,

1998.  This increase was composed primarily of a $6,585,720 increase in interest bearing deposits (a 3.3% increase).

     Non-performing assets increased 6.0% to $3,835,031 for the nine nine months ended September 30, 1999 compared to $3,618,655 at

December 31, 1998.  Non-performing assets at December 31, 1998 included

$192,911 in other real estate owned, $3,173,107 in nonaccrual loans,

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


and $252,637 in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans at

December 31, 1998.  At September 30, 1999, the corresponding figures were $105,124 in other real estate owned, $3,426,211 in nonaccrual loans,

$303,697 in loans past due ninety days or more and no loans

restructured.  Nonaccrual loans in both periods are largely due to the result of the default on the loans to persons and entities related to the registrant's former CEO.  Management is reviewing problem loans more closely and more frequently and as a result, additional loans have been placed in nonaccrual status, thus accounting for the increase since year-end 1998.

     The registrant has computed allowances for credit losses which management believes to be sufficient.  Although there was an increase in nonaccrual loans from December 31, 1998, the allowance for credit losses totaling $3,178,453, or 1.83% of total loans outstanding is deemed sufficient by management to cover potential losses in the loan portfolio.


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

The registrant seeks to generate adequate cash flows to meet its

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


needs without sacrificing income or taking undue risks.  Cash and cash equivalents decreased $4,170,123 as of the end of the third quarter in 1999 due to management's decision to shift federal funds into the registrant's investment portfolio.

     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $19,285,439 at September 30,

1999, representing 16.1% of the registrant's investment portfolio as compared to 22.7% one year earlier.  Management classifies a majority of the investment portfolio in the available-for-sale category and reports these securities at fair value.  These securites may be sold in response to changes in interest rates, changes in prepayment risk, the the need to increase regulatory capital, or asset/liability strategy.

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

0 to 100% depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans)

are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items.  Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least

4.00%, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00%, and a Tier I to total assets ratio

(leverage ratio) of at least 3.00 %.  The following table sets out the appropriate regulatory standards as well as First Pulaski National

Corporation's actual ratios at September 30, 1999 and December 31, 1998.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

                                              September 30, December 31,
                                                   1999         1998
                                              ------------ ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    37,646       36,267
  Risk-weighted assets                             204,765      191,059
  Tier I capital to risk-weighted assets             18.38%       18.98%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               40,213       38,662
  Risk-weighted assets                             204,765      191,059
  Total capital to risk-weighted assets              19.64%       20.24%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    37,646       36,267
  Total assets                                     282,774      275,005
  Tier I capital to total assets                     13.31%       13.19%
  Regulatory requirement                              3.00%        3.00%

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

    *   Government systems, such as the Federal Reserve Bank for

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

     There have been no material changes in reported market risks during the nine months ended September 30, 1999.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings.


     The registrant and its subsidiary are involved, from time to time,

in ordinary routine litigation incidental to the banking business.

Neither the registrant nor its subsidiary is involved in any material pending legal proceedings, except as follows:

     First National Bank of Pulaski(the "Bank") filed suits in Giles

County, Tennessee, Chancery Court against Carroll M. Curry, John T.

Curry, Connie Curry, Cathy Curry, C & C Partnership and C & T Partnership

(the "Curry Debtors") to collect promissory notes on which such persons are liable as makers or guarantors.  These cases have now been consolidated in one action in the U.S. District Court in the Middle

District of Tennessee.  Subsequently, the Bank filed suit against Johnnie

M. Curry who personally guaranteed the obligations of the Curry Debtors.

The Curry Debtors filed a counter-complaint against the registrant and the Bank alleging (i) that the Bank knew or should have known of certain activities of Mike Curry, the Bank's former Chairman and Chief

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

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings.  (Continued)


officers and directors of the registrant.  The registrant is obligated to indemnify the individual defendants to the full extent provided under

Tennessee law.  The counter claim and third party complaint seek

$8 million in compensatory and $20 million in punitive damages.  Johnnie

M. Curry has filed a separate suit against the registrant, the Bank and one former officer making identical allegations and damage claims.  Her case may or may not be consolidated with the Curry Debtor case.  The registrant will continue to vigorously contest all claims asserted by the

Currys in their counter-complaint and complaint , which the Bank believes are totally without merit.

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

                       PART II - OTHER INFORMATION
                       ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Following the signature page of this report on Form 10-Q is an Index of Exhibits listed according to the numbers assigned to such exhibits as shown on Table II of Regulation S-K.


     (b)  No Form 8-K Reports were required to be filed during the third quarter of 1999.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION


Date:  November 12, 1999          /s/ James T. Cox
       ----------------          ---------------------------------------
                                 James T. Cox, President and Chief
                                 Executive Officer


Date:  November 12, 1999          /s/ Harold Bass
       ----------------          ---------------------------------------
                                 Harold Bass, Secretary/Treasurer
                                 (The registrant's Principal Financial
                                  Officer and Principal Accounting
                                  Officer)

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

             FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
             --------------------------------------------------


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

     For the quarter ended September 30, 1999, 1,576,399 shares were used in the computation; 1,556,000 shares were used in the computation for the quarter ended September 30, 1998.