Form 10-K
period 1999-12-31
FIRST PULASKI NATIONAL CORP
filed 2000-03-30
CIK 354706

U. S. Securities and Exchange Commission
                       Washington, D. C. 20549

                                FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of Common Stock, par value $1 per share, held by nonaffiliates of the Registrant as of March 20, 2000 was $43,518,436. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims.

Shares of Common Stock outstanding on March 20, 2000 were 1,576,480.

Documents Incorporated by Reference:
Part III. Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 27, 2000 are incorporated by reference into Items 10, 11, 12 and 13.

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

All of the common stock of the Bank is owned by the Corporation. At December 31, 1999, the Corporation and its subsidiaries had combined total assets of $279,497,537.

The Corporation currently has long-term indebtedness of approximately $1.9 million in the form of notes payable to the Federal Home Loan Bank of Cincinnati. Note G to the Corporation's Consolidated Financial Statements, Part II, Item 8, includes a detailed analysis of this debt. The Bank derives its primary source of funds from deposits and is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is the second largest financial institution, measured by county deposits.

As of February 15, 2000 the First National Bank of Pulaski had 152 employees, 29 of whom were part-time. Heritage Financial had 2 full-time employees. The Corporation has no employees other than those employed by the Bank and Heritage Financial.

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

               HERITAGE FINANCIAL OF THE TENNESSEE VALLEY, INC.

Heritage Financial of the Tennessee Valley, Inc. is a wholly owned subsidiary of the Corporation formed in 1997 as a finance company. Heritage Financial is engaged in extending credit and servicing loans to consumers and small businesses in the Tennessee Valley. Heritage Financial is a Tennessee chartered corporation operating under the Tennessee Industrial Thrift and Loan Companies Act. Heritage Financial began operations November 24, 1997, and most of its business thus far has been in the Giles County market. Heritage Financial is regulated by the Tennessee Department of Financial Institutions and by the FRB.

                                  COMPETITION

The Corporation operates principally in two market areas, Giles County, Tennessee and Lincoln County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the OTS.

Giles County. The Bank competes in Giles County with five (5) commercial banking organizations. Three (3) of the five (5) commercial banking competitors are small community banking organizations. The other two (2) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies. From 1997 to June 30, 1999, total deposits for all commercial banks in the Giles County market have increased 5.4% from $415.5 million to $437.7 million. The Bank has five (5) offices in Giles County and approximately 70% of its deposits are located there. As of June 30, 1999, the bank had the largest market share of banks in Giles County with a 40.8% share of the bank deposits, more than twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. As of June 30, 1999, Giles County had an estimated population of 28,925, and a median household income of $30,268.

Lincoln County. The Bank competes in Lincoln County with five (5) commercial banking organizations. Three (3) of the five (5) commercial banking competitors are small community banking organizations. The remaining two (2) commercial banking competitors are owned by regional or national multi-bank holding companies. From 1997 to June 30, 1999, total deposits for all commercial banks in Lincoln County have increased 6.2% from $334.7 million to $355.3 million.
The Bank has two (2) branch offices located in this market, and approximately 30% of its deposits are located there. As of June 30, 1999, the Bank had a 18.4% share of the Lincoln County bank deposit market, the second largest market share in the county after Lincoln County Bank.

Lincoln County is also located in southern Middle Tennessee approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. As of June 30, 1999, Lincoln County had an estimated population of 29,761, and a median household income of $28,147.

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


ITEM 2: PROPERTIES

The Corporation, the Bank, and Heritage Financial are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that was completed in 1985. Other banking facilities operated by the Bank include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. The Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility that the bank enlarged and renovated. The Lincoln County branch in Park City, approximately seven miles south of Fayetteville was opened in the spring of 1993. Rapid growth in the Park City operation led to a decision to build a significantly larger building. Construction began in mid-1996 and was completed in the summer of 1997. Most recently, a facility on Flower Street near the main office in Pulaski was opened. The building, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the prupose of mortgage lending. The cost of the renovation amounted to $136, 107, including furniture and fixtures. Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 1999 amounted to $60,566.


ITEM 3: LEGAL PROCEEDINGS

The Bank filed suits in Giles County, Tennessee, Chancery Court against Carroll
M. Curry, John T. Curry, Connie Curry, Cathy Curry, C&C Partnership and C&T Partnership (the "Curry Debtors") to collect promissory notes on which such persons are liable as makers or guarantors. The Curry Debtors filed a counter-complaint against the Bank and subsequently against the Corporation alleging (i) that the Bank knew or should have known of certain activities of Mike Curry, the Bank's former Chairman and Chief Executive Officer, and that the Bank had a duty to inform the Curry's of these activities, (ii) that the Bank was negligent and reckless in placing Mike Curry in a position to commit fraud on the Currys and
(iii) the Bank, through its officers, directors and employees, intentionally, recklessly and fraudulently concealed Mike Curry's fraudulent conduct from the Currys. The Currys' counter-complaint sought $8 million in compensatory and $20 million in punitive damages. The lawsuits were removed to the United States District Court for the Middle District of Tennessee. The Court dismissed the defendants' third party complaint against the Corporation and against all officers and employees of the Corporation and the Bank except one. The Corporation, the Bank, and the defendants have executed a written settlement agreement resolving all claims between the parties. As part of the settlement, the Corporation, the Bank and the defendants have agreed to submit a joint motion asking that the litigation between them be dismissed with prejudice. It is expected that the Court will enter an order dismissing the case as to these parties in April 2000.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. The following trading prices for 1999 and 1998 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

                                      Trading        Dividends
                                       Prices          Paid

         1st Quarter,   1999    $25.60 - $55.00        $0.41
         2nd Quarter,   1999    $27.60 - $55.00        $0.41
         3rd Quarter,   1999    $25.60 - $55.00        $0.41
         4th Quarter,   1999    $25.60 - $55.00        $0.42

          ANNUAL DIVIDEND, 1999.....................   $1.65

         1st Quarter,   1998    $25.60 - $60.00        $0.38
         2nd Quarter,   1998    $30.00 - $70.00        $0.40
         3rd Quarter,   1998    $25.00 - $66.67        $0.40
         4th Quarter,   1998    $27.60 - $50.00        $0.42

          ANNUAL DIVIDEND, 1998.....................   $1.60



There are approximately 1,360 stockholders of the Corporation's common stock as of February 15, 2000.

The Corporation reviews its dividend policy at least annually. The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of the Bank. The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies, and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all of operations are conducted through its subsidiaries, its ability to pay dividends also depends on the ability of the Bank to pay dividends to it. The ability of the Bank to pay cash dividends is restricted by applicable regulations of the TDFI and Federal Reserve.

ITEM 6: SELECTED FINANCIAL DATA

Basic earning per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 1,578,305 shares for 1999, 1,560,113 shares for 1998, 1,539,866 shares for 1997, 1,522,591 shares for 1996, and
1,532,245 shares for 1995, after giving retroactive effect to the five-for-one stock split which was effective on July 1, 1996. Note O in Part II, Item 8 of the financial statements which follow shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share.


                                   For Year Ended December 31,

                             1999     1998     1997     1996     1995
                           ------   ------  -------  -------  -------

                          (Amounts in thousands, except per share data)


Interest income            $22,070  $22,506  $22,104  $21,245  $19,776
Interest expense            $9,138   $9,445   $9,296   $8,761   $8,435
Net interest income         12,931   13,061   12,809   12,484   11,342
Loan loss provision            791    1,652      508      783      259
Non-interest income         $2,579   $2,624   $2,353   $2,125   $2,081
Non-interest expense        $9,318   $8,321   $8,119   $7,668   $7,538
Income before income tax    $5,401   $5,712   $6,536   $6,158   $5,626
Net income                   3,681    3,803    4,320    4,063    3,705

Per Share Data:
  Net income                  2.33     2.44     2.81     2.67     2.42
  Cash dividends paid         1.65     1.60     1.50     1.40     1.30

Total average equity        37,128   35,782   34,384   30,698   28,822
Total average assets       281,438  271,775  260,905  247,304  234,714
Total year-end assets      279,498  275,005  266,616  248,792  241,552
Total long-term debt         1,849    2,028    2,196    1,847    1,313

Ratios:
  Assets to equity            7.62%    7.50%    7.71%    7.80%    7.96%
  Return on average
     equity                   9.92%   10.63%   12.56%   13.24%   12.85%
  Return on average
     assets                   1.31%    1.40%    1.66%    1.64%    1.58%

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


                             RESULTS OF OPERATIONS

OVERVIEW

Net income for 1999 was approximately $3.7 million or $2.33 per share, compared with approximately $3.8 million or $2.44 per share in 1998 and approximately $4.3 million or $2.81 per share in 1997. Return on average assets was 1.31% in 1999, 1.40% in 1998 and 1.66% in 1997. The return on average equity was 9.9%, 10.6% and 12.6% for 1999, 1998 and 1997, respectively. The decline in net income and returns in 1999 was primarily the result of a substantial increase in other operating expenses largely due to legal and professional fees associated with litigation with various Curry family members.


NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 1999, net interest income decreased by 1.0% following an increase of 2.0% in 1998. The net decrease is attributable primarily to a reduction in earnings due to reduced interest rates offsetting the increased volumes of earning assets. The total 1999 decrease in net interest income of $154 thousand, on a taxable equivalent basis, resulted from an increase of $483 thousand due to increased volumes which was offset by a decrease of $637 thousand due to decreased rates.

Net interest earnings is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 1999, 1998 and 1997.

                                          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                          EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL


                                                          December 31,

                                            1999                                   1998                      1997
                                 Average           Yield/     Average               Yield/    Average                Yield/
                                 Balance  Interest  Rate      Balance   Interest     Rate     Balance     Interest    Rate
                               --------- --------- -----    ---------  --------  --------   --------     --------  --------
ASSETS
------

Interest-Earning Assets:
  Loans and lease financing.... $171,819   $17,108   9.96%   $169,663 $17,805    10.49%      $164,155  $17,610     10.73%
  Taxable investment securities   62,746     3,800   6.06%     53,345   3,378     6.33%        50,267    3214       6.39%
  Non-taxable investment
    securities.................   17,095       939   5.49%     15,665     887     5.66%        13,476      764      5.67%
  Federal funds sold.............  9,662       476   4.93%     13,477     717     5.32%        13,473      730      5.42%
  Time deposits in other banks....     0         0   0.00%          0       0     0.00%             0        0      0.00%
                                --------  -------- -------  --------- -------  --------      -------- --------   --------
Total Interest-Earning Assets..  261,322    22,323   8.54%    252,150  22,787     9.04%       241,371   22,318      9.25%

Non-interest Earning Assets:
  Cash and due from banks.....     9,392                        8,805                           9,076
  Premises and equipment, net.     7,396                        7,432                           7,396
  Other Assets................     6,412                        6,303                           5,593
  Less allowance for loan losses  (3,084)                      (2,915)                         (2,531)
                                --------                    ---------                       ---------
Total Non-Interest-Earning Assets 20,116                       19,625                          19,534
                                --------                     ---------                       ---------

     TOTAL....................  $281,438                     $271,775                        $260,905
                                ========                     ========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Interest-Bearing Liabilities:
  Demand deposits.............   $21,943       449   2.05%    $20,691       396     1.91%     $19,392     371      1.91%
  Savings deposits..............  30,040       733   2.44%     29,303       749     2.56%      28,060     717      2.56%
  Time deposits................  151,096     7,830   5.18%    147,760     8,166     5.53%     144,337   8,075      5.59%
Other borrowed money........       1,937       126   6.50%      2,107       137     6.50%       2,115     133      6.29%
                               ---------  -------- -------  --------- --------  --------   ---------   --------   --------
Total Interest-Bearing
  Liabilities.................   205,016     9,138   4.46%    199,861     9,448     4.73%     193,904   9,296      4.79%

Non-Interest-Bearing Liabilities:
  Demand deposits..............   36,679                       33,389                          30,868
  Other liabilities............    2,615                        2,743                           1,749
                               ---------                    ---------                       ---------
Total Non-Interest Bearing
  Liabilities.................... 39,294                       36,132                          32,617

Shareholders' Equity............. 37,128                       35,782                          34,384
                               ---------                      ---------                     ---------
     TOTAL....................  $281,438                     $271,775                        $260,905
                               =========                    =========                       =========

Net interest earnings/spread,
 on a  taxable equivalent  basis            13,185   5.05%               13,339     5.29%                13,022     5.40%

Taxable equivalent adjustments:
  Loans.......................                  57                           44                              48
  Investment securities............            197                          193                             165
                                          --------                       ------                        --------
Total taxable equivalent adjustment            254                          237                             213
                                          --------                     --------                        --------
Net interest earnings..............        $12,931                      $13,102                         $12,809
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



                                          1999 Compared to 1998             1998 Compared to 1997
                                        Increase (Decrease) Due to     Increase (Decrease) Due to
                                      ----------------------------   ---------------------------

                                         Volume    Rate    Net       Volume    Rate      Net
                                        -------  ------  -----      -------  ------    -----
                                      (in thousands of dollars)    (in thousands of dollars)

Interest Earned on:
  Loans and lease financing..........     $226   (923)   ($697)        591   ($396)     $195
  Taxable investment securities.......     595   (173)     422         197     (33)      164
  Non-taxable investment securities...      81    (29)      52         124      (1)       123
  Federal funds sold...................   (203)   (38)    (241)          0      (13)      (13)
  Time deposits.......................       0      0        0           0       0           0
                                         -----  -----    -----       -----   -----     -----
Total Interest-Earning Assets             $699($1,163)   ($464)       $912    ($443)     $469
                                        ====== ======   ======     =======  ======   =======
Interest Paid On:
  Demand deposits.......................  $ 24    $29       $53        $25      $0      $25
  Savings deposits.......................   19    (35)      (16)        32       0        32
  Time deposits........................    184   (520)     (336)       192    (101)      91
  Other borrowed money...............      (11)     0       (11)         1       5         4
                                       ------- ------    ------    -------  ------    ------
Total Interest-Bearing Liabilities.....   $216  ($526)    ($310)      $248    ($96)     $152
                                       ======= ======    ======    ======= =======   =======
Net Interest Earnings, on a taxable
  equivalent basis.....................   $483  ($637)    ($154)      $664   ($347)     $317
                                       ======= ======              =======  ======
Less: taxable equivalent adjustment..                        17                           24
                                                         ------                       ------
Net Interest Earnings................                     ($171)                        $293
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

SOURCES AND USES OF FUNDS


The following table outlines the sources and uses of funds for each of the years 1999, 1998 and 1997, with the percent of change in each category from year to year.





                                                1999                   1998                   1997
                                        ----------------------------------       ------------------------------------
                                                   Increase                               Increase
                                        Average  ( Decrease)   Percent         Average   (Decrease)   Percent        Average
                                        Balance      Amount     Change         Balance      Amount     Change        Balance
                                      ---------   ---------  ---------       ---------   ---------  ---------      ---------
                       (in thousands of dollars, except percents)
FUNDING USES:
  Interest earning assets:
    Loans-domestic.................... $171,819      $2,156      1.3%         $169,663     $5,508       3.4%        $164,155
    Taxable investment securities.....   62,746       9,401     17.6%           53,345      3,078       6.1%          50,267
    Non-taxable investment
      securities......................   17,095       1,430      9.1%           15,665      2,189      16.2%          13,476
    Federal funds sold................    9,662      (3,815)   (28.3%)          13,477          4       0.0%          13,473
    Time deposits in other
      banks-domestic.................. ..     0           0        0%                0          0       0.0%               0
                                      ---------    --------  --------         --------   --------   --------        --------
Total Interest Earning Assets........  $261,322      $9,172      3.6%         $252,150    $10,779       4.5%        $241,371
                                      =========   ========= =========        =========  =========  =========       =========

FUNDING SOURCES:
  Demand deposits - non-interest
    bearing..........................   $36,679      $3,290      9.9%          $33,389     $2,521       8.2%         $30,868
  Demand deposits - interest bearing...  21,943        1,252     6.1%           20,691      1,299       6.7%          19,392
  Savings deposits....................   30,040          737     2.5%           29,303      1,243       4.4%          28,060
  Time deposits........................ 151,096       3,336      2.3%          147,760      3,423       2.4%         144,337
  Other..............................    21,564         557      2.7%           21,007      2,293      12.3%          18,714
                                      ---------    --------  --------        ---------  ---------  ---------       ---------
Total Sources.....................     $261,322      $9,172      3.6%         $252,150    $10,779       4.5%        $241,371
                                      =========   ========= =========        =========  =========  =========       =========



NON-INTEREST INCOME

Non-interest income amounted to approximately $2.6 million in 1999, a decrease of 1.7% from 1998, which decrease is attributable primarily to decreases in mortgage banking fees and other commissions and fees. Non-interest income in 1998 increased by 11.5% from 1997. Net gains on security transactions amounted to $17.6 thousand in 1999, with no net gains or losses in security transactions in 1998 and net losses realized totaling $30.8 thousand in 1997.


NON-INTEREST EXPENSE

Non-interest expense in 1999 was approximately $9.3 million, up 12.0% from 1998. This increase is attributable primarily to increased operating costs, especially from increases in collection and professional fees. These increased fees were primarily related to litigation involving members of the family of the Corporation's former CEO, Robert M. Curry. Salaries, including employee benefits, were higher than in 1998. Non-interest expense for 1998 had increased by 2.5% over the previous year. This was due primarily to increases in operating costs as well as those costs mentioned above related to the Curry-family litigation.

LOAN LOSS PROVISION

The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential future losses on existing loans. The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio. The Bank utilizes an independent loan review function which considers loans on their own merits based on factors which include past loan experience, collateral value, off-balance sheet credit risk, and possible effects of prevailing economic conditions. Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered. Bank management performs calculations for the minimum allowance level needed and a final evaluation is made.

The provision for loan losses was $791.3 thousand in 1999 compared to $1.6 million in 1998 and $507.5 thousand in 1997. Net loan losses were $888.3 thousand in 1999, $1.3 million in 1998, and $284.1 thousand in 1997. In August of 1998, the Corporation discovered that Robert M. Curry, its Chairman and Chief Executive Officer, had obtained several million dollars of cashier's checks of the Corporation's subsidiary and deposited them in an account at another bank over which he had signatory authority. Although he had repaid a significant amount of these cashier's checks with the funds deposited, the ultimate shortfall to the Corporation was approximately $1.1 million, a substantial portion of which has been ultimately covered by the Bank's fidelity bond carrier. However, in investigating these matters, the Corporation determined that the former CEO, Mr. Curry, had provided false information to it in connection with loans made by the Bank to him and to two of his brothers and their farming operation. As a result, the Bank, in the fourth quarter of 1998, charged off approximately $731 thousand of indebtedness to the CEO and his brothers and substantially increased its provision to cover the charge-off and the increased level of problem loans associated with this indebtedness. On March 24, 2000 a written settlement agreement was executed in connection with this matter. Note R of Notes to Consolidated Financial Statements provides more discussion on the Curry litigation and other litigation involving the Corporation. Note C to Financial Statements, Part II, Item 8 provides a detailed analysis of components of Loans and Allowance for Loan Losses and is incorporated herein by reference.

Net loan losses for 1999 consists of personal loans for $478.6 thousand, and commercial and industrial loans for $431.6 thousand. Net recoveries in 1999 consists of agriculture loans of $17.9 thousand and real estate loans of $4.0 thousand. The allowance at the end of 1999 is $2.8 million, or 1.63% of outstanding loans and leases, as compared to $2.9 million or 1.73% and $2.6 million or 1.54% in 1998 and 1997, respectively.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

        		                          December 31,
                             1999     1998     1997     1996     1995
                         -------- -------- -------- -------- --------
                               (amounts in thousands of dollars)
Allowance applicable to:
  Real estate loans         $453       319      $240     $422     $634
  Commercial loans           792       473       165       80       58
  Agriculture loans          449       409       176      238      173
  Individual loans         1,144     1,735     2,023    1,639    1,191
  Other loans                  0         0         0        2        2
                        --------  --------  -------- -------- --------
  Total                   $2,838    $2,936    $2,604   $2,381   $2,058
                        ========  ========  ======== ======== ========

Percentages of loans by
category to total loans:
  Real estate loans       56.48%    53.23%    52.66%   51.76%   51.11%
  Commercial loans        15.66%    17.24%    15.42%   14.77%   13.34%
  Agriculture loans        4.98%     5.83%     6.68%    7.33%    8.00%
  Individual loans        19.45%    22.29%    23.25%   24.92%   26.00%
  Other loans              3.43%     1.41%     1.99%    1.22%    1.55%
                        -------   -------   -------  -------  -------
  Total                  100.00%   100.00%   100.00%  100.00%  100.00%
                        =======   =======   =======  =======  =======

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $1.720,123, $1,909,215, and $2,215,867 in 1999, 1998 and 1997,
respectively. The effective tax rates were 31.9%, 33.4%, and 33.9% respectively. Note I to Financial Statements, Part II, Item 8, provides a detailed analysis of the components of income tax expense.


QUARTERLY RESULTS OF OPERATIONS

Quarter-by-quarter income and expense data for the years 1999 and 1998 are presented in the following table.




                                        For The Three Months Ended

                                  Mar 31     Jun 30     Sep 30     Dec 31
                                ---------  ---------  ---------  ---------
                              (In Thousands, Except Per Share Amounts)
1999:
  Total interest income.......     $5,449     $5,634     $5,662     $5,234
  Total interest expense......      2,283      2,274      2,292      2,289
  Net interest income.........      3,166      3,360      3,370      3,035
  Provision for loan losses...        164        165        177        285
  Other income................        538        690        612        739
  Other expense...............      2,301      2,349      2,359      2,309
  Income before income tax....      1,239      1,536      1,446      1,180
  Income taxes................        419        490        479        332
  Net income..................        820      1,046        967        848
  Net income per share........      $0.52      $0.66      $0.61      $0.54

1998:
  Total interest income.......     $5,746     $5,840     $5,758     $5,162
  Total interest expense......      2,370      2,377      2,365      2,333
  Net interest income.........      3,376      3,463      3,393      2,829
  Provision for loan losses...        180        234        590        648
  Other income................        550        584        545        945
  Other expense...............      1,995      2,013      2,117      2,196
  Income before income tax....      1,751      1,800      1,231        930
  Income taxes................        649        651        335        274
  Net income..................      1,102      1,149        896        656
  Net income per share........      $0.71      $0.74      $0.57      $0.42





The 1999 provisions for loan losses shown in the table above reflects the decision of management in the latter part of the year to insure that provision for loan losses reflect the increase in net charge-offs during the last quarter of 1999. Note C to Financial Statements, Part II, Item 8, provides more detailed analysis of loan loss provision. In 1998, provisions for loan losses shown in the table were increased each quarter, resulting from an increase in charge-offs and nonaccruals associated with loans to family members of the former CEO of the Corporation as reported in the 1998 Form 10-K.

                                 BALANCE SHEET


LOANS

Management's focus is to promote loan growth in the bank's target market, emphasizing the expansion of business and the enhancement of the quality of life in the bank's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk. Loan growth during 1999 resulted primarily from increases in real estate loans, including agriculture, residential and commercial real estate. Also, other loans, mainly nontaxable loans, increased significantly from last year. Loans for land development, commercial and industrial and automobiles showed decreases as compared to 1998.

Over the last three years, average total loans and leases increased by $2.2 million or 1.3% in 1999, by $5.5 million or 3.4% in 1998 and by $6.5 million or 4.1% in 1997. The growth in deposits has been used to support the continuing increase in loan demand.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and monthly averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                    For Year Ended December 31,

                            1999     1998     1997     1996     1995
                          -------- -------- -------- -------- --------
                                     (in thousands of dollars)
Amount of net loans
and lease financing
outstanding at end
of period................ $174,748 $169,651 $168,738 $157,903 $152,993
                          ======== ======== ======== ======== ========
Monthly average amount
of loans and leases...... $171,819 $169,663 $164,155 $157,697 $142,825
                          ======== ======== ======== ======== ========
Balance of allowance
for possible loan
losses at beginning
of period................   $2,936   $2,604   $2,381   $2,058   $2,024

Loans charged off........    1,192    1,577      708      740      433

Recoveries of loans
previously charged off...      304      257      424      280      209
                          -------- -------- -------- -------- --------
Net loans charged off....      888    1,320      284      460      224
                          -------- -------- -------- -------- --------
Additions to allowance
charged to expense.......      791    1,652      507      783      258
                          -------- -------- -------- -------- --------
Balance at end of
period...................   $2,838   $2,936   $2,604   $2,381   $2,058
                          ======== ======== ======== ======== ========
Ratio of net charge
offs during period to
average loans
outstanding..............    0.51%    0.78%    0.17%    0.29%    0.16%
                          ======== ======== ======== ======== ========

Reference is made to Note C to Financial Statements, Part II, Item 8, for further detail regarding charge-offs and recoveries by category.

LOAN QUALITY

The amounts of loans and leases outstanding at the indicated dates are shown in the following table according to type of loan.




                                        LOAN PORTFOLIO


                                            December 31,

                             1999      1998      1997      1996      1995
                          --------  --------  --------  --------  --------
                                   (in thousands of dollars)
Construction and land
  development               $3,811    $5,108    $3,341    $3,548    $2,929
Commercial, industrial      23,732    24,606    23,122    20,219    17,911
Agricultural                 8,760    10,053    11,461    11,799    12,503
Real est. farmland          20,015    19,577    19,142    17,314    15,615
Real est. residential       43,227    41,307    40,177    38,708    37,811
Real est. commercial        36,158    30,891    31,033    27,255    26,410
Installment-individuals     34,218    38,426     9,890    40,096    40,610
Other loans(1)               6,037     2,445     3,426     1,943     2,402
                          --------  --------  --------  --------  --------
     TOTAL                $175,958  $172,413  $171,592  $160,882  $156,191
                          ========  ========  ========  ========  ========


(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage, home equity, consumer loans, and lease financing).


                                      Due in    Due after
                                      1 year     1 year
                                     or less   but before   Due after
                                                 5 years     5 years       Total
                                    ---------   ---------   ---------  ---------
                                      (in thousands of dollars)
Construction, land development        $3,170         $35        $606     $3,811
Commercial, industrial               $13,965      $8,290      $1,477    $23,732
Agricultural                          $5,067      $1,568      $2,125     $8,760
Real estate farmland                  $8,921      $7,734      $3,360    $20,015
Real estate commercial                $7,135     $19,358      $9,665    $36,158
                                    --------    --------    --------   ---------
Total selected loans                 $38,258     $36,985     $17,233    $92,476
                                    ========    ========    ========   =========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year.


                                                    Due after
                                          Due in     1 year
                                          1 year    but before Due after
                                          or less    5 years    5 years   Total
                                          --------   ---------  --------  ------
Percent of total selected loans......      41.37%     40.00%    18.63%   100.00%
Cumulative percent of total.........       41.37%     81.37%   100.00%

Sensitivity of loans to changes
in interest rates-loans due after one year:
  Fixed rate loans...................                $35,470   $16,526   $51,996
  Variable rate loans................                  1,515       707     2,222
                                                    --------  --------   -------
                                                     $36,985   $17,233   $54,218
                                                    ========  ========   =======

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

From 1998 to 1999, non-accruing loans increased by 2.81% to $3.3 million following an increase of 352.0% in 1998 from 1997. Non-accruing loans in 1999 included approximately $2.1 million of loans to relatives and certain entities of these relatives of the former CEO of the Corporation, as discussed above in more detail in the 1998 Form 10-K. There were no restructured loans at year-end 1999 or 1998. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $99.2 thousand for a decrease of 48.6%, following a decrease of 67.2% in 1998. Loans past due ninety days or more totaled $35.7 thousand for a decrease of 85.9% over same period last year, following an increase of 43.5% in 1998. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Except for the loans to the farming operation associated with family members of the former CEO of the Corporation, non-performing loans are not concentrated in any particular category of loans and contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets and loans past due ninety days or more.



                                                   December 31,
                                             1999      1998      1997
                                          --------- --------- ---------
                                             (in thousands of dollars)

Non-accrual loans                           $3,262    $3,173      $702
Troubled debt restructurings                    $0        $0        $0
Other real estate owned                        $99      $193      $115
Loans past due ninety days or more as to
  interest or principal payment                $36      $253      $176



The amount of interest income actually recognized on these loans during 1999, 1998 and 1997, was $19,760, $126,213 and $7,971, respectively. The additional amount of interest income that would have been recorded during 1999, 1998 and 1997, if the above amounts had been current in accordance with their original terms was $265,505, $177,994 and $44,427, respectively. As of December 31, 1999, management was not aware of any specifically identified loans, other than those included in the categories discussed above, that represent significant potential problems. The Corporation believes that it maintains adequate audit standards, exercises appropriate internal controls and conducts regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses which it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. The executive officers of the Bank evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses.

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

The following table sets forth the carrying amount of securities at the dates indicated:



                                                   December 31,

                                             1999       1998       1997
                                          ---------  ---------  ---------
Available-for-sale                         (in thousands of dollars)
-------------------
     U. S. Treasury securities..........     $4,014    $16,363    $18,311
     Obligations of state and
      Political subdivisions  ..........        420          0          0
     Other U.S. Debt          ..........      6,140          0          0
     U.S. Government Agencies...........     35,035     29,610     32,701
                                          ---------  ---------  ---------
                                            $45,609    $45,973    $51,012
                                          ---------  ---------  ---------
Held-to-maturity
-----------------
     States and political subdivisions..    $14,912    $17,937    $13,948
     Other securities...................     14,436      7,653      6,255
                                          ---------  ---------  ---------
                                            $29,348    $25,590    $20,203
                                          ---------  ---------  ---------
          TOTAL                             $74,957    $71,563    $71,215
                                          =========  =========  =========

The following table sets forth the maturities of securities at December 31, 1999 and the average yields of such securities (calculated on the basis of the cost and effective yields).




                           US Treasuries,   State and Political
                           and Government   Subdivisions &
                              Agencies          Other              Total
                           --------------   ------------------    ------
                                (in thousands of dollars)
Available-for-sale
---------------------
Within one year:
  Amount                            $3,494              -         $3,494
  Yield                               6.59%             -           6.59%

After one but within five years:
  Amount                           $32,126         $6,139        $38,265
  Yield                               5.94%          6.68%          6.06%

After five through ten years:
  Amount                            $3,408           $442         $3,850
  Yield                               6.30%          7.11%          6.40%


Held-to-maturity
-------------------
Within one year:
  Amount                                 -         $4,693         $4,693
  Yield                                  -           6.66%          6.66%

After one but within five years:
  Amount                                 -        $22,638        $22,638
  Yield                                  -           6.16%          6.16%

After five but within ten years:
  Amount                                 -         $2,017         $2,017
  Yield                                  -           5.37%          5.37%



The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $10.8 million or 15.7% during 1999 as compared to the previous year. Average taxable investment securities increased by $9.4 million or 17.6% and average non-taxable investment securities increased by $1.4 million or 9.1%, to account for the overall increase in average investments. The total securities portfolio was $3.4 million or 4.8% more at the end of 1999 than at the end of 1998. This increase resulted primarily from the increase in deposit growth and management's decision to decrease federal funds sold in order to maximize investment yield.

DEPOSITS

The Bank's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $8.6 million in 1999, by $8.5 million in 1998 and by $10.8 million in 1997. Most of the deposit growth experienced by the Bank has been in accounts which are interest sensitive.

The average amount of deposits for the periods indicated is summarized in the following table:



                                           For Year Ended December 31,

                                           1999        1998       1997
                                         ---------  ---------  ---------
                                           (in thousands of dollars)

Demand deposits - non-interest bearing..   $36,679    $33,389    $30,868
Demand deposits - interest bearing......    21,943     20,691     19,392
Savings deposits........................    30,040     29,303     28,060
Time deposits (excluding time CD's
  of $100,000 or more)..................    97,471    100,848    102,211
Time CD's of $100,000 or more...........    53,625     46,912     42,126
                                         ---------  ---------  ---------
     TOTAL..............................  $239,758   $231,143   $222,657
                                         =========  =========  =========


Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 1999, are summarized as follows (in thousands of dollars):



     3 months or less.............................   $28,060
     Over 3 months through 6 months...............    11,346
     Over 6 months through 12 months..............    12,003
     Over 1 year .................................     3,917
                                                   ---------
     TOTAL........................................   $55,326
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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $8.2 million at December 31, 1999, representing 10.9% of the investment securities portfolio, a decrease from the 26.5% level of 1998. Additional sources of liquidity include federal funds sold, maturing loans and time deposits in other banks.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest-sensitive than are savings accounts. Regular savings and NOW accounts are classified by management as immediately rate sensitive. At December 31, 1999 the Bank had a total of $51.4 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

Interest rate sensitivity gaps by maturities are summarized in the following table:




                                   INTEREST RATE SENSITIVITY GAPS


December 31, 1998           31-90   91-365   +1 - 3   +3 - 5   Over 5
$ in thousands              Days     Days     years    years    years      Total
---------------------     -------- -------- -------- -------- --------  --------
Interest-sensitive assets:
  Loans and leases........$26,489  $56,432  $75,647  $10,659   $6,731   $175,958
  Taxable securities......      0    3,494    6,307   25,819    3,430    $39,050
  Nontaxable securities...    620    4,073   13,375   15,402    2,437    $35,907
  Federal funds sold......  6,723        0        0        0        0     $6,723
                           -------  -------  -------  -------  -------   -------
  Total...................$33,832  $63,999  $95,329  $51,880  $12,598   $257,638

Interest-sensitive liabilities:
  Demand deposits.........$21,054       $0       $0       $0        0    $21,054
  Savings................. 29,736        0        0        0        0    $29,736
  Time.................... 57,110   80,598   13,320      675        0   $151,703
  Other borrowed funds....     47      144      419      419      821     $1,849
                           -------  -------  -------  -------  -------  --------
  Total..................$107,947  $80,742  $13,739   $1,094     $820   $204,342

Interest sensitivity gap.($74,115)($16,743) $81,590  $50,786  $12,516    $54,034
Cumulative gap...........($74,115)($90,858) ($9,268) $41,518  $54,034
Ratio of cumulative gap to
  earning assets.......... -28.77%  -35.27%    3.60%   16.12%   20.98%


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


CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 3.6% in 1999 and 4.2% in 1998. The corresponding percentage increase in average equity amounted to 3.8% in 1999 and 4.1% in 1998.

The Corporation's equity capital was $36,671,996 at December 31, 1999, $36,686,195 at December 31, 1998, and $34,579,346 at December 31, 1997, for an
increase of 6.1% over the two-year period. The Corporation's equity-to-average asset ratio was 13.0%, as compared to 14.2% for 1998 and 13.3% for 1997. The maintenance of this ratio during 1999 indicates that the Corporation's 1999 earnings were sufficient to keep pace with its growth in total assets. The Corporation plans to maintain a capital to asset ratio which reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 70.8% in 1999, 65.7% in 1998, and 53.5% in 1997.

As of December 31, 1999, the authorized number of common shares was 10 million shares, with 1,583,961 shares issued and outstanding.

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

On January 1, 1995, the Company adopted FASB Statements No. 114 and No. 118, both of which deal with accounting by creditors for impairment of loans. Statements No. 114 and No. 118, explained in Note A to Financial Statements,
Part II, Item 8, provide new rules for measuring impairment losses on loans.
As of the fourth quarter of 1999, the Company has identified those loans which it deems to be impaired and has computed allowances which management believes to be sufficient for those loans. The adoption of these statements had no material effect on the earnings or financial condition of the Company.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities which will have a material effect on the Corporation's liquidity, capital resources or operations.

YEAR 2000 CONSIDERATIONS

As of the date of this filing, the Corporation has not experienced any significant year 2000 problems related to its computer systems, neither internal nor third party. Also, the Corporation has not experienced any problems regarding the ability of commercial customers to meet any debt service obligations as a result of issues related to year 2000. The Corporation will continue to monitor systems for problems and expects that costs related to this process will be minimal.

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



               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             December 31, 1999 and 1998

                                      ASSETS
                                                        1999          1998
Cash and due from banks	                            $12,120,521    $9,427,069
Federal funds sold                                    6,722,897    12,970,075
                                                     ----------    ----------
    Total cash and cash equivalents	                 18,843,418    22,397,144

Securities available for sale	                       45,608,982    45,972,651
Securities held to maturity
 (fair value - $28,800,260 and $25,880,236)          29,348,246    25,589,675

Loans	                                              175,958,097   172,413,256
   Unearned income                                   (1,223,883)   (2,762,195)
                                                    -----------   -----------
   Loans net of unearned income                     174,734,214   169,651,061
   Allowance for loan losses                         (2,838,481)   (2,935,534)
                                                    -----------   -----------
   Total net loans                                  171,895,733   166,715,527


Bank premises and equipment                           7,128,207     7,521,071
Accrued interest receivable                           3,529,106     3,340,417
Other real estate owned	                                 99,185       192,911
Prepayments and other assets                          3,030,935     3,275,581
                                                      ---------     ---------
TOTAL ASSETS                                       $279,483,812  $275,004,977
                                                    ===========   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
   Noninterest bearing                              $36,117,830   $36,187,911
   Interest bearing                                 202,492,439   197,611,615
                                                    -----------   -----------
   Total deposits	                                  238,610,269   233,799,526

 Other borrowed funds                                 1,849,090     2,028,120
 Accrued taxes                                          130,687       111,768
 Accrued interest on deposits	                        1,806,079     1,909,612
 Accrued profit sharing expense                         114,309       120,392
 Other liabilities                                      301,382       349,364
                                                      ---------     ---------

     TOTAL LIABILITIES                              242,811,816   238,318,782
                                                    -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized -
   10,000,000 shares; 1,583,961 and 1,573,515
   shares issued and outstanding                      1,583,961     1,573,515
 Capital surplus                                      7,338,740     7,105,124
 Retained earnings                                   28,663,995    27,590,464
 Accumulated other comprehensive income (loss), net    (914,700)      417,092
                                                     ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                      36,671,996    36,686,195
                                                     ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	   $279,483,812  $275,004,977
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1999, 1998 and 1997


                                               1999         1998        1997
INTEREST INCOME
 Loans, including fees                     $17,051,620  $17,718,313 $17,562,095
 Securities:
   Taxable                                   3,800,275    3,377,514   3,214,076
   Non-taxable                                 741,895      693,794     598,757
 Federal funds sold                            475,773      716,654     729,412
                                            ----------   ----------  ----------
     Total Interest Income                  22,069,563   22,506,275  22,104,340
                                            ----------   ----------  ----------
INTEREST EXPENSE
 Interest on deposits:
   Transaction accounts	                       448,721      393,518     370,503
   Money market deposit accounts               234,070      262,149     247,501
   Other savings deposits                      499,381      486,654     469,337
   Time certificates of deposit of
    $100,000 or more                         2,834,338    2,687,855   2,756,024
   All other time deposits                   4,995,717    5,478,007   5,318,928
 Borrowed funds                                126,238      137,088     133,263
                                            ----------    ---------   ---------
     Total Interest Expense                  9,138,465    9,445,271   9,295,556
                                            ----------    ---------   ---------
     NET INTEREST INCOME                    12,931,098   13,061,004  12,808,784

     Provision for loan losses                 791,294    1,651,925     507,500
                                            ----------   ----------  ----------
     NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                       12,139,804   11,409,079  12,301,284

OTHER INCOME
 Service charges on deposit accounts         1,754,662    1,722,533   1,619,134
 Commissions and fees                          211,792      298,402     264,581
 Other service charges and fees                215,882      126,569     114,808
 Security gains (losses), net	                  17,561            -     (30,816)
 Gain on sale of other assets	                   3,940       11,962      18,419
 Dividends                                     193,932      122,686     248,136
 Mortgage banking fees                         181,296      342,185     119,206
                                             ---------    ---------   ---------
     Total Other Income	                     2,579,065    2,624,337   2,353,468
                                             ---------    ---------   ---------
OTHER EXPENSES
 Salaries and employee benefits              4,583,632    4,420,812   4,478,073
 Occupancy expense, net	                     1,075,441      932,698     857,078
 Furniture and equipment expense               703,593      778,409     741,509
 Advertising and public relations              486,892      461,570     502,849
 Other operating expenses                    2,467,951    1,727,780   1,539,731
                                            ----------    ---------   ---------
     Total Other Expenses                    9,317,509    8,321,269   8,119,240

     Income before income taxes              5,401,360    5,712,147   6,535,512
     Applicable income taxes                 1,720,123    1,909,215   2,215,867
                                            ----------    ---------   ---------

     NET INCOME                             $3,681,237   $3,802,932  $4,319,645
                                             =========    =========   =========
     Earnings per common share:
     Basic                                       $2.33        $2.44       $2.81
                                                  ====         ====        ====
     Diluted                                     $2.32        $2.43       $2.80
                                                  ====         ====        ====

The accompanying notes are an integral part of these financial statements.

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years Ended December 31, 1999, 1998, and 1997

                                                1999         1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income	                               $3,681,237   $3,802,932   $4,319,645
 Adjustments to reconcile net income
  to net cash provided by operating
  activities-
    Provision for loan losses	                791,294    1,651,925      507,500
    Depreciation 	                            838,840      771,879      754,002
    Amortization and accretion of
     investment securities, net               151,953      105,438      165,380
    Deferred income tax expense (benefit)	     54,480      (87,315)     (62,304)
    Gain on sale of other assets               (3,940)     (11,962)     (18,419)
    Security (gains) losses, net              (17,561)            -      30,816
    Loans originated for sale	             (6,880,161) (14,452,933)  (4,987,503)
    Proceeds from sale of loans             8,133,659   13,187,740    4,906,896
   (Increase) decrease in interest
     receivable                              (188,689)      71,541      (10,619)
   (Increase) decrease in prepayments and
     other assets	                            851,004   (1,063,009)     (32,707)
    Increase (decrease) in accrued interest
     on deposits                             (103,533)     (99,454)     324,160
    Increase (decrease) in accrued taxes       18,919       (5,518)        (229)
    Decrease in other liabilities             (54,065)     (78,463)     (25,839)
                                              ---------   ---------   ---------
      Cash Provided by Operating
       Activities, net                      7,273,437    3,792,801    5,870,779

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of securities available
  for sale                                (24,211,760) (10,000,910)  26,282,664)
 Proceeds from sales of securities
  available for sale                        6,527,758            -    8,054,063
 Proceeds from maturities of securities
  available for sale                       16,511,155   15,160,001   11,108,064
 Purchases of securities held to maturity	(10,059,004) (10,403,495)  (7,176,105)
 Proceeds from maturities of securities
  held to maturity                          5,680,900    4,925,600    6,505,000
  Net increase in loans	                   (7,357,345)  (1,221,664) (11,102,349)
 Capital expenditures                        (445,702)  (1,017,809)    (878,255)
 Proceeds from sale of other assets	          258,765      188,670      186,432
                                           ----------    ---------   ----------
      Cash Used by Investing
       Activities, net                    (13,095,233)  (2,369,607) (19,585,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                           -            -      500,000
 Borrowings repaid                           (179,030)    (168,180)    (150,513)
 Net increase in deposits                   4,810,744    6,634,031   14,479,159
 Cash dividends paid                       (2,607,706)  (2,498,423)  (2,311,927)
 Proceeds from issuance of common stock       635,292      714,351      587,022
 Common stock repurchased                    (391,230)           -            -
                                            ---------    ---------   ----------
      Cash Provided by Financing
       Activities, net                      2,268,070    4,681,779   13,103,741
                                           ----------   ----------   ----------
INCREASE (DECREASE) IN CASH, net           (3,553,726)   6,104,973     (611,294)
CASH AND CASH EQUIVALENTS, beginning
 of year                                   22,397,144   16,292,171   16,903,465
                                           ----------   ----------   ----------
CASH AND CASH EQUIVALENTS, end of year    $18,843,418  $22,397,144  $16,292,171
                                           ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                    FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              Years Ended December 31, 1999, 1998 and 1997

                                                                                                  Unrealized
                                                                                                Gains/(Losses)
                                  Common Stock                     Capital       Retained    on Securities,
                                     Shares         Amount         Surplus       Earnings     Net of Taxes       Total

Balance at December 31, 1995        1,532,220      1,532,220      5,895,046     24,278,237        181,899     31,887,402

Comprehensive income:
     Net income                             -              -              -      4,319,645              -

     Change in unrealized gains
    (losses) on AFS securities,
     net of tax                             -              -              -              -        126,904

     Less reclassification
     Adjustment, net of deferred
     Income tax benefit of $10,500          -              -              -                        20,300

Comprehensive income                        -              -              -                                   4,466,849

Cash dividends paid $1.50
  per share                                 -              -              -     (2,311,927)             -    (2,311,927)

Common stock issued                    18,505         18,505        482,971              -              -       501,476

Common stock repurchased               18,774         18,774        518,248              -              -       537,022
                                    ---------      ---------      ---------     ----------      ---------     ----------
Balance at December 31, 1997        1,550,994      1,550,994      6,413,294     26,285,955        329,103     34,579,346

Comprehensive income:
     Net income                             -              -              -      3,802,932              -

     Change in unrealized gains
     (losses) on AFS securities,
      net of tax                            -              -              -              -         87,989

Comprehensive income                        -              -              -                                    3,890,921

Cash dividends paid $1.60
  per share                                 -              -              -     (2,498,423)             -     (2,498,423)

Common stock issued                    22,521         22,521        691,830              -              -        714,351
                                    ---------      ---------      ---------     ----------        -------     ----------
Balance at December 31, 1998        1,573,515      1,573,515      7,105,124     27,590,464        417,092     36,686,195

Comprehensive income:
     Net income                             -              -              -      3,681,237

     Net change in
     unrealized gains
     on securities,
     net of tax
                                            -              -              -              -     (1,320,201)

Less reclassification
     Adjustment, net of deferred
     Income tax benefit of $10,500          -              -              -                       (11,591)

Comprehensive income                        -              -              -                                    2,349,445

Cash dividends paid $1.65
  per share                                 -              -              -     (2,607,706)             -     (2,607,706)

Common stock issued                    19,140         19,140       616,152              -              -         635,292

Common stock repurchased               (8,694)        (8,694)     (382,536)             -              -        (391,230)
                                    ---------      ---------      ---------     ----------        -------     ----------
Balance at December 31, 1999      $ 1,583,961    $ 1,583,961    $ 7,338,740    $28,663,995    $  (914,700)   $36,671,996


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

Loans and Allowance for Loan Losses
Loans which the Corporation has the positive intent and ability to hold to maturity are stated at the principal amount outstanding, net of unearned income. Loans include loans held for sale at December 31, 1999 and 1998, totaling $352,800 and $1,606,298, respectively. These loans are recorded at cost, which approximates market value.

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


Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment. No interest was capitalized in 1999, 1998 or 1997.


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


Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $9,241,998, $9,544,725 and $8,971,397 and income taxes paid of $1,767,452, $2,206,102 and $2,273,590 for the years ended December 31, 1999, 1998, and 1997, respectively.

Earnings Per Share
Basic and diluted earning per share (EPS) are shown on the face of the earnings statement. Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially diluted securities is included. Diluted EPS assumes the conversion of all options.

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

Reclassifications
Certain 1998 and 1997 financial information has been reclassified to conform its presentation with the 1999 financial statements. None of these reclassifications had any effect on net income or earnings per share.

Transfer and Servicing of Financial Assets and Extinguishments of Liabilities Accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on an application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings.

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies - (Continued)

Comprehensive Income
In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income". The statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general - purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. The Corporation adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations.
Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

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

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement was effective for the first fiscal quarter beginning after December 15, 1998. Adoption of this statement had no impact on the Corporation's financial position or results of operations.

              FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:

                                             Gross       Gross      Estimated
                                          Unrealized   Unrealized      Fair
1999                                Cost     Gains       Losses       Value
Available for Sale
  U.S. Treasury securities      $3,989,489   $24,886         $-    $4,014,375
  Obligations of states and
    political subdivisions         427,220         -      7,493       419,727
  Other debt securities          6,243,726     4,567    108,713     6,139,580
  U.S. Government agencies      36,334,457     4,461  1,303,618    35,035,300
                                ----------  --------  ---------   -----------
                                46,994,892    33,914  1,419,824    45,608,982
                                ----------  --------  ---------   -----------
Held to Maturity
  Obligations of states and
    political subdivisions      14,911,933    10,689    172,098    14,750,524
  Other debt securities         14,436,313       569    387,146    14,049,736
                                ----------  --------  ---------   -----------
                                29,348,246    11,258    559,244    28,800,260
                                ----------  --------  ---------   -----------
    TOTAL                      $76,343,138   $45,172 $1,979,068   $74,409,242
                                ==========    ======  =========    ==========

1998
Available for Sale
  U.S. Treasury securities     $16,030,692  $331,808         $-   $16,362,500
  U.S. Government agencies      29,306,212   305,371      1,432    29,610,151
                                ----------  --------  ---------   -----------
                                45,336,904   637,179      1,432    45,972,651
                                ----------  --------  ---------   -----------
Held to Maturity
  Obligations of states and
    political subdivisions      17,936,798   231,553      5,628    18,162,723
  Other debt securities          7,652,877    72,196      7,560     7,717,513
                                ----------  --------  ---------   -----------
                                25,589,675   303,749     13,188    25,880,236
                                ----------  --------  ---------   -----------
    TOTAL                      $70,926,579  $940,928    $14,620   $71,852,887
                                ==========   =======     ======    ==========

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 1999:


                                    Available for Sale        Held to Maturity
                                   Cost     Fair Value      Cost      Fair Value
                                   ----     ----------      ----      ----------
Due in one year or less        $3,489,411   $3,493,664   $4,692,846   $4,697,867
Due after one year through
 five years                    39,521,600   38,265,486   22,638,411   22,146,293
Due after five years through
  ten years                     3,983,881    3,849,832    2,016,989    1,956,100
                               ----------   ----------   ----------   ----------
    TOTAL                     $46,994,892  $45,608,982  $29,348,246  $28,800,260
                               ==========   ==========   ==========   ==========

            FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note B - Securities  (Continued)

Net gains realized from securities transactions for 1999, 1998 and 1997 were:


                                       Book         Gross Realized      Net
    1999                Proceeds       Value        Gains    Losses   Realized
                        --------       -----        -----    ------   --------
Securities sold       $6,527,758    $6,510,197    $21,563    $4,002    $17,561
Securities matured
 or redeemed          22,192,055    22,192,055          -         -          -
                      ----------    ----------     ------     -----     ------
                     $28,719,813   $28,702,252    $21,563    $4,002    $17,561
                      ==========    ==========     ======     =====     ======
    1998
Securities matured
 or redeemed         $20,085,601   $20,085,601         $-        $-         $-
                      ==========    ==========     ======     =====     ======
    1997
Securities sold       $8,054,063    $8,084,879         $-   $30,816   $(30,816)
Securities matured
 or redeemed          17,613,064    17,613,064          -         -          -
                      ----------    ----------     ------     -----     ------
                     $25,667,127   $25,697,943         $-   $30,816   $(30,816)
                      ==========   ==========      ======     =====     ======

Income tax expense (benefit) attributable to securities transactions was $6,667, $-0- and $(12,326) for 1999, 1998 and 1997, respectively.

Securities with a book value of $32,812,104 and $18,667,681 at December 31, 1999 and 1998, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities, that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated shareholders' equity at December 31, 1999 or 1998.

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

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans at December 31:


                                                 1999          1998
                                                 ----          ----
Construction and land development               $3,810,702    $5,108,089
Commercial and industrial                       23,732,371    24,605,702
Agricultural                                     8,760,561    10,052,890
Real estate loans secured by:
  Farmland                                      20,014,610    19,576,951
  Residential property                          43,226,946    41,307,489
  Nonresidential, nonfarm                       36,157,861    30,890,897
Loans to individuals secured by:
  Automobiles                                   18,805,969    20,954,132
  Retail, consumer and personal expenditures    15,412,501    17,471,836
Other loans                                      6,036,576     2,445,270
                                             -------------    ----------
                                               175,958,097   172,413,256
  Unearned income                               (1,223,883)   (2,762,195)
                                               -----------   -----------
    TOTAL                                     $174,734,214  $169,651,061
                                               ===========   ===========

The following is a summary of loan maturities carrying fixed and variable interest rates as of December 31, 1999:


                               Within        Over
                              One Year      One Year         Total
                              --------      --------         ------
Fixed rate loans             $68,869,324   $87,478,976   $156,348,300
Variable rate loans           15,833,367     3,776,430     19,609,797
                              ----------    ----------    -----------
    TOTAL                    $84,702,691   $91,255,406   $175,958,097
                              ==========    ==========    ===========

At December 31, 1999, 1998 and 1997, impaired, nonaccrual and restructured loans totaled $3,262,208, $3,173,107 and $701,867, respectively. The amount of interest income actually recognized on these loans during 1999, 1998 and 1997, was $19,760, $126,213 and $7,971, respectively. The additional amount of interest income that would have been recorded during 1999, 1998 and 1997, if the above amounts had been current in accordance with their original terms was $265,505, $177,994 and $44,427, respectively.

As of December 31, 1999, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:


                                      Recorded     Valuation
                                     Investment    Allowance
Impaired Loans-
  Valuation allowance required       $2,013,333    $699,613
  No valuation allowance required     1,248,875           -
                                      ---------     -------
    Total Impaired Loans             $3,262,208    $699,613
                                      =========     =======

The valuation allowance is included in the allowance for loan losses on the balance sheet.

            FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Loans and Allowance for Loan Losses (Continued)

The average recorded investments in impaired loans for the years 1999, 1998 and 1997 were $3,413,900, $1,963,830 and $535,018, respectively. At December 31,
1999, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $35,726, $252,637 and $176,043 at December 31, 1999, 1998 and 1997, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 1999 and 1998:

                                            1999          1998
Balance at beginning of year               $4,975,157    $9,322,014
Additions                                   2,603,396     5,356,897
Repayments                                 (2,652,135)   (6,329,186)
No longer related                          (1,089,447)   (3,374,568)
                                           ----------     ---------
Balance at end of year                     $3,836,971    $4,975,157
                                           ==========    ==========

Transactions in the allowance for loan losses were as follows:


                                    1999          1998          1997
Balance at beginning of year       $2,935,534    $2,604,080    $2,380,700
Less-Charge-offs:
  Real estate -
    Residential                         3,926        45,133        31,028
  Commercial                          123,892       148,425       163,504
  Agricultural                        377,360       702,594        16,664
  Individuals                         686,830       681,310       496,788
                                    ---------     ---------       -------
                                    1,192,008     1,577,462       707,984
                                    ---------     ---------       -------
Add-Recoveries:
  Real estate -
    Residential                         7,904        22,668        23,020
  Commercial                           45,691        45,298        50,717
  Agricultural                         41,866         9,866         2,975
  Individuals                         208,200       179,159       347,152
                                    ---------     ---------       -------
                                      303,661       256,991       423,864
                                    ---------     ---------       -------
Net Charge-offs                       888,347     1,320,471       284,120
                                    ---------     ---------       -------
Add-Provision charged to operations   791,294     1,651,925       507,500
                                    ---------     ---------       -------
Balance at end of year             $2,838,481    $2,935,534    $2,604,080
                                    =========     =========     =========
Ratio of net charge-offs to average
  loans outstanding during the year      0.51%         0.78%         0.17%
                                         ====          ====          ====

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

                                               Accumulated
                                               Depreciation &   Carrying
1999                                  Cost     Amortization      Amount
  Land                               $798,480            $-     $798,480
  Buildings                         8,652,894     3,555,083    5,097,811
  Furniture and equipment           5,433,081     4,406,556    1,026,525
  Leasehold improvements              408,299       202,908      205,391
    TOTAL                         $15,292,754    $8,164,547    $7,128,207

1998
  Land                               $708,480            $-      $708,480
  Buildings                         8,625,610    3,276,547      5,349,063
  Furniture and equipment           5,147,896    4,005,687    1,142,209
  Leasehold improvements              408,299       86,980      321,319
    TOTAL                         $14,890,285   $7,369,214   $7,521,071


The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.


             Annual                      Annual
  Year    Commitments      Year       Commitments
  2000     $49,532     2005 - 2009     $30,000
  2001      20,422     2010 - 2014      26,500
  2002       6,000
  2003       6,000
  2004       6,000



Rents charged to operations under operating lease agreements for the years 1999, 1998 and 1997 were $51,222, $51,351 and $55,014, respectively.

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:


                                                           1999       1998

  Prepaid expenses                                        $129,854   $242,970
  Federal Home Loan Bank stock, at cost                    946,100    883,798
  Federal Reserve Bank stock, at cost                      112,500    112,500
  Investment in single premium whole life
   insurance contract                                      590,181    567,554
  Insurance receivable                                           -    858,003
  Investment in insurance limited partnership
   and corporation                                          53,100     81,850
  Deferred income tax benefits                           1,150,970    518,087
  Other                                                     48,230     10,819
      TOTAL                                             $3,030,935 $3,275,581

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note F - Deposits

The following is a summary of deposits at December 31:

                                      1999           1998
  Noninterest bearing:
    Demand                           $36,117,830    $36,187,911
  Interest bearing:
    Demand                            21,054,212     20,759,927
    Savings                           29,735,600     28,305,283
    Other  time                       96,376,526     98,306,908
    Certificates of deposit
     $100,000 and over                55,326,101     50,239,497
      TOTAL                         $238,610,269   $233,799,526


Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

                                                          1999         1998
  Notes payable to Federal Home Loan Bank:
    Dated 11-17-93, matures 12-01-08,
      payable $1,682 per month including
      interest at 5.95%                                   $140,415    $151,875
    Dated 6-22-94, matures 7-01-04, payable
      $11,077 per month including interest
      at 5.95%                                             532,078     630,153
    Dated 10-16-95, matures 11-01-05,
      payable $2,750 per month including
      interest at 6.70%                                    160,808     182,243
    Dated 2-2-96, matures 3-01-16,
      payable $2,237 per month including
      interest at 6.50%                                    268,922     277,962
    Dated 2-12-96, matures 3-01-11,
      payable $3,087 per month including
      interest at 6.25%                                    298,732     316,494
    Dated 4-16-97, matures 5-1-2012,
      payable $4,607 per month including
      interest at 7.40%                                    448,135     469,392


        TOTAL                                           $1,849,090  $2,028,120

The notes are secured by a pledge of Federal Home Loan Bank stock with a par value of $946,100 and a blanket pledge of $2,773,635 first mortgage loans against single family, 1-4 unit residential properties.

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Other Borrowed Funds (Continued)

Notes payable are scheduled to mature December 31:

        2000            $190,585
        2001             202,890
        2002             215,995
        2003             229,952
        2004             188,879
        Thereafter       820,789
                       ---------
                      $1,849,090
                       =========

At December 31, 1999, First National Bank of Pulaski had unsecured lines of credit from correspondent banks for federal fund purchases and daylight overdrafts totaling $12,000,000. Also at December 31, 1999, relative to Year 2000 concerns, the subsidiary bank had obtained from a correspondent bank a line of credit in an amount up to $22,000,000 for borrowings related to securities repurchase agreements and had executed a lending agreement with the Federal Reserve Bank Discount Window by pledging securities with a par value of $8,105,000. The correspondent bank lines of credit expire in May 2000 and the lending agreement with the Federal Reserve Bank may be terminated at any time. No advances had been made against these lines at December 31, 1999.

Note H - Common Stock and Related Matters

The Board of Directors authorized the repurchase and retirement of up to $2,000,000 of its outstanding common stock. During the current year 8,694 shares were repurchased and retired at a total cost of $391,230.

Note I - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:

                                  1999          1998          1997
  Federal
    Current                      $1,367,614    $1,644,651    $1,913,280
    Deferred tax (benefit)           54,480       (87,315)      (62,304)
                                 ----------     ---------    ----------
                                  1,422,094     1,557,336     1,850,976
  State                             298,029       351,879       364,891
                                  ---------     ---------     ---------
  Provision for Income Taxes     $1,720,123    $1,909,215    $2,215,867
                                 ==========    ==========    ==========

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

                                           1999         1998         1997

  Federal taxes at statutory rate           $1,836,462  $1,942,130  $2,222,074
  Increase (decrease) resulting from
    tax effect of:
      Tax exempt interest on obligations
        of states and political subdivisions  (248,422)   (228,102)   (202,983)
      State income taxes, net of federal
        income tax benefit                     196,699     232,224     240,828
      Dividend received deduction              (29,682)    (13,190)    (43,863)
      Others, net                              (34,934)    (23,847)       (189)
                                              ---------  ---------   ---------
  Provision for Income Taxes                 $1,720,123 $1,909,215  $2,215,867
                                              =========  =========   =========

                 FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I - Income Taxes (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

                                                   1999        1998
  Deferred tax assets:
    Allowance for loan losses                     $768,264    $812,637
    Other real estate                                2,762       2,795
    Securities available for sale                  471,209           -
      Gross Deferred Tax Assets                  1,242,235     815,432

  Deferred tax liabilities:
    Investment securities                           15,627      25,103
    Securities available for sale                        -     216,154
    Other securities                                75,638      56,088
      Gross Deferred Tax Liabilities                91,265     297,345

        Net Deferred Tax Assets                 $1,150,970    $518,087


Note J - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:


                                          1999        1998        1997

     Directors' fees                     $239,303    $228,870    $185,270
    Stationery and supplies               204,851     182,799     189,936
    FDIC insurance                         27,480      27,580      26,935
    Other insurance                        41,776      44,437      45,470
    Collection and professional fees      684,512     260,796     165,473
    Postage                               132,190     133,017     132,474
    Telephone                             131,690     126,946     112,618
    Other                               1,006,149     723,335     681,555
                                        ---------   ---------   ---------
                                       $2,467,951  $1,727,780  $1,539,731
                                        =========   =========   =========


Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 1999 was $3,478,167. Contributions for the current year were calculated using the base salary amount of $2,765,040. The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $414,756, $451,099 and $461,674 in 1999, 1998 and 1997, respectively.

              FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L - First Pulaski National Corporation (Parent Company Only) Financial
 Information

                               BALANCE SHEETS
                                                           December 31,
ASSETS                                                  1999          1998
  Cash                                                 $2,757,509    $2,679,615
  Loans to subsidiary                                     919,770       738,560
  Investment in subsidiaries, at equity                32,914,702    33,160,514
  Other assets                                             80,015       107,506
                                                       ----------    ----------
        TOTAL ASSETS                                  $36,671,996   $36,686,195
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Stockholders' Equity
    Common stock, $1 par value; authorized - 10,000,000
        shares;  1,583,961 and 1,573,515 shares issued
        and outstanding                                $1,583,961    $1,573,515
  Capital surplus                                       7,338,740     7,105,124
  Retained earnings                                    28,663,995    27,590,464
  Accumulated other comprehensive income (loss), net     (914,700)      417,092
                                                       ----------     ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $36,671,996   $36,686,195
                                                       ==========     ==========


                            STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                              1999        1998        1997
INCOME
  Dividends from subsidiaries            $2,607,706  $2,498,423  $2,311,927
  Other dividends and interest              188,277      90,211     184,297
                                          ---------   ---------   ---------
                                          2,795,983   2,588,634   2,496,224
                                          ---------   ---------   ---------
EXPENSES
  Education                                  31,121      15,438      22,855
  Directors' fees                           103,400      69,700      47,400
  Stockholder's meeting                      17,470      15,902      16,528
  Other                                      28,150      20,819      21,273
                                          ---------   ---------   ---------
                                            180,141     121,859     108,056
                                          ---------   ---------   ---------
Income before applicable income taxes
  and equity in undistributed earnings
  of subsidiary                           2,615,842   2,466,775   2,388,168
Reduction in consolidated income taxes
  arising from parent company tax
  operating loss                             26,914      23,950      17,941
                                          ---------   ---------   ---------
Income before equity in undistributed
 earnings of subsidiary                   2,642,756   2,490,725   2,406,109
Equity in undistributed earnings of
 subsidiary                               1,038,481   1,312,207   1,913,536
                                          ---------   ---------   ---------
        NET INCOME                       $3,681,237  $3,802,932   $4,319,645
                                          =========   =========    =========

             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - First Pulaski National Corporation (Parent Company Only) Financial Information (Continued)


                         STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
                                         1999         1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $3,681,237   $3,802,932   $4,319,645
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
      Equity in undistributed earnings
       of subsidiary                    (1,038,480)  (1,312,207)  (1,913,536)
      (Increase) decrease in other assets   (1,259)     (12,105)       6,181
      Loss on sale of other assets           2,500            -            -
                                         ---------    ---------    ---------
        Cash Provided by Operating
         Activities                      2,643,998    2,478,620    2,412,290
                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans                       (181,210)    (588,560)    (150,000)
  Proceeds from sale of other assets        28,750            -            -
  Investment in subsidiary                 (50,000)     (50,000)     (50,000)
                                         ---------    ---------    ---------
        Cash Used by Investing Activities (202,460)    (638,560)    (200,000)
                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                   (2,607,706)  (2,498,423)  (2,311,927)
  Proceeds from issuance of common stock   635,292      714,351      537,022
  Common stock repurchased                (391,230)           -            -
                                         ---------    ---------    ---------
      Cash Used by Financing Activities (2,363,644)  (1,784,072)  (1,774,905)
                                         ---------    ---------    ---------
INCREASE IN CASH, net                       77,894       55,988      437,385
CASH, beginning of year                  2,679,615    2,623,627    2,186,242
                                         ---------    ---------    ---------
CASH, end of year                       $2,757,509   $2,679,615   $2,623,627
                                         =========    =========    =========

Note M - Regulatory Requirements and Restrictions

The Corporation's bank subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve requirements was approximately $2,788,000 and $2,130,000 for the years ended December 31, 1999 and 1998, respectively.

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 1999, to the Parent Company was $5,101,160.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject to as of December 31, 1999.

As of April 23, 1999, the most recent notification from regulatory authorities categorized First Pulaski National Corporation and First National Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

                             Actual      Adequacy Purposes    Action Provisions
                         Amount   Ratio    Amount  Ratio        Amount  Ratio
                                          (In thousands)
As of December 31, 1999
  Total Capital
(to risk weighted assets)
    Consolidated        $40,160   19.75%  $16,270 > 8.00%      $20,338 > 10.00%
    First National Bank  36,333   17.94    16,198 > 8.00        20,248 > 10.00
  Tier I Capital (to risk
    weighted assets)
    Consolidated         37,614   18.49     8,135 > 4.00        12,203 >  6.00
    First National Bank  33,799   16.69     8,099 > 4.00        12,149 >  6.00
  Tier I Capital (to
    average assets)
    Consolidated         37,614   13.46     8,384 > 3.00        13,974 >  5.00
    First National Bank  35,799   12.13     8,358 > 3.00        13,930 >  5.00
As of December 31, 1998
  Total Capital (to
    risk weighted assets)
    Consolidated         38,662   20.24%  $15,285 > 8.00%      $19,106 > 10.00%
    First National Bank  35,080   18.44    15,222 > 8.00        19,027 > 10.00
  Tier I Capital (to risk
    weighted assets)
    Consolidated         36,267   18.98     7,642 > 4.00        11,464 >  6.00
    First National Bank  32,695   17.48     7,611 > 4.00        11,416 >  6.00
  Tier I Capital (to
    average assets)
    Consolidated         36,267   13.19     8,246 > 3.00        13,743 >  5.00
    First National Bank  32,695   11.93     8,223 > 3.00        13,705 >  5.00

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

                FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation costs related to its stock option plans. Under this method, compensation is the excess, if any, of the market price of the stock at grant date over the amount that must be paid to acquire the stock.

Note N - Stock Option and Stock Purchase Plans (Continued)

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


                       1999                  1998                    1997
            As Reported  Proforma  As Reported  Proforma   As Reported  Proforma

Net income   $3,681,237 $3,659,637  $3,802,932 $3,778,332  $4,319,645 $4,312,645

Basic earnings
 per share        $2.33      $2.32       $2.44      $2.42       $2.81      $2.80
Diluted earnings
 per share        $2.32      $2.31       $2.43      $2.41       $2.80      $2.79


In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 4.7 percent for all years; expected volatility of 7.5, 7.9 and 8.3 percent; risk-free interest rates of 6.0 percent in 1999 and 1998, 7.0 percent in 1997; and expected lives of 4.4 years in all years.

Shares available for grants of options or rights to purchase at December 31, 1999 include 82,910 shares under the 1994 outside directors stock option plan, 86,355 shares under the 1994 employee purchase plan and 85,000 shares under the 1997 stock option plan.

The 1997 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 15,000 shares have been granted and none have been exercised. These options expire 10 years from the date of grant.

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

            FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Stock Option and Stock Purchase Plans (Continued)

The following is a summary of the stock option and purchase plans activity for 1999, 1998 and 1997:

                                  Stock Option Plans      Employee Purchase Plan
                                 Shares        Shares     Shares
                                Available      Under     Available     Shares
                               for Option     Option   for Purchase   Purchased
                               ----------     ------   ------------   ---------
Balance December 31, 1996        166,160      21,700      118,150          -

Additions                        100,000
Granted                           (9,750)      9,750       (8,453)     8,453
Exercised                              -     (10,045)           -     (8,453)
                                 -------      ------      -------     ------
Balance December 31, 1997        256,410      21,405      109,697          -

Granted                          (24,500)     24,500      (12,422)    12,422
Exercised                              -      (9,836)           -    (12,422)
Expired                          (55,000)          -            -          -
                                 -------      ------      -------     ------
Balance December 31, 1998        176,910      36,069       97,275          -

Granted                           (9,000)      9,000      (10,920)    10,920
Exercised                              -      (8,170)           -    (10,920)

Balance December 31, 1999        167,910      36,899       86,355          -
                                 =======      ======       ======     ======
Exercisable at December 31, 1999              20,399
                                              ======

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 is $2.27, $3.33 and $4.79, respectively.

Note O - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                              1999        1998        1997
Numerator for basic and diluted earnings
Per share - income available to
 common shareholders                         $3,681,237  $3,802,932  $4,319,645

Denominator for basic earnings per share-
  weighted-average basis                      1,578,305   1,560,113   1,539,866

Effect of dilutive stock options                  6,513       6,365       3,356

Denominator for diluted earnings per share-
  adjusted weighted-average shares            1,584,818   1,566,478   1,543,222

Basic earnings per share                          $2.33       $2.44       $2.81

Diluted earnings per share                        $2.32       $2.43       $2.80

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

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):


                                    1999                          1998
                       Carrying Amount  Fair Value   Carrying Amount  Fair Value
Financial assets:
  Cash and short-term
   investments              $18,843      $18,843          $22,397      $22,397
  Securities                 74,957       74,409           71,562       71,853
  Loans                     174,734      175,702          169,651      171,788
  Less:  allowance for
   loan losses               (2,838)           -           (2,936)           -

Financial liabilities:
  Deposits                  238,610      238,095          233,800      234,138
  Other borrowed funds        1,849        2,068            2,028        2,432

Unrecognized financial instruments:
  Standby letters of credit       -           (1)               -           (1)


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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:

                                                Contract or Notional
                                                       Amount
                                                  1999       1998

  Commitments to extend credit               $14,189,130 $18,178,885
  Standby letters of credit                      538,795     539,416
  Mortgage loans sold with repurchase
    requirements outstanding                   1,550,526   3,023,651


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

              FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note R - Pending Litigation

The Bank filed suits for amounts owed on promissory notes and/or guaranty agreements from relatives and certain entities of the relatives of the former CEO of the Corporation. The defendants filed a counter-complaint against the Corporation and its bank subsidiary (the "Bank") alleging (i) that the Bank knew or should have known of certain activities of the former CEO, and that the Bank had a duty to inform the defendants of these activities, (ii) that the Bank was negligent and reckless in placing the CEO in a position to commit a fraud on the defendants and (iii) the Bank, through its officers, directors and employees, intentionally, recklessly and fraudulently concealed the CEO's fraudulent conduct from the defendants. The defendants' counter-complaint sought $8 million in compensatory and $20 million in punitive damages. The lawsuits were removed to the United States District Court for the Middle District of Tennessee. The Court dismissed the defendants' third party complaint against the Corporation and against all officers and employees of the Corporation and the Bank except one. The Corporation, the Bank, and the defendants have executed a written settlement agreement resolving all claims between the parties. As part of the settlement, the Corporation, the Bank and the defendants have agreed to submit a joint motion asking that the litigation between them be dismissed with prejudice. It is expected that the Court will enter an order dismissing the case as to these parties in April 2000.

In April 1999, AmSouth Bank served a complaint on First National Bank of Pulaski (the "Bank"), Robert M. Curry, Deborah C. Curry, John T. Curry, Carroll M. Curry, Johnnie M. Curry, C & C Partnership, Curry Farms, Curry Brothers and Susan R. Limor, Chapter 7 Trustee for Robert M. Curry. The complaint sought to recover a judgment on various promissory notes executed by some or all members of the named Curry parties. The complaint also alleged that the Bank engaged in tortious misconduct in its dealings with the Curry family and breached certain presentment and transfer warranties pursuant to the Uniform Commercial Code in connection with the negotiation and transfer of several loan proceed checks. In addition, AmSouth sought to equitably subordinate any and all claims of First National Bank against Robert M. Curry and his bankruptcy estate and to subordinate any liens or security interests held by First National Bank in connection with claims against Robert M. Curry. The Bank filed an answer vigorously contesting the allegations asserted by AmSouth Bank. AmSouth Bank and First National Bank have reached a settlement in principle to resolve all claims in this litigation, one against the other. The settlement calls for First National Bank to purchase those shares of stock held by AmSouth Bank as collateral. Under the terms of the settlement, First National Bank is paying AmSouth nothing other than the purchase price for the stock held by AmSouth Bank
as collateral.   While First National Bank believes that this settlement in principle will resolve all claims in this case, no written settlement agreement has been executed as of March 27, 2000 and no assurance can be given that a definitive settlement agreement will be executed and the case dismissed.

                     INDEPENDENT AUDITOR'S REPORT




Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.






Fayetteville, Tennessee
February 18, 2000, except for Note R, as to which the date is March 27, 2000.

                              PART III


Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

The information required by this item with respect to directors is incorporated by reference herein by reference to "Election of Directors" in the Corporation's Proxy Statement. The information required by this item with respect to executive officers is set forth below:

           NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

                              Has Held
             Position         Exec Officer     Position          Has Held This
Name         with Bank        Status Since     with FPNC         Position Since
-------------------------------------------------------------------------------
Harold Bass  Vice-President     04/29/99       Secretary/           04/29/99
                                               Treasurer

Mark Hayes   Executive          04/29/99       None, officially,    04/29/99
             Vice-President                    but attends mtgs
                                               and has input,
                                               without voting
                                               authority

Edwin Moore  Vice-President     04/29/99       None

None of these persons are related to any of the Directors of either the First National Bank Board of the First Pulaski National Corporation Board.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.


Item 11.     Executive Compensation
             ----------------------

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's Proxy Statement and is incorporated by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's Proxy Statement and is incorporated by reference.


Item 13.     Certain Relationship and Related Transactions
             ---------------------------------------------

Information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Corporation's Proxy Statement and is incorporated by reference.


                               PART IV

Item 14.     Exhibits and Reports on Form 8-K
             --------------------------------

     (a)(1)  Financial Statements.            See Item 8

     (a)(2)  Financial Statement Schedules.   See Item 8

     (a)(3)  Exhibits.                        See Index to Exhibits

(b) Reports on Form 8-K
-------------------

None.

SIGNATURES:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      First Pulaski National Corporation
                                      ----------------------------------
                                                (Registrant)




Date:  3-14-99                      By: /s/ James T. Cox
    -----------------                  ---------------------------------------
                                        James T. Cox, Acting President & Chief
                                        Executive Officer




Date:  3-14-99                      By:  /s/ Harold Bass
    -----------------                 --------------------------------------
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
William A. McNairy, Director                      W. Harwell Murrey MD, Director


/s/ Bill Yancey
------------------------------
Bill Yancey, Director

                      INDEX TO EXHIBITS

EXHIBIT
NUMBER


3.1 Amended Charter of First Pulaski National Corporation (incorporated by Reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999).

3.2 Ammended Bylaws of First Pulaski National Corporation(incorporated by Reference to Exhibit 3.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999).

21   Subsidiaries

23    Consent of Independent Auditors

27    Financial Data Schedule(for SEC use only)






Exhibit 21


The Corporation has two wholly-owned subsidiaries:

(1) First National Bank of Pulaski, a national chartered bank incorporated under the laws of the State of Tennessee and doing business under the same name; and

(2) Heritage Financial of the Tennessee Valley, Inc., a finance company incorporated under the laws of the State of Tennessee and doing business under the same name.

EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS







Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee


As independent public accountants, we hereby consent to the incorporation by reference to First Pulaski National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, of our reports (and to all references to our firm) included in or made part of this Report.

[S] Putman and Hancock




February 23, 1999