Form 10-Q
period 2000-03-31
FIRST PULASKI NATIONAL CORP
filed 2000-05-15
CIK 354706

FORM 10-Q



                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2000
                              ------------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  --------------------

                     Commission File Number 0-10974
                                            -------

                   FIRST PULASKI NATIONAL CORPORATION
       ----------------------------------------------------------
         (Exact name of registrant as specified in its charter)



Tennessee                                            62-1110294
--------------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation)                                    Identification No.)


206 South First Street, Pulaski, Tennessee           38478
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number:                       931-363-2585
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $1.00 par value -- 1,546,147 Shares Outstanding at April 30, 2000.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES

                                                    March 31,     December 31,
  ASSETS                                               2000           1999
  ------                                          --------------   ------------
Cash and due from banks                              $10,120,105    $12,120,521
Federal funds sold                                    10,094,991      6,722,897
                                                  --------------   ------------
  Cash and cash equivalents                           20,215,096     18,843,418
Securities available for sale                         82,246,751     45,608,982
Securities held to maturity                                    0     29,348,246
Net loans and leases                                 170,558,713    171,895,733
Bank premises and equipment                            7,071,847      7,128,207
Accrued interest receivable                            3,400,015      3,529,106
Prepayments and other assets                           3,389,786      3,030,935
Other real estate owned                                  115,615         99,185
                                                  --------------   ------------
  TOTAL ASSETS                                      $286,997,823   $279,483,812
                                                  ==============   ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                      $39,719,479    $36,117,830
  Interest bearing balances                          206,489,497    202,492,439
                                                  --------------   ------------
                                                     246,208,976    238,610,269
Other borrowed funds                                   1,802,556      1,849,090
Accrued taxes                                            568,474        130,687
Accrued interest on deposits                           1,832,682      1,806,079
Accrued profit sharing expense                           110,621        114,309
Other liabilities                                        280,104        301,382
                                                  --------------   ------------
  TOTAL LIABILITIES                                  250,803,413    242,811,816
                                                  --------------   ------------
  STOCKHOLDERS' EQUITY
-----------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,576,480 and 1,583,961 shares issued
  and outstanding, respectively                        1,576,480      1,583,961
Capital Surplus                                        6,927,771      7,338,740
Retained Earnings                                     29,045,167     28,663,995
Accumulated other comprehensive income, net
 of tax respectively in 2000 and 1999                 (1,355,008)      (914,700)
                                                   ---------------   -----------
  TOTAL STOCKHOLDERS' EQUITY                          36,194,410     36,671,996
                                                   ---------------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $286,997,823   $279,483,812
                                                   ===============   ===========

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES


                                                  For Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                    2000           1999
                                                    ----           ----
INTEREST INCOME:
 Loans, including
  fees                                           $4,440,684     $4,223,342
 Investment securities                            1,160,219      1,037,142
 Federal funds sold                                 104,193        188,747
                                                -----------     ----------
                                                  5,705,096      5,449,231

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                                      107,521        103,729
  Savings and MMDA                                  185,366        182,118
  Time                                            2,095,754      1,965,244
 Borrowed funds                                      29,783         32,604
                                                -----------     ----------
                                                  2,418,424      2,283,695
                                                -----------     ----------

NET INTEREST INCOME                               3,286,672      3,165,536

Loan loss provision                                 158,924        164,288
                                                -----------     ----------
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES                                       3,127,748      3,001,248
                                                -----------     ----------
OTHER INCOME:
 Service charges on
  deposit accounts                                  477,847        417,518
 Other service
  charges and fees                                   93,712         88,626
 Security gains
  (losses)                                          (21,143)             0
 Other                                               58,519         32,292
                                                  -----------     ---------
                                                    608,935        538,436
                                                  -----------     ---------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)



                                                  For Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                    2000           1999
                                                    ----           ----
OTHER EXPENSES:
 Salaries and
  employee benefits                               1,162,410      1,124,573
 Occupancy, net                                     236,367        207,695
 Furniture and
  equipment                                         157,158        164,068
 Advertising and
  public relations                                  121,784         93,050
 Other operating                                    485,435        711,619
                                                 ----------     ----------
                                                  2,163,154      2,301,005
                                                 ----------     ----------

Income before
 income taxes                                    $1,573,529     $1,238,679

Applicable income
 taxes                                              546,000        419,117
                                                 -----------     ----------
NET INCOME                                       $1,027,529       $819,562
                                                 ===========     ==========



PER SHARE DATA:

 Net income per share:
      Basic                                           $0.65          $0.52
      Diluted                                         $0.65          $0.52

 Dividends per share                                  $0.41          $0.41

 Number of shares                                 1,577,830      1,573,982
                                                 ==========     ==========

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

                    STATEMENT OF STOCKHOLDER'S EQITY

    FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)


               For the Three Months Ended March 31, 2000




                                                                                          Unrealized
                                                                                        Gains/<Losses>
                                                Common         Capital       Retained   on Securities     Total
                                                 Stock         Surplus       Earnings    Net of Taxes
                                            -----------------------------------------------------------------------
Balance, December 31,
     1999                                    $1,583,961     $7,338,740    $28,663,995      ($914,700)   $36,671,996

Comprehensive Income:
  Net Income                                                                1,027,529

  Net change in
  unrealized gains on
  securities, net of
  tax of $226,895                                                                           (440,308)

Comprehensive Income                                                                                        587,221

Cash Dividends
  ($0.41 per share)                                                          (646,357)                     (646,357)

Common Stock Issued                               2,250          65,850                                      68,100

Common Stock Retired                             (9,731)       (476,819)                                   (486,550)

                                                ----------    ----------   -----------   -----------    ------------
Balance,
 March 31, 2000                                 $1,576,480   $6,927,771    $29,045,167   ($1,355,008)   $36,194,410
                                               ============  ===========   ===========   ===========    ============

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)

                                                     For Three Months Ended
                                                            March 31,
                                                          2000           1999
                                                          ----           ----
Cash Flows From Operating Activities:
  Net Income                                          $1,027,529       $819,562
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Provision for loan losses                            158,924        164,288
    Depreciation of premises and equipment               189,405        174,554
    Amortization and accretion of investment
      securities, net                                     31,170         27,602
    Deferred income tax expense (benefit)                 19,702        (34,260)
    Security (gains) losses, net                          21,143          4,362
    (Gains) losses from sale of other assets               9,971     (3,071,629)
    (Gains) losses from sale of other real estate         (3,954)     2,868,050
    (Increase) decrease in interest receivable           129,018        130,839
    (Increase) decrease in prepayments/other            (151,379)       912,312
    Increase (decrease) in accrued interest payable       26,603       (117,131)
    Increase (decrease) in accrued taxes                 384,887        228,548
    Increase (decrease) in other liabilities              29,195        (32,947)
                                                    ------------   ------------
       Net Cash From Operating Activities              1,872,214      2,074,150

Cash Flows from Investing Activities:
    Proceeds from maturity of investment
      securities                                         620,000      6,755,406
    Proceeds from sale of investment securities        4,401,162              0
    Proceeds from sale of other real estate               70,119        188,620
    Purchase of investment securities                (13,009,551)   (12,041,328)
    Net decrease in loans                              1,072,740      1,727,304
    Capital expenditures                                (142,371)      (155,130)
    Proceeds from sale of other assets                         0         18,254
                                                    ------------   ------------
       Net Cash Used by Investing Activities          (6,987,901)    (3,506,874)

Cash Flows From Financing Activities:
    Net increase in deposits                           7,598,707      6,660,303
    Cash dividends paid                                 (646,357)      (645,367)
    Proceeds from issuance of common stock                68,100         14,550
    Payments to repurchase shares                       (486,551)             0
    Proceeds from borrowings                                   0              0
    Borrowings repaid                                    (46,534)       (43,714)
                                                    ------------   ------------
       Net Cash From Financing Activities              6,487,365      5,985,772
                                                    ------------   ------------
Net Increase in Cash and Cash Equivalents              1,371,678      4,553,048
Cash and Cash Equivalents at Beginning of Period      18,843,418     22,397,144
                                                    ------------   ------------
Cash and Cash Equivalents at End of Period           $20,215,096    $26,950,192
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

     Reference is made to the report of the registrant on Form 10-K for the year ending December 31, 1999, which report was filed with the

Securities and Exchange Commission on or about March 31, 2000.

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

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



or on behalf of, the registrant.  Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, adverse changes in interest rates, bad debt of a material amount and the loss of key personnel.  These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or

performance expressed or implied by such forward-looking statements.

     (a)  Liquidity

     Liquidity has been defined as the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of safety, liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $1,371,678 as of the end of the first quarter in 2000 as compared to the first quarter of 1999 due primarily to an excess of deposit growth over loan demand.

     Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to approximately $9,245,000 at

March 31, 2000, representing 11.3 percent of the investment securities

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



portfolio as compared to the 21.1 percent level of one year earlier.

Management classifies all of the investment portfolio in the available-for-sale category and reports these securities at fair value.

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

2000 and December 31, 1999.

                                                   March 31,     December 31,
                                                      2000           1999
                                                 ------------   ------------
                                                 (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                       37,550         37,614
  Risk-weighted assets                                208,978        203,379
  Tier I capital to risk-weighted assets                17.97%         18.49%
  Regulatory requirement                                 4.00%          4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)                  40,165         40,160
  Risk-weighted assets                                208,978        203,379
  Total capital to risk-weighted assets                 19.22%         19.75%
  Regulatory requirement                                 8.00%          8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                       37,550         37,614
  Total assets                                        286,997        279,483
  Tier I capital to total assets                        13.08%         13.46%
  Regulatory requirement                                 3.00%          3.00%


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



     (c)  Results of Operations

     Net income of the registrant was $1,027,529 in the first three months of 2000.  This amounted to an increase of $207,967, or 25.4 percent, compared to the first three months of 1999.  Net income was higher as compared to the same period last year largely due to an approximately $226,000 decrease in operating expenses, as discussed below.

     Net interest income, the largest component of earnings for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.

The net interest income, exclusive of the provision for loan losses,

of the registrant for the three month period ending March 31, 2000 increased by $121,136, or 3.8 percent, as compared to the same period in 1999, mainly due to an increase in interest and fee income on loans and an increase in interest income on investment securities.  Interest income on federal funds sold was lower as compared to same period last year.  Total interest expense was higher as compared to the period ending March 31, 1999 primarily because of an increase in interest paid on time deposits.

     Total other expenses decreased $137,851, or 6.0 percent, for the three months ending March 31, 2000 as compared to same period last year primarily due to decreased other operating costs.  These costs for 1999 included a loss from the uninsured portion of an insurance claim for

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

     The loan loss provision for the three months ended March 31,

2000, decreased $5,364, or 3.3 percent, over the same period in 1999.

Management considers the levels of, and trends in delinquencies and nonaccurals, as well as trends in loan portfolio volume, maturity,

and composition when setting the allowance level.

     Income before taxes increased by $334,850 or 27.0 percent as compared to the same period from the prior year.  The increase in applicable income taxes for the first quarter of 1999 was $126,883 or

30.3 percent.

     On a per share basis, net income was $.65 per share based on

1,577,830 shares for the first three months of 2000 as compared to

$.52 per share on 1,573,982 shares for the first three months of 1999.

Net income per share on a diluted basis was $.65 per share for the first three months of 2000 as compared to $.52 per share on a diluted basis for the first three months of 1999.

     Non-performing assets at December 31, 1999 included $99.2 thousand in other real estate owned, $3,262.2 thousand in non-accrual loans, and

$26.7 thousand in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at year-end.  At March 31, 2000, the corresponding figures were $115.6

                    PART I - FINANCIAL INFORMATION
                    ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)



thousand in other real estate owned, $2,731.4 thousand in non-accrual loans, 89.8 thousand in loans past due ninety days or more, and no loans restructured.  Nonaccrual loans in both periods are primarily the result of the default on the loans to persons and entities related to the Bank's former CEO.

     The registrant has computed allowances for loan losses which management believes to be sufficient.  The allowance for loan losses has increased 19.5 thousand since December 31, 1999.  The total allowance for loan losses is 2858.0 thousand as of March 31, 2000, and is deemed sufficent by management to cover potential losses in the loan portfolio.

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

     There have been no material changes in reported market risks during the three months ended March 31, 2000.

                     PART II - OTHER INFORMATION
                     ------------------------------

Item 1.  Legal Proceedings.



     The registrant and its subsidiaries are involved, from time to time,

in ordinary routine litigation incidental to the banking business.

Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings, except as follows:

     The registrant's wholly-owned subsidiary, First National Bank of

Pulaski (the "Bank") filed suits in Giles County, Tennessee, Chancery Court against Carroll M. Curry, John T, Curry, Connie Curry, Cathy Curry, C&C

Partnership and C&T Partnership (the "Curry Debtors") to collect promissory notes on which such persons are liable as makers or guarantors.

     The Curry Debtors filed a counter-complaint against the Bank and subsequently against the registrant alleging (i) that the Bank knew or should have known of certain activities of Mike Curry, the Bank's former

Chairman and Chief Executive Officer, and that the Bank had a duty to inform the Curry Debtors of these activities, (ii) that the Bank was negligent and reckless in placing Mike Curry in a position to commit fraud on the

Curry Debtors and recklessly and fraudulently concealed Mike Curry's fraudulent conduct from the Curry Debtors.  The Curry Debtors filed a counter-complaint against the Bank seeking $8 million in compensatory and $20 million in punitive damages.  The lawsuits were removed to the United States District

Court for the Middle District of Tennessee.  The Court dismissed the defendants' third party complaint against all officers and employees of the registrant and the Bank except one.  The registrant, the Bank, and the defendants executed a written settlement agreement resolving all claims

                     PART II - OTHER INFORMATION
                     ---------------------------

Item 1.  Legal Proceedings.  (Continued)


between the parties.  As part of the settlement, the registrant, the Bank and the defendants agreed to submit a joint motion asking that the litigation between them be dismissed with prejudice.  The Court entered an order dismissing the case as to these parties on May 3, 2000.

     In April 1999, AmSouth Bank served a complaint on the Bank,  Robert

M. Curry, Deborah C. Curry, John T. Curry, Carroll M. Curry, Johnnie M.

Curry, C & C Partnership, Curry Farms, Curry Brothers and Susan R Limor,

Chapter 7 Trustee for Robert M. Curry.  The complaint sought to recover a judgement on various promissory notes executed by some or all members of the named Curry parties.  The complaint also alleged that the Bank engaged in tortious misconduct in its dealings with the Curry family and breached certain presentment and transfer warranties pursuant to the

Uniform Commercial Code in connection with the negotiation and transfer of several loan proceed checks.  In addition, AmSouth sought to equitably subordinate any and all claims of the Bank against Robert M. Curry and his bankruptcy estate and to subordinate any liens or security interests held by the Bank in connection with claims against Robert M. Curry.  The

Bank filed an answer vigorously contesting the allegations asserted by

AmSouth Bank.  AmSouth Bank and the Bank have executed a written settlement agreement resolving all claims in this litigation, one against the other, however the settlement agreement remains in escrow and the settlement has not officially occurred.  As currently drafted, the settlement calls for the Bank to purchase shares of stock held by

AmSouth Bank as collateral.  Under the terms of the settlement, as

                     PART II - OTHER INFORMATION
                     ---------------------------

Item 2.  Legal Proceedings.    (Continued)


currently drafted, the Bank would pay AmSouth Bank nothing other than the purchase price for the stock held by AmSouth as collateral.  While the registrant believes that the settlement of the AmSouth proceeding will occur,

there can be no assurances that the matter will be finally settled in accordance with the terms of the settlement agreement as currently drafted or that a settlement will actually be reached and the case dismissed.

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

     (b)  No current reports on Form 8-K have been filed during the first quarter of 2000.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

















                                 FIRST PULASKI NATIONAL CORPORATION




Date:  May 15, 2000              /s/ James T. Cox
       ----------------          ---------------------------------------
                                 James T. Cox, President and Chief
                                 Executive Officer


Date:  May 15, 2000              /s/ Harold Bass
       ----------------          ---------------------------------------
                                 Harold Bass, Secretary/Treasurer
                                 (The Corporation's Principal Financial
                                  Officer and Principal Accounting
                                  Officer)

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

             FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
             --------------------------------------------------


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

     For the quarter ended March 31, 2000, 1,577,830 shares were used in the computation; 1,573,982 shares were used in the computation for the quarter ended March 31, 1999.