Form 10-Q
period 2000-06-30
FIRST PULASKI NATIONAL CORP
filed 2000-08-14
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000
                              ------------------------------------------


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
                                                   ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes    X   .  No        .
                                              -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value -- 1,542,472 Shares Outstanding as of
  July 31, 2000.

                  PART I - FINANCIAL INFORMATION
                  ------------------------------
Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES

                                                 June 30,      December 31,
  ASSETS                                           2000            1999
  ------                                      ------------    ------------
Cash and due from banks                        $10,110,533     $12,120,521
Federal funds sold                               3,450,000       6,722,897
                                              ------------    ------------
  Cash and cash equivalents                     13,560,533      18,843,418
Securities available for sale                   86,772,613      45,608,982
Securities held to maturity                              0      29,348,246
Net loans and leases                           171,743,283     171,895,733
Bank premises and equipment                      7,295,604       7,128,207
Accrued interest receivable                      3,700,175       3,529,106
Prepayments and other assets                     3,262,344       3,030,935
Other real estate owned                            364,770          99,185
                                              ------------    ------------
  TOTAL ASSETS                                $286,699,322    $279,483,812
                                              ============    ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                $35,557,366     $36,117,830
  Interest bearing balances                    211,575,044     202,492,439
                                              ------------    ------------
                                               247,132,410     238,610,269
Other borrowed funds                             1,755,288       1,849,090
Accrued taxes                                      148,691         130,687
Accrued interest on deposits                     2,229,903       1,806,079
Accrued profit sharing expense                     118,381         114,309
Other liabilities                                  568,040         301,382
                                              ------------    ------------
  TOTAL LIABILITIES                            251,952,713     242,811,816
                                              ------------    ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,544,455 and 1,583,961 shares issued
  and outstanding, respectively                  1,544,455       1,583,961
Capital Surplus                                  5,202,750       7,338,740
Retained Earnings                               29,380,299      28,663,995
Accumulated other comprehensive income
   (loss), net                                  (1,380,895)       (914,700)
                                              ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                    34,746,609      36,671,996
                                              ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $286,699,322    $279,483,812
                                              ============    ============

*See accompanying notes to consolidated financial statements (unaudited).

                    PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES


                               For Three Months Ended     For Six Months Ended
                                      June 30,                  June 30,
                               ----------------------    ----------------------
                                 2000         1999         2000         1999
                                 ----         ----         ----         ----
INTEREST INCOME:
 Loans, including fees        $4,435,046   $4,294,684   $8,875,730   $8,518,026
 Investment securities         1,306,611    1,205,925    2,466,830    2,243,067
 Federal funds sold              115,952      133,341      220,145      322,088
                              ----------   ----------   ----------   ----------
                               5,857,609    5,633,950   11,562,705   11,083,181

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                   102,433      104,942      209,954      208,671
  Savings and MMDA               182,359      194,129      367,725      376,247
  Time                         2,330,590    1,942,899    4,426,344    3,908,143
 Borrowed funds                   29,049       31,915       58,832       64,519
                              ----------   ----------   ----------   ----------
                               2,644,431    2,273,885    5,062,855    4,557,580
                              ----------   ----------   ----------   ----------

NET INTEREST INCOME BEFORE
PROVISION FOR CREDIT LOSSES    3,213,178    3,360,065    6,499,850    6,525,601

Provision for credit losses       20,565      165,040      179,489      329,328
                              ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES    3,192,613    3,195,025    6,320,361    6,196,273
                              ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts               580,198      429,205    1,058,045      846,723
 Other service
  charges and fees                88,419       93,539      182,131      182,165
 Security gains(losses)            4,502            0      (16,641)           0
 Other                            37,318      167,107       95,837      199,399
                              ----------   ----------   ----------   ----------
                                 710,437      689,851    1,319,372    1,228,287
                              ----------   ----------   ----------   ----------


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

 Item 1.  Financial Statements.  (Continued)

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES


                               For Three Months Ended     For Six Months Ended
                                      June 30,                  June 30,
                               -----------------------   ----------------------
                                 2000         1999         2000         1999
                                 ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits            1,233,813    1,088,079    2,396,223    2,212,652
 Occupancy, net                  267,694      237,861      504,061      445,556
 Furniture and equipment         169,914      170,985      327,072      335,053
 Advertising and
  public relations               140,559      127,336      262,343      220,386
 Other operating                 723,046      724,474    1,208,481    1,436,093
                              ----------   ----------   ----------   ----------
                               2,535,026    2,348,735    4,698,180    4,649,740
                              ----------   ----------   ----------   ----------

Income before income taxes    $1,368,024   $1,536,141   $2,941,553   $2,774,820

Applicable income taxes          399,666      490,627      945,666      909,744
                              ----------   ----------   ----------   ----------
NET INCOME                      $968,358   $1,045,514   $1,995,887   $1,865,076
                              ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per share
      Basic                       $0.63        $0.66        $1.28        $1.18
      Diluted                     $0.62        $0.66        $1.27        $1.18

 Dividends per share              $0.41        $0.41        $0.82        $0.82

 Number of average
  shares for period           1,546,579    1,574,666     1,562,205   1,574,326
                             ==========   ==========    ==========   ==========

*See accompanying notes to consolidated financial statements (unaudited).

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


                               STATEMENT OF STOCKHOLDER'S EQUITY

                   FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)


                             For the Six Months Ended June 30, 2000




                                                                              Unrealized
                                                                             Gains/<Losses>
                            Common      Capital     Retained      Treasury   on Securities        Total
                            Stock       Surplus     Earnings       Stock     Net of Taxes
                           --------    --------     ---------     --------    -------------    -----------
Balance, December 31,
     1999                $1,583,961  $7,338,740    $28,663,995                  ($914,700)     $ 36,671,996

Comprehensive Income:
  Net Income                                         1,995,887

  Change in unrealized
  gains (losses) on AFS
  securities, net of
  tax of $13,336                                                                 (477,178)

  Less reclassification
  adjustment, net of
  deferred income tax
  benefit of $5,658                                                                10,983

Comprehensive Income                                                                             1,529,692

Cash Dividends
  ($0.82 per share)                                 (1,279,583)                                 (1,279,583)

Common Stock Issued          3,750       116,350                    49,000                         169,100

Payments to repurchase
  stock	                    (43,256)   (2,252,340)                  (49,000)                     (2,344,596)
                         ----------    ----------   -----------    --------      ----------       ----------
Balance,
 June 30, 2000           $1,544,455    $5,202,750   $29,380,299           0     ($1,380,895)     34,746,609
                         ==========    ==========   ===========    ========      ===========     ===========

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIAIES (UNAUDITED)

                                                        For Six Months Ended
                                                              June 30,
                                                        2000            1999
                                                        ----            ----
Cash Flows from Operating Activities:
  Net Income                                        $1,995,887       $1,865,076
  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:
     Provision for loan losses                         179,489          329,328
     Depreciation of premises and equipment            387,472          351,809
     Amortization and accretion of investment
       Securities, net                                  56,059           71,924
     Deferred income tax expense (benefit)              62,761          (62,029)
     (Gains) losses from sale of other assets          (25,883)          (2,806)
     (Gains) losses from sale of investment securities  16,641                0
     Increase in interest receivable                  (171,148)        (227,614)
     (Increase) decrease in prepayments/other         (104,205)         810,349
     Decrease in accrued interest payable              423,824          (11,014)
     Increase in accrued taxes                          18,004           94,019
     Increase (decrease) in other liabilities          270,729          (69,261)
                                                   ------------     ------------
       Net cash from Operating Activities            3,109,630        3,149,781

Cash Flows from Investing Activities:
     Proceeds from maturity of investment securities 3,859,590       11,852,123
     Proceeds from sale of investment securities     5,187,374                0
     Purchase of investment securities             (21,641,405)     (28,201,580)
     Net increase in loans                            (358,088)      (3,112,880)
     Capital expenditures                             (564,666)        (209,174)
     Proceeds from sale of other assets                151,419          125,511
                                                   ------------     ------------
       Net cash used by Investing Activities       (13,365,776)     (19,546,000)

Cash flows from Financing Activities:
     Net increase in deposits                        8,522,141        7,091,431
     Cash dividends paid                            (1,279,583)      (1,291,410)
     Proceeds from issuance of common stock            170,100           69,689
     Borrowings repaid                                 (93,802)         (88,116)
     Common stock repurchased                       (2,345,595)               0
                                                   ------------      -----------
       Net cash from Financing Activities            4,973,261        5,781,594

Net increase in cash and cash equivalents           (5,282,885)     (10,614,625)
Cash and cash equivalents at beginning of period    18,843,418       22,397,143
                                                   ------------      -----------
Cash and Cash Equivalents at end of period         $13,560,533      $11,782,518
                                                   ============      ===========

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

Exchange Commission on or about March 30, 2000.

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

     In connection with the "safe harbor" provisions of the Private Securities

Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant.  Such forward-looking statements involve known and unknown risks and uncertainties,

including, but not limited to, adverse changes in interest rates, bad debt of a material amount, and loss of key personnel.  These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

     (a)  Results of Operations

     Net income of the registrant was $1,995,887 in the first six months of

2000.  This amounted to an increase of $130,811, or 7.0 percent, compared to the first six months of 1999.  For the three-month period ended June 30, 2000,

net income decreased $77,156, or 7.4 percent, as compared to the three months ended June 30, 1999.  Net income was higher for the first six months of 2000 as compared to the same period last year largely due to an approximately $91,000 increase in non-interest income attributable to an increase in other service charges on deposit accounts.  The decrease in the second quarter 2000 net

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


income resulted primarily from an approximately $186,000 increase in other operating expenses (see below) offset by an approximately $91,000 decrease in income taxes paid.

     Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.  Net interest income, exclusive of the provision for credit losses, of the registrant for the six-month period ending June 30, 2000 decreased by $25,751, or 0.4 percent,

as compared to the same period in 1999.  The decline was mainly due to an increase in interest expense on time deposits that was partially offset by an increase in interest and fees on loans and interest on investment securities.

For the three-month period ended June 30, 2000, net interest income decreased by $146,887, or 4.4% as compared to the three months ended June 30, 1999.

Interest expense on time deposits increased approximately $388,000 for the second quarter of 2000.  The increase in interest expense was partially offset by an increase in interest income of approximately $224,000 during the second quarter of 2000 as compared to the same period last year.

     Total other expenses increased $48,440, or 1.0 percent, for the six months ending June 30, 2000 as compared to same period last year.  For the three months ended June 30, 2000, the increase in other expenses over last year was

$186,291, or 7.9 percent.  The increases over both periods were largely due to increased expenses related to salaries and employee benefits and increased occupancy expenses.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     The provision for credit losses for the six months ended June 30, 2000,

decreased $149,839, or 45.5 percent, over the same period in 1999.  For the three month period ended June 30, 2000, the decrease in the provision was

$144,475, or 87.5 percent compared to the same three months in 1999.

Income before taxes increased by $166,733, or 6.0 percent, for the first six months of 2000 as compared to the same period from the prior year.  For the three month period, income before taxes decreased $168,117, or 10.9%, as compared to the second quarter in 1999.  Applicable income taxes increased

$35,922, or 3.9 percent for the six month period ending June 30, 2000 and decreased $90,961, or 18.6% for the three month period as compared to the same periods in 1999.

     On a per share basis, net income was $1.28 per share based on 1,562,205 shares for the first six months of 2000 as compared to $1.18 per share on

1,574,326 shares for the first six months of 1999.


     (b) Financial Condition

     The registrant's total assets increased 2.6% to $286,699,322 during the six months ending June 30, 2000, from $279,483,812 at December 31, 1999.

Loans and leases, net of allowance for credit losses, totaled $171,743,283 at

June 30, 2000, a 0.1 % decrease compared to $171,895,733 at December 31,

1999.  Securities increased $11,815,385, or 15.8%, to $86,772,613 at

June 30, 2000, from $74,957,228 at year-end 1999.  The unrealized loss on securities of $1,380,895 at June 30, 2000 is a result of the interest rate

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



risk in the market.  As of this date, the market has since led to a slight decrease in the unrealized loss on the registrant's securities portfolio.

Federal funds sold decreased $3,272,897 to $3,450,000 at June 30, 2000, from

$6,722,897 at December 31, 1999.

     Total liabilities increased by 3.7% to $251,952,713 for the six months ended June 30, 2000, compared to $242,811,816 at December 31, 1999.  This increase was composed primarily of a $9,082,605 increase in interest bearing deposits (a 4.5% increase).

     Non-performing assets decreased 54.4% to 1,543.4 thousand for the six months ended June 30, 2000 compared to $3,388.1 thousand at December 31, 1999.

Non-performing assets at December 31, 1999 included $99.2 thousand in other real estate owned, $3,262.2 thousand in non-accrual loans, and $26.7 thousand in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans at year-end.  At June

30, 2000, the corresponding figures were $364.8 thousand in other real estate owned, $984.4 thousand in non-accrual loans, $194.2 thousand in loans past due ninety days or more, and no loans restructured.

      The registrant has computed allowances for credit losses which management believes to be sufficient.  The allowance for loan losses has decreased $77.3 thousand since December 31, 1999.  The total allowance for

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)



loan losses was $2,761.2 thousand as of June 30, 2000 and is deemed sufficient by management to cover potential losses in the loan portfolio.


(c)  Liquidity

     Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.

Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents decreased $5,282.9 thousand as of the end of the second quarter in 2000 primarily due to management's decision to shift federal funds into the registrant's investment portfolio.

     Marketable investment securities, particularly those of short maturities,

are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $8,825,189 at June 30, 2000, representing 10.0 percent of the registrant's investment portfolio as compared to 22.3 percent one year earlier.  These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.  Management classifies the entire investment portfolio in the available-for-sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.

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

     Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instrument and credit loss reserve).  Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets.

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

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


standards as well as the Company's actual ratios at June 30, 2000 and

December 31, 1999.

                                                 June 30,   December 31,
                                                   2000         1999
                                              ------------ ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    35,875       37,614
  Risk-weighted assets                             210,720      203,379
  Tier I capital to risk-weighted assets             17.02%       18.49%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               38,511       40,160
  Risk-weighted assets                             210,720      203,379
  Total capital to risk-weighted assets              18.28%       19.75%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    35,875       37,614
  Total assets                                     286,699      279,483
  Tier I capital to total assets                     12.51%       13.46%
  Regulatory requirement                              3.00%        3.00%



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

     There have been no material changes in reported market risks during the six months ended June 30, 2000.



                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings.


     The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business.  Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings, except as follows:

     As discussed in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000, AmSouth Bank served a complaint on the regis-

trant's wholly-owned subsidiary, First National Bank of Pulaski (the "Bank"),

Robert M. Curry, Deborah C. Curry, John T. Curry, Carroll M. Curry, Johnnie M.


                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1. Legal Proceedings. (continued)


Curry, C & C Parnership, Curry Farms, Curry Brothers and Susan R. Limor,

Chapter 7 Trustee for Robert M. Curry in April 1999.  The complaint sought to recover a judgement on various promissory notes executed by some or all members of the named Curry parties.  The complaint also alleged that the Bank engaged in tortious misconduct in its dealings with the Curry family and breached certain presentment and transfer warranties pursuant to the Uniform Commercial

Code in connection with the negotiation and transfer of several loan proceed checks.  In addition, AmSouth sought to equitably subordinate any and all claims of the Bank against Robert M. Curry and his bankruptcy estate and to subordinate any liens or security interests held by the Bank in connection with claims against Robert M. Curry.  The Bank filed an answer vigorously contesting the allegations asserted by AmSouth Bank.  AmSouth Bank, the Company and the other defendants executed a written settlement agreement (the "Settlement

Agreement") resolving all claims in this litigation, one against the other.

Pursuant to the terms of the Settlement Agreement, the Bank purchased shares of stock held by AmSouth Bank as collateral.  Under the terms of the Settlement

Agreement, the Bank paid AmSouth Bank nothing other than the purchase price for the stock held by AmSouth as collateral.  As part of the settlement, AmSouth agreed to submit a motion asking that the litigation be dismissed.  The Court issued an order dismissing the case as to the parties on April 12, 2000.


                       PART II - OTHER INFORMATION
                       ---------------------------


Item 2.  Changes in Securities and Use of Proceeds

     None


Item 3.  Defaults upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on April 27, 2000, there were

12,959 shares voted in person and 1,115,249 voted by proxy, for a total of

1,128,208 shares represented.  The number of shares required for a quorum was

788,240.  Of the 1,128,208 shares voted in the election of directors, the number of shares for, against and abstaining were as follows:

                                     For          Against        Abstaining
                                  ---------      ---------       ----------
          David Bagley            1,043,613        77,576           6,802
          Johnny Bevill           1,040,453        80,736           6,802
          James K.Blackburn,IV    1,107,399        13,790           6,802
          Wade D. Boggs           1,043,613        77,576           6,802
          James H. Butler         1,043,613        77,576           6,802
          Thomas L. Cardin        1,039,673        81,516           6,802
          Joyce F. Chaffin        1,040,573        80,616           6,802
          James T. Cox            1,120,274           915           6,802
          Parmenas Cox            1,121,039           150           6,802
          Gregory G. Dugger       1,043,493        77,696           6,802
          Charles D. Haney        1,041,993        79,196           6,802
          Morris Ed Harwell       1,043,538        77,651           6,802
          James Rand Hayes        1,043,613        77,576           6,802
          William A. McNairy      1,043,613        77,576           6,802
          William H. Murrey       1,040,378        80,811           6,802
          Bill Yancey             1,110,439        10,750           6,802


                       PART II - OTHER INFORMATION
                       ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  (Continued)


  On the basis of these figures, the above named directors were declared duly elected.

     Also brought to a vote was the ratification of the selection of Putman and Hancock, Certified Public Accountants, as external auditors for the ensuing year.  Of the 1,128,208 shares represented by proxy, there were

1,117,609 shares for, 8,667 shares against and 1,715 shares abstaining.  On the basis of these figures, the selection of Putman and Hancock, Certified

Public Accountants was declared ratified.


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit 11   Statement of Computation of Per Share Earnings


          Exhibit 27   Financial Data Schedule (for SEC use only) - This

                       schedule contains summary financial information

                       extracted from the consolidated financial statements of

                       the Company at June 30, 2000(unaudited) and is

                       qualified in its entirety by reference to such financial

                       statements as set forth in the Company's quarterly

                       report on Form 10-Q for the period ending June 30, 2000.


     (b) No current reports on Form 8-K have been filed during the second quarter of 2000.


                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION


Date:  August 14, 2000            /s/ James T. Cox
       ----------------          ---------------------------------------
                                 James T. Cox, President and Chief
                                 Executive Officer


Date:  August 14, 2000            /s/ Harold Bass
       ----------------          ---------------------------------------
                                 Harold Bass, Secretary/Treasurer
                                 (The registrant's Principal Financial
                                  Officer and Principal Accounting
                                  Officer)


      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

            FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
           ------------------------------------------------


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

     For the quarter ended June 30, 2000, 1,546,579 shares were used in the computation; 1,574,666 shares were used in the computation for the quarter ended June 30, 1999.

