Form 10-Q
period 2000-09-30
FIRST PULASKI NATIONAL CORP
filed 2000-11-14
CIK 354706

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                              ------------------------------------------


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

Common Stock, $1.00 par value -- 1,540,367 Shares Outstanding as of
  October 31, 2000

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES

                                              September 30,    December 31,
  ASSETS                                           2000            1999
  ------                                      ------------    ------------
Cash and due from banks                         $9,012,225     $12,120,521
Federal funds sold                               3,825,000       6,722,897
                                              ------------    ------------
  Cash and cash equivalents                     12,837,225      18,843,418
Securities available for sale                   90,617,561      45,608,982
Securities held to maturity                              0      29,348,246
Loans net of unearned income                   175,889,002     174,734,214
Allowance for loan losses                       (2,756,510)     (2,838,481)
                                               -----------     -----------
  Total net loans                              173,132,492     171,895,733
Bank premises and equipment                      7,438,522       7,128,207
Accrued interest receivable                      4,127,642       3,529,106
Prepayments and other assets                     2,782,736       3,030,935
Other real estate owned                            302,375          99,185
                                              ------------    ------------
  TOTAL ASSETS                                $291,238,553    $279,483,812
                                              ============    ============
  LIABILITIES
  -----------
Deposits
  Non-interest bearing balances                $34,676,720     $36,117,830
  Interest bearing balances                    215,555,407     202,492,439
                                              ------------    ------------
                                               250,232,127     238,610,269
Other borrowed funds                             1,707,275       1,849,090
Accrued taxes                                      323,018         130,687
Accrued interest on deposits                     2,456,846       1,806,079
Accrued profit sharing expense                     107,549         114,309
Other liabilities                                  642,503         301,382
                                              ------------    ------------
  TOTAL LIABILITIES                            255,469,318     242,811,816
                                              ------------    ------------
  STOCKHOLDERS' EQUITY
  --------------------
Common Stock, $1.00 par; authorized 10,000,000
  shares; 1,540,467 and 1,583,961 shares issued
  and outstanding, respectively                  1,540,467       1,583,961
Capital Surplus                                  4,781,201       7,338,740
Retained Earnings                               29,924,141      28,663,995
Accumulated other comprehensive income,
  (loss) net                                      (476,574)       (914,700)
                                              ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                    35,769,235      36,671,996
                                              ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $291,238,553    $279,483,812
                                              ============    ============

*See accompanying notes to consolidated financial statements (unaudited).

                    PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

            FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES


                               For Three Months Ended     For Nine Months Ended
                                    September 30,              September 30,
                               ----------------------    ----------------------
                                 2000         1999         2000         1999
                                 ----         ----         ----         ----
INTEREST INCOME:
 Loans, including fees        $4,641,376   $4,361,306  $13,517,106  $12,879,332
 Investment securities         1,364,890    1,231,734    3,831,719    3,474,801
 Federal funds sold              113,030       69,268      333,175      391,356
                              ----------   ----------   ----------   ----------
                               6,119,296    5,662,308   17,682,000   16,745,489

INTEREST EXPENSE:
 Interest on deposits:
  NOW accounts                   100,479      102,949      310,433      311,620
  Savings and MMDA               179,917      198,505      547,642      574,752
  Time                         2,626,847    1,959,286    7,053,191    5,867,429
 Borrowed funds                   28,304       31,215       87,136       95,734
                              ----------   ----------   ----------   ----------
                               2,935,547    2,291,955    7,998,402    6,849,535
                              ----------   ----------   ----------   ----------

NET INTEREST INCOME BEFORE
PROVISION FOR CREDIT LOSSES    3,183,749    3,370,353    9,683,598    9,895,954

Provision for credit losses       57,536      177,238      237,025      506,566
                              ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES    3,126,213    3,193,115    9,446,573    9,389,388
                              ----------   ----------   ----------   ----------
OTHER INCOME:
 Service charges on
  deposit accounts               568,461      465,101    1,626,506    1,311,824
 Other service
  charges and fees                84,456       90,549      266,587      272,714
 Security gains(losses)          (31,563)      16,345      (48,204)      16,345
 Other                           103,855       39,552      199,692      238,951
                              ----------   ----------   ----------   ----------
                                 725,209      611,547    2,044,581    1,839,834
                              ----------   ----------   ----------   ----------


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

 Item 1.  Financial Statements.  (Continued)

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES


                               For Three Months Ended     For Nine Months Ended
                                    September 30,              September 30,
                               -----------------------   ----------------------
                                 2000         1999         2000         1999
                                 ----         ----         ----         ----
OTHER EXPENSES:
 Salaries and
  employee benefits            1,165,281    1,265,225    3,561,504    3,477,877
 Occupancy, net                  262,427      251,735      766,488      697,291
 Furniture and equipment         174,268      173,334      501,340      508,387
 Advertising and
  public relations               221,268      108,236      483,611      328,622
 Other operating                 329,252      560,904    1,537,733    1,996,997
                              ----------   ----------   ----------   ----------
                               2,152,496    2,359,434    6,850,676    7,009,174
                              ----------   ----------   ----------   ----------

Income before income taxes    $1,698,926   $1,445,228   $4,640,478   $4,220,048

Applicable income taxes          523,491      478,721    1,469,157    1,388,465
                              ----------   ----------   ----------   ----------
NET INCOME                    $1,175,435   $  966,507   $3,171,321   $2,831,583
                              ==========   ==========   ==========   ==========



PER SHARE DATA:

 Net income per share
      Basic                       $0.76        $0.61        $2.04        $1.80
      Diluted                     $0.76        $0.61        $2.03        $1.80

 Dividends per share              $0.41        $0.41         $1.23       $1.23

 Number of average
  shares for period           1,543,538    1,580,478     1,555,937   1,576,399
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


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)


                               STATEMENT OF STOCKHOLDER'S EQUITY

                   FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES (UNAUDITED)


                          For the Nine Months Ended September 30, 2000




                                                                              Unrealized
                                                                             Gains/<Losses>
                            Common      Capital     Retained      Treasury   on Securities        Total
                            Stock       Surplus     Earnings       Stock     Net of Taxes
                           --------    --------     ---------     --------    -------------    -----------
Balance, December 31,
     1999                 $1,583,961   $7,338,740   $28,663,995     $    0       ($914,700)     $36,671,996

Comprehensive Income:
  Net Income                                          3,171,321

  Change in unrealized
  gains (losses) on AFS
  securities, net of tax                                                           427,143

  Less reclassification
  adjustment, net of
  deferred income tax
  benefit of $16,389                                                                31,815

Comprehensive Income                                                                              3,609,447

Cash Dividends
  ($1.23 per share)                                 (1,911,175)                                  (1,911,175)

Common Stock Issued          17,990       552,770                    49,000                         619,760

Payments to repurchase
  stock 	                   (61,484)   (3,110,309)                  (49,000)                     (3,220,793)
                         ----------    ----------   -----------    --------      ----------     ------------
Balance,
 September 30, 2000      $1,540,467    $4,781,201   $29,924,141    $     0       ($476,574)     $35,769,235
                         ==========    ==========   ===========    ========      ===========    ============


                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 1.  Financial Statements.  (Continued)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIAIES (UNAUDITED)

                                                           For Nine Months Ended
                                                               September 30,
                                                           2000            1999
                                                           ----            ----
Cash Flows from Operating Activities:
  Net Income                                           $3,171,321       $2,831,583
  Adjustments to reconcile Net Income to
  Net Cash provided by Operating Activities:
     Provision for loan losses                            237,025          506,566
     Depreciation of premises and equipment               593,745          536,760
     Amortization and accretion of investment
       Securities, net                                     73,301          118,166
     Deferred income tax expense (benefit)                 72,586          (70,727)
     (Gains) losses from sale of other assets             (17,595)            (306)
     (Gains) losses from sale of investment securities     48,204          (16,345)
     Increase in interest receivable                     (598,536)        (240,221)
     (Increase) decrease in prepayments/other            (122,920)         764,056
     Increase (decrease) in accrued interest payable      650,767         (110,975)
     Increase in accrued taxes                            192,331          185,955
     Increase in other liabilities                        334,362           43,794
                                                      ------------     ------------
       Net cash from Operating Activities               4,634,591        4,548,306

Cash Flows from Investing Activities:
     Proceeds from maturity of investment securities    6,720,468       15,372,123
     Proceeds from sale of investment securities        7,215,404        5,400,721
     Purchase of investment securities                (29,053,882)     (30,661,087)
     Net increase in loans                             (1,850,886)      (4,387,134)
     Capital expenditures                                (913,782)        (294,518)
     Proceeds from sale of other assets                   274,059          154,261
                                                      ------------     ------------
       Net cash used by Investing Activities          (17,608,619)     (14,415,634)

Cash flows from Financing Activities:
     Net increase in deposits                          11,621,858        7,285,277
     Cash dividends paid                               (1,911,175)      (1,942,443)
     Proceeds from issuance of common stock               619,760          487,590
     Borrowings repaid                                   (141,815)        (133,218)
     Common stock repurchased                          (3,220,793)               0
                                                      ------------      -----------
       Net cash from Financing Activities               6,967,835        5,697,206

Net increase in cash and cash equivalents              (6,006,193)      (4,170,122)
Cash and cash equivalents at beginning of period       18,843,418       22,397,143
                                                      ------------      -----------
Cash and Cash Equivalents at end of period            $12,837,225      $18,227,021
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

All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as allowed under rules and regulations of the Securities and Exchange

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

     In connection with the "safe harbor" provisions of the Private Securities

Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant.  Such forward-looking statements involve known and unknown risks and uncertainties,

including, but not limited to, adverse changes in interest rates, inadequate allowance for loan loss, and loss of key personnel.  These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.


     (a)  Results of Operations

     Net income of the registrant was $3,171,321 in the first nine months of

2000. This amounted to an increase of $339,738, or 12.0 percent, compared to the first nine months of 1999.  For the three-month period ended September 30,

2000, net income increased $208,928, or 21.6 percent, as compared to the three months ended September 30, 1999.  Net income was higher for the first nine months of 2000 as compared to the same period last year due to an approximately

$205,000 increase in non-interest income attributable to an increase in other service charges on deposit accounts.  Also, a decrease of approximately

$158,000 in non-interest expense, largely attributable to decreased other

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


operating expenses, and a decrease in provision for credit losses of almost

$270,000 led to the greater net income for the first nine months of 2000 as compared to the first nine months of 1999.  However, these gains were partially offset by a $212,356 decrease in net interest income for the first nine months of 2000 as compared to the same period in 1999.  The increase in the third quarter 2000 net income resulted from a $113,662 increase in non-interest income and a decrease of almost $207,000 in non-interest expense.  However,

these gains were partially offset by an approximately $187,000 decrease in net interest income in the third quarter 2000 from the third quarter 1999.

     Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.  Net interest income, exclusive of the provision for credit losses, of the registrant for the nine-month period ending September 30, 2000 decreased by $212,356, or 2.1 percent, as compared to the same period in 1999.  The decline was mainly due to an increase in interest expense on time deposits that was partially offset by an increase in interest and fees on loans and interest on investment securities.  For the three-month period ended September 30, 2000, net interest income decreased by $186,604, or 5.5% as compared to the three months ended

September 30, 1999. Interest expense on time deposits increased approximately

$668,000 for the three month period ended September 30, 2000.  The increase in interest expense was partially offset by an increase in interest income of approximately $457,000 during three months ended September 30, 2000 as

                    PART I - FINANCIAL INFORMATION
                     ------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


compared to the same period last year.

     Total other expenses decreased $158,498, or 2.3 percent, for the nine months ending September 30, 2000 as compared to same period last year.  For the three months ended September 30, 2000, the decrease in other expenses over the same period last year was $206,938, or 9.6 percent.  The decreases over both periods were largely due to less other operating expenses.  Legal and collection expenses decreased approximately $425,000 for the nine months ending

September 30, 2000 as compared to the same period last year and approximately

$143,000 for the three months ended September 30, 2000 and as compared to the three months ending September 30, 1999.

     The provision for credit losses for the nine months ended September 30,

2000, decreased $269,541, or 53.2 percent, over the same period in 1999.  For the three-month period ended September 30, 2000, the decrease in the provision was $119,702, or 67.5 percent compared to the same three months in 1999.

Income before taxes increased by $420,430, or 9.1 percent, for the first nine months of 2000 as compared to the same period from the prior year.  For the three month period, income before taxes increased $253,698, or 17.6 percent, as compared to the three months ended September 30, 1999.  Applicable income taxes increased $80,692, or 5.8 percent for the nine month period ending

September 30, 2000 and increased $44,770, or 9.4 percent for the three month period as compared to the same periods in 1999.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

     On a per share basis, net income was $2.03 per share based on 1,555,937 shares for the first nine months of 2000 as compared to $1.80 per share on

1,576,399 shares for the first nine months of 1999.


     (b) Financial Condition

     The registrant's total assets increased 4.2 percent to $291,238,553 during the nine months ending September 30, 2000, from $279,483,812 at

December 31, 1999.  Loans and leases, net of allowance for credit losses,

totaled $173,132,492 at September 30, 2000, a 0.7 percent increase compared to $171,895,733 at December 31, 1999.  Investment securities increased

$15,660,333, or 20.9 percent, to $90,617,561 at September 30, 2000, from

$74,957,228 at year-end 1999.  The unrealized loss on securities of $476,574 at September 30, 2000 was a result of the interest rate risk in the market.

The registrant has taken steps to minimize the interest rate risk in the securities portfolio and the unrealized loss on securities has fallen from

$914,700 at December 31, 1999 to its present level of $476,574 on September

30, 2000.  Federal funds sold decreased $2,897,897 to $3,825,000 at September

30, 2000, from $6,722,897 at December 31, 1999.

     Total liabilities increased by 5.2% to $255,469,318 for the nine months ended September 30, 2000, compared to $242,811,816 at December 31, 1999.  This increase was composed primarily of a $13,062,968 increase in interest bearing deposits (a 6.5 percent increase).  Non-performing assets decreased 57.1 percent to $1,452,600 for the nine months ended September 30, 2000 compared to

$3,388,100 at December 31, 1999.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

Non-performing assets at December 31, 1999 included $99,200 in other real estate owned, $3,262,200 in non-accrual loans, and $26,700 in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans at year-end.  At September 30, 2000, the corresponding figures were $302,400 thousand in other real estate owned,

$889,000 thousand in non-accrual loans, $261,200 in loans past due ninety days or more, and no loans restructured.

      The registrant has computed allowances for credit losses which management believes to be sufficient.  The allowance for credit losses has decreased $82,000 since December 31, 1999.  The total allowance for loan losses was $2,756,500 as of September 30, 2000 and is deemed sufficient by management to cover potential losses in the loan portfolio.


(c)  Liquidity

     Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.

Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents decreased $6,006,200 as of the end of the third quarter in 2000 primarily due to management's decision to shift federal funds into the registrant's investment portfolio.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)


     Marketable investment securities, particularly those of short maturities,

are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $9,682,377 at September 30, 2000, representing 10.7 percent of the registrant's investment portfolio as compared to 16.1 percent one year earlier.  These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.  Management classifies the entire investment portfolio in the available-for-sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.

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

The following table sets out the appropriate regulatory standards as well as the Company's actual ratios at September 30, 2000 and December 31, 1999.

                                              September 30,  December 31,
                                                   2000         1999
                                              ------------  ------------
                                              (in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
  Tier I capital                                    36,246       37,614
  Risk-weighted assets                             213,538      203,379
  Tier I capital to risk-weighted assets             16.97%       18.49%
  Regulatory requirement                              4.00%        4.00%

Total Capital to Risk-Weighted Assets:
  Total capital (Tier I plus Tier II)               38,916       40,160
  Risk-weighted assets                             213,538      203,379
  Total capital to risk-weighted assets              18.22%       19.75%
  Regulatory requirement                              8.00%        8.00%

Tier I Capital to Total Assets (Leverage Ratio)
  Tier I capital                                    36,246       37,614
  Total assets                                     291,277      279,483
  Tier I capital to total assets                     12.44%       13.46%
  Regulatory requirement                              3.00%        3.00%

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.


     The registrant's primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the registrant's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.  Based upon the nature of the registrant's operations, the registrant is not subject to foreign currency exchange or commodity price risk.
     Interest rate risk management focuses on the earnings risk associated with changing interest rates.  Management seeks to maintain profitability in both immediate and long term earnings through funds management and interest rate risk management.  The registrant's rate sensitive position has an important impact on earnings.  Management of the registrant meets regularly to analyze the rate sensitivity position, focusing on the spread between the cost of funds and interest yields generated primarily through loans and investments.

     There have been no material changes in reported market risks during the nine months ended September 30, 2000.

                      PART II - OTHER INFORMATION
                       ---------------------------

Item 1.  Legal Proceedings.


     The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business.  Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     None


Item 3.  Defaults upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit 11   Statement of Computation of Per Share Earnings


          Exhibit 27   Financial Data Schedule (for SEC use only) - This

                       schedule contains summary financial information extracted

                       from the consolidated financial statements of the Company

                       at September 30, 2000(unaudited) and is qualified in its

                       entirety by reference to such financial statements as

                       set forth in the Company's quarterly report on Form 10-Q

                       for the period ending September 30, 2000.

                      PART II - OTHER INFORMATION
                       ---------------------------

 Item 6.  Exhibits and Reports on Form 8-K.(continued)


 (b) No current reports on Form 8-K have been filed during the third quarter of 2000.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                 FIRST PULASKI NATIONAL CORPORATION


Date:  November 14, 2000         /s/ James T. Cox
       ----------------          ---------------------------------------
                                 James T. Cox, President and Chief
                                 Executive Officer


Date:  November 14, 2000         /s/ Harold Bass
       ----------------          ---------------------------------------
                                 Harold Bass, Secretary/Treasurer
                                 (The registrant's Principal Financial
                                  Officer and Principal Accounting
                                  Officer)

      INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
      ------------------------------------------------------------

            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
            --------------------------------------------------


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

     For the quarter ended September 30, 2000, 1,543,538 shares were used in the computation; 1,580,478 shares were used in the computation for the quarter ended September 30, 1999.