Form 10-K
period 2000-12-31
FIRST PULASKI NATIONAL CORP
filed 2001-03-27
CIK 354706

U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                               FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of February 28, 2001 was $66,445,900. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims.

Shares of Common Stock outstanding on February 28, 2001 were 1,533,138.

Documents Incorporated by Reference:
Part III. Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 26, 2001 are incorporated by reference into Items 10, 11, 12 and 13.

PART I

ITEM 1:  BUSINESS

First Pulaski National Corporation, (the "Corporation") is a financial corporation engaged in general commercial and retail banking business through its subsidiary bank, First National Bank of Pulaski (the "Bank"). The Corporation also has engaged in consumer finance through one nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc. ("Heritage Financial"), which was opened on November 24, 1997.

The Corporation was organized under the laws of the State of Tennessee in 1981 and its only significant asset is the common stock of the Bank, headquartered in Pulaski, Tennessee.

All of the common stock of the Bank is owned by the Corporation. At December 31, 2000, the Corporation and its subsidiaries had combined total assets of $303,439,816.

The Corporation currently has long-term indebtedness of approximately $1.7 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note G to the Corporation's Consolidated Financial Statements,
Part II, Item 8, includes a detailed analysis of this debt. The Bank derives its primary source of funds from deposits and is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is the second largest financial institution, measured by county deposits.

As of February 28, 2001 the First National Bank of Pulaski had 144 employees, 22 of whom were part-time. Heritage Financial had 1 full-time employee. The Corporation has no employees other than those employed by the Bank and Heritage Financial.


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


                    FIRST NATIONAL BANK OF PULASKI

The Bank is subject to the supervision of and regular examination by the Office of the Comptroller of the Currency (OCC) and the FDIC. The OCC has broad supervisory authority over national banks and conducts regular periodic examinations of the Bank. The Bank is also subject to provisions of the Federal Reserve Act which limits loans or extensions of credit to, and investments in the stock of, the Corporation, as well as the amount of loans or advances that may be made to third parties secured by the securities or obligations of the Corporation and its subsidiary. The Securities Exchange Act of 1934 imposes regulatory requirements on various securities activities conducted by banks. The Bank is registered with the Securities Exchange Commission as a transfer agent for First Pulaski National Corporation's stock and must comply with various recordkeeping and reporting requirements.

The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of the Bank. Furthermore, no concentration of loans exists with a single industry or group of related industries.


            HERITAGE FINANCIAL OF THE TENNESSEE VALLEY, INC.

Heritage Financial is a wholly owned subsidiary of the Corporation formed in 1997 as a finance company. Heritage Financial is engaged in extending credit and servicing loans to consumers and small businesses. Heritage Financial is a Tennessee chartered corporation operating under the Tennessee Industrial Thrift and Loan Companies Act. Heritage Financial began operations on November 24, 1997, and most of its business thus far has been in the Giles County market. Heritage Financial is regulated by the Tennessee Department of Financial Institutions and by the FRB.

                            COMPETITION

The Corporation operates principally in two market areas, Giles County, Tennessee and Lincoln County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the OTS.

Giles County. The Bank competes in Giles County with five (5) commercial banking organizations. Two (2) of the five (5) commercial banking competitors are small community banking organizations. The other three (3) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies. From June 30, 1998 to June 30, 2000, total deposits for all commercial banks in the Giles County market have increased 6.5% from $427.5 million to $455.4 million. The Bank has five (5) offices in Giles County and approximately 70% of its deposits are located there. As of June 30, 2000, the Bank had the largest market share of banks in Giles County with a 38.0% share of the bank deposits, almost twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. As of June 30, 1999, Giles County had an estimated population of 29,036, and a median household income of $31,855.

Lincoln County. The Bank competes in Lincoln County with five (5) commercial banking organizations. All five (5) of the commercial banking competitors are owned by regional or national multi-bank holding companies. From June 30, 1998 to June 30, 2000, total deposits for all commercial banks in Lincoln County have increased 4.5% from $344.7 million to $360.9 million. The Bank has two (2) branch offices located in this market, and approximately 30% of its deposits are located there. As of June 30, 2000, the Bank had a 20.7% share of the Lincoln County bank deposit market, the second largest market share in the county after Regions Bank.

Lincoln County is also located in southern Middle Tennessee approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. As of June 30, 1999, Lincoln County had an estimated population of 29,773, and a median household income of $30,178.

The Bank has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and availability of convenient office locations. Direct competition for deposits comes from other commercial banks (as well as from credit unions and saving institutions in neighboring counties). Additional significant competition for saving deposits may come from other investment alternatives, such as money market mutual funds and corporate and government securities.
The primary factors in competing for loans are the range and quality of the lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies. The Corporation believes that its strategy in relationship banking and local autonomy in the communities it serves allows flexibility in rates and products offered in response to local needs. The Corporation believes this is its most effective method of competing with both the larger regional bank holding companies and the smaller community banks.


ITEM 2: PROPERTIES

The Corporation, the Bank, and Heritage Financial are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that was completed in 1985. Other banking facilities operated by the Bank include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. The Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility that the Bank enlarged and renovated. The Lincoln County branch in Park City, approximately seven miles south of Fayetteville was opened in the spring of 1993. Rapid growth in the Park City operation led to a decision to build a significantly larger building. Construction began in mid-1996 and was completed in the summer of 1997. Most recently, a facility on Flower Street near the main office in Pulaski was opened. The building, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of mortgage lending. The cost of the renovation amounted to $136,107, including furniture and fixtures. The Bank began construction of a new banking facility in Fayetteville in the year 2000. This facility will replace the leased facility and should be completed in the third or fourth quarter of 2001. Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 2000 amounted to $62,052.


ITEM 3: LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II


ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. The following trading prices for 2000 and 1999 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

                                    Trading              Dividends
                                    Prices                 Paid
         1st Quarter,   2000    $25.60 - $52.50            $0.41
         2nd Quarter,   2000    $49.00 - $55.00            $0.41
         3rd Quarter,   2000    $30.00 - $51.49            $0.41
         4th Quarter,   2000    $34.60 - $50.00            $0.42

           ANNUAL DIVIDEND, 2000.................          $1.65

         1st Quarter,   1999    $25.60 - $55.00            $0.41
         2nd Quarter,   1999    $27.60 - $55.00            $0.41
         3rd Quarter,   1999    $25.60 - $55.00            $0.41
         4th Quarter,   1999    $25.60 - $55.00            $0.42

           ANNUAL DIVIDEND, 1999.....................      $1.65

There are approximately 1,351 stockholders of record of the Corporation's common stock as of February 28, 2001.

The Corporation reviews dividend policy at least annually. The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of the Bank. The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies, and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all operations are conducted through its subsidiaries, its ability to pay dividends also depends on the ability of the Bank to pay dividends to it. The ability of the Bank to pay cash dividends is restricted by applicable regulations of the Comptroller of the Currency.

ITEM 6: SELECTED FINANCIAL DATA

Basic earnings per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 1,551,478 shares for 2000, 1,578,305 shares for 1999, 1,560,113 shares for 1998, 1,539,866 shares for 1997, and 1,522,591 shares for 1996, after giving retroactive effect to the five-for-one stock split which was effective on July 1, 1996. Note O in Part II, Item 8 of the financial statements which follow shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share.


                                     For Year Ended December 31,
                           2000        1999        1998        1997        1996
                        -------     -------     -------     -------     -------
                              (Amounts in thousands, except per share data)
Interest income         $23,691     $22,070     $22,506     $22,104     $21,245
Interest expense         11,117       9,138       9,445       9,296       8,761
Net interest income      12,574      12,931      13,061      12,809      12,484
Loan loss provision         341         791       1,652         508         783
Non-interest income       2,928       2,579       2,624       2,353       2,125
Non-interest expense      9,162       9,318       8,321       8,119       7,668
Income before income tax  5,999       5,401       5,712       6,536       6,158
Net income                4,072       3,681       3,803       4,320       4,063

Per Share Data:
  Net income-Basic         2.63        2.33        2.44        2.81        2.67
  Net income-Diluted       2.61        2.32        2.43        2.80        2.67
  Cash dividends paid      1.65        1.65        1.60        1.50        1.40

Total average equity     36,672      37,128      35,782      34,384      30,698
Total average assets    290,536     281,438     271,775     260,905     247,304
Total year-end assets   303,440     279,498     275,005     266,616     248,792
Total long-term debt      1,659       1,849       2,028       2,196       1,847

Ratios:
  Equity to assets        12.62%      13.19%      13.17%      13.18%      12.41%
  Return on average
     equity               11.10%       9.92%      10.63%      12.56%      13.24%
  Return on average
     assets                1.40%       1.31%       1.40%       1.66%       1.64%


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

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, (the "Securities Act"), as amended . The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation,
(i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Corporation's market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.


                       RESULTS OF OPERATIONS

OVERVIEW

Net income for 2000 was approximately $4.1 million or $2.61 per diluted share, compared with approximately $3.7 million or $2.32 per diluted share in 1999 and approximately $3.8 million or $2.43 per diluted share in 1998. Return on average assets was 1.40% in 2000, 1.31% in 1999 and 1.40% in 1998. The return on average equity was 11.1%, 9.9% and 10.6% for 2000, 1999 and 1998, respectively. The decline in net income and returns in 1999 was primarily the result of a substantial increase in other operating expenses largely due to legal and professional fees associated with litigation involving members of the family of the Corporations former Chief Executive Officer. This litigation was settled in the second quarter of 2000, resulting in a significant reduction in legal and professional fees in 2000.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 2000, net interest income decreased by 2.8% to $12,573,661 from $12,931,098 in 1999, following a decrease of 1.0% in 1999 from $13,061,004 in 1998. The net decrease in 2000 is primarily attributable to the general rise in the level of interest rates that occurred in 2000. Since the Corporation is liability sensitive, this rising interest rate environment caused the average interest rate paid on deposits to increase faster than the average rate earned on loans and investments. Also, the local market in which the Corporation competes saw intense competition for deposits throughout much of the year 2000, thus increasing the cost of those deposits. The decrease in net interest income of $331,000 in 2000, on a taxable equivalent basis, resulted from an increase of $177,000 due to increased volumes which was offset by a decrease of $508,000 as a result of rates paid on deposits increasing more than rates earned on loans and investments.

Net interest earnings is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2000, 1999 and 1998.

                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                 EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                     December 31,

                                              2000                           1999                         1998
                                  Average             Yield/    Average             Yield/    Average             Yield/
                                  Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
                                  -------    -------  -------   -------   -------   -------   -------   -------   ------
ASSETS
----------
Interest-Earning Assets:
  Loans and lease financing       $175,935  $18,086   10.28%   $171,819   $17,108     9.96%  $169,663   $17,764   10.47%
  Taxable investment securities     69,854    4,386    6.28%     62,746     3,800     6.06%    53,345     3,378    6.33%
  Non-taxable investment
     Securities                     17,640      809    4.59%     17,095       939     5.49%    15,665       887    5.66%
  Federal funds sold                 6,607      410    6.21%      9,662       476     4.93%    13,477       717    5.32%
                                    ------  -------  -------    -------    -------  -------    ------   -------  -------
Total Interest-Earning Assets      270,036   23,691    8.77%    261,322    22,323     8.54%   252,150    22,746    9.02%

Non-interest Earning Assets:
  Cash and due from banks            9,472                         9,392                        8,805
  Premises and equipment, net        7,346                         7,396                        7,432
  Other Assets                       6,477                         6,412                        6,303
  Less allowance for loan losses    (2,795)                       (3,084)                      (2,915)
                                   -------                       -------                       ------
Total Non-Interest-Earning Assets   20,500                        20,116                       19,625
                                   -------                       -------                       ------
      TOTAL                       $290,536                      $281,438                     $271,775
                                   =======                       =======                      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------
Interest-Bearing Liabilities:
  Demand deposits                  $21,072      441    2.09%    $21,943       449     2.05%   $20,691       396    1.91%
  Savings deposits                  28,198      693    2.46%     30,040       733     2.44%    29,303       749    2.56%
  Time deposits                    162,999    9,868    6.05%    151,096     7,830     5.18%   147,760     8,166    5.53%
Other borrowed money                 1,747      115    6.58%      1,937       126     6.50%     2,107       137    6.50%
                                   -------  -------   ------    -------   -------   -------   -------   -------  -------
Total Interest-Bearing
  Liabilities                      214,016   11,117    5.19%    205,016     9,138     4.46%   199,861     9,448    4.73%

Non-Interest-Bearing Liabilities:
  Demand deposits                   37,743                       36,679                        33,389
  Other liabilities                  2,015                        2,615                         2,743
                                   -------                      -------                       -------
Total Non-Interest Bearing
  Liabilities                       39,758                       39,294                        36,132
Shareholders' Equity                36,762                       37,128                        35,782
                                   -------                      -------                       -------
      TOTAL                       $290,536                     $281,438                      $271,775
                                   =======                      =======                       =======
Net interest earnings/spread,
 on a  taxable equivalent  basis             12,574    4.66%               13,185     5.05%              13,298    5.27%
Taxable equivalent adjustments:
  Loans                                         156                            57                            44
  Investment securities                         124                           197                           193
                                            -------                       -------                       -------
Total taxable equivalent adjustment.            280                           254                           237
                                            -------                       -------                       -------
Net interest earnings                       $12,294                       $12,931                       $13,061
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

                                  2000 Compared to 1999          1999 Compared to 1998
                                Increase (Decrease) Due to     Increase (Decrease) Due to
                              -----------------------------   ----------------------------
                                Volume      Rate       Net      Volume      Rate       Net
                               -------   -------   -------     -------   -------   -------
                                (in thousands of dollars)       (in thousands of dollars)
Interest Earned on:
  Loans and lease financing       $410       724    $1,134        $226     ($882)    ($656)
  Taxable investment securities    430       156       586         595      (173)      422
  Non-taxable investment
    Securities                      30       (36)       (6)         81       (29)       52
  Federal funds sold              (151)       85       (66)      ($203)     ($38)     (241)
                               -------   -------   -------     -------   -------   -------
Total Interest-Earning Assets     $719      $929    $1,648        $699   ($1,122)    ($423)
                               =======   =======   =======     =======   =======   =======
Interest Paid On:
  Demand deposits                 ($18)       10       ($8)        $24        29       $53
  Savings deposits                 (45)        5       (40)         19       (35)      (16)
  Time deposits                    617     1,421     2,038         184      (520)     (336)
  Other borrowed money             (12)        1       (11)        (11)        0       (11)
                               -------   -------   -------     -------   -------   -------
Total Interest-Bearing
     Liabilities                  $542    $1,437    $1,979        $216     ($526)    ($310)
                               =======   =======   =======     =======   =======   =======
Net Interest Earnings, on a
  taxable equivalent basis        $177     ($508)    ($331)       $483     ($596)    ($113)
                               =======   =======   =======     =======   =======   =======
Less: taxable equivalent
  Adjustment                                            26                              17
                                                   -------                         -------
Net Interest Earnings                                ($357)                          ($130)
                                                   =======                         =======

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


NON-INTEREST INCOME

Non-interest income amounted to $2,928,098 in 2000, an increase of 13.5% from 1999, which is attributable primarily to an increase of $477,515 in service charges on deposit accounts. Non-interest income in 1999 decreased by 1.7 % from 1998 due primarily to decreases in mortgage banking fees and other service charges and fees. Security transactions led to a net loss of $71,268 in 2000, a net gain of $17,561 in 1999 and no net gains or losses in 1998.

NON-INTEREST EXPENSE

Non-interest expense in 2000 was $9,161,880, down 1.7 % from 1999. This decrease is attributable primarily to an approximate $400,000 decrease in other operating expenses. The decrease in other operating expenses was caused mainly by a decrease in professional fees of approximately $530,000. The higher fees in 1999 were primarily related to litigation involving members of the family of the Corporation's former Chief Executive Officer. Salaries, including employee benefits, increased approximately $180,000, or 3.9% to $4.76 million in 2000. Non-interest expense for 1999 had increased by 12.0% over the previous year. This was due primarily to the increased costs associated with professional fees related to the litigation mentioned above.


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

The provision for loan losses was approximately $341,000 thousand in 2000 compared to approximately $791,300 in 1999 and $1.65 million in 1998. Net loan losses were $501,000 in 2000, $888,300 in 1999, and $1.32 million in
1998. In August of 1998, the Corporation discovered that R. Michael Curry, its then Chairman and Chief Executive Officer, had obtained several million dollars of cashier's checks of the Bank and deposited them in an account at another bank over which he had signatory authority. Although he had repaid a significant amount of these cashier's checks with the fund's deposited, the ultimate shortfall to the Corporation was approximately $1.1 million, a substantial portion of which was ultimately covered by the Bank's fidelity bond carrier. However, in investigating these matters, the Corporation determined that, Mr. Curry, had provided false information to it in connection with loans made by the Bank to him and to two of his brothers and their farming operation. As a result, the Bank, in the fourth quarter of 1998, charged off approximately $731,000 of indebtedness to the former CEO and his brothers and substantially increased its provision to cover the charge-off and the increased level of problem loans associated with this indebtedness. Note C to Financial Statements, Part II, Item 8 provides a detailed analysis of components of Loans and Allowance for Loan Losses and is incorporated herein by reference.

Net loans charged-off fell to $501,000 in 2000 from $888,300 in 1999 and $1,320,500 in 1998. Net loans charged-off in 1998 was extremely high due to the activities of the former CEO discussed above. Improved loan portfolio quality led to the drop in net loans charged-off in 2000. Net loan losses for 2000 consist of personal loans for $275,100, commercial and industrial loans for $54,000, agricultural loans for $112,100, and real estate loans for $59,800. The allowance at the end of 2000 was $2.68 million, or 1.47% of outstanding loans and leases, as compared to $2.84 million or 1.62% and $2.94 million or 1.73% in 1999 and 1998, respectively. Net loans charged-off amounted to 0.28% of average total loans outstanding in 2000, 0.51% in 1999 and 0.78% in 1998.

The allowance for loan losses was 2.62 times the balance of nonaccrual loans at the end of 2000, .87 in 1999 and .87 in 1998. This ratio was low in 1999 and 1998 due to loans associated with certain entities and family members of the Corporation's former Chief Executive Officer. These loans were settled in 2000, greatly reducing the nonaccrual loans. Net loan charge-offs exceeded the provision for loan losses by $159,956 in 2000 and by $97,053 in 1999 due to the improving loan quality. The provision for loan losses exceeded net loan charge-offs by $331,454 in 1998. Management believes that the allowance for possible loan losses as of December 31, 2000 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

                           2000     1999     1998     1997     1996
                          -----    -----    -----    -----    -----
                              (amounts in thousands of dollars)
Allowance applicable to :
  Real estate loans         566      453      319      240      422
  Commercial loans          527      792      473      165       80
  Agriculture loans          46      449      409      176      238
  Individual loans         1540    1,144    1,735    2,023    1,191
  Other loans                 0        0        0        0        2
                          -----    -----    -----    -----    -----
                          2,679    2,838    2,936    2,604    1,933
                          =====    =====    =====    =====    =====
Percentages of loans by
category to total loans:
  Real estate loans       63.21%   56.48%   53.23%   52.66%   51.76%
  Commercial loans        11.40%   15.66%   17.24%   15.42%   14.77%
  Agriculture loans        3.77%    4.98%    5.83%    6.68%    7.33%
  Individual loans        17.68%   19.45%   22.29%   23.25%   24.92%
  Other loans              3.94%    3.43%    1.41%    1.99%    1.22%
                          -----    -----    -----    -----    -----
                         100.00%  100.00%  100.00%  100.00%  100.00%
                         ======   ======   ======   ======   ======

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $1,926,555, $1,720,123, and $1,909,215 in 2000, 1999 and 1998,
respectively. The effective tax rates were 32.1%, 31.8 %, and 33.4% respectively. Note I to Financial Statements, Part II, Item 8, provides a detailed analysis of the components of income tax expense.


                           BALANCE SHEET

LOANS

Management's focus is to promote loan growth in the Bank's target market, emphasizing the expansion of business and the enhancement of the quality of life in the Bank's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk. Loan growth during 2000 resulted primarily from increases in real estate loans, especially commercial real estate, but also including agriculture and residential real estate. However, commercial and industrial loans, agricultural loans and loans to individuals each decreased approximately $2 million in 2000 as compared to 1999.

Over the last three years, average total loans and leases increased by $6.8 million or 3.9% in 2000, by $2.2 million or 1.3% in 1999 and by $5.5 million or 3.4% in 1998. The growth in deposits has been used to support this continuing increase in loan demand.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and daily averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                         For year ended December 31,
                                2000       1999       1998       1997       1996
                              ------     ------     ------     ------     ------
                                       (in thousands of dollars)
Amount of net loans and
  lease financing outstanding
  at end of period          $181,879   $174,748   $169,651   $168,738   $157,903
                             =======    =======    =======    =======    =======
Daily average amount of
  loans and leases          $175,935   $171,819   $169,663   $164,155   $157,697
                             =======    =======    =======    =======    =======
Balance of allowance for
  possible loan losses at
  beginning of period         $2,838     $2,936     $2,604     $2,381     $2,058
Less charge-offs:
  Real estate-residential         10          4         45         31          -
  Real estate-agricultural        47          -          -          -          -
  Real estate-other                5          -          -          -          -
  Commercial                      83        124        148        163         53
  Agricultural                   121        377        703         17         50
  Individuals                    485        687        681        497        637
                             -------    -------    -------    -------    -------
                                 751      1,192      1,577        708        740
Add recoveries:
  Real estate-residential          2          8         23         23          2
  Real estate-nonresidential,
     Nonfarm                       -          -          -          -         19
  Commercial                      29         45         45         51         13
  Agricultural                     9         42         10          3          3
  Individuals                    210        208        179        347        243
                             -------    -------    -------    -------    -------
                                 250        303        257        424        280
                             =======    =======    =======    =======    =======

Net loans charged off            501        889      1,320        284        460

Provision charged to expense     341        791      1,652        507        783
                             -------    -------    -------    -------    -------
Balance at end of period      $2,678     $2,838     $2,936     $2,604      2,381
                             =======    =======    =======    =======    =======
Net charge-offs as percent of
  average loans outstanding:    0.28%      0.51%      0.78%      0.17%     0.29%

Net charge-offs as percent of:
  Provision for loan losses    146.9%     112.4%      79.9%      56.0%     58.7%
  Allowance for loan losses     18.7%      31.3%      45.0%      10.9%     19.3%

Allowance at end of period
 to loans, net of unearned
 income                         1.47%      1.62%      1.73%      1.54%     1.51%


Reference is made to Note C to Financial Statements, Part II, Item 8, for further detail regarding charge-offs and recoveries by category.

LOAN QUALITY

The amounts of loans and leases outstanding at the indicated dates are shown in the following table according to type of loan.

                            LOAN PORTFOLIO
                                             December 31,
                               2000      1999      1998      1997      1996
                             ------    ------    ------    ------    ------
                                     (in thousands of dollars)
Construction and land
  Development                $3,323    $3,811    $5,108    $3,341    $3,548
Commercial and industrial    20,836    23,732    24,606    23,122    20,219
Agricultural                  6,896     8,760    10,053    11,461    11,799
Real estate-farmland         22,539    20,015    19,577    19,142    17,314
Real estate-residential      45,336    43,227    41,307    40,177    38,708
Real estate-nonresidential,
  Nonfarm                    44,368    36,158    30,891    31,033    27,255
Installment-individuals      32,319    34,218    38,426    39,890    40,096
Other loans(1)                7,210     6,037     2,445     3,426     1,943
                            -------   -------   -------   -------   -------
                           $182,827  $175,958  $172,413  $171,592  $160,882
                            =======   =======   =======   =======   =======

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage, home equity, consumer loans, and lease financing).

                                     Due after
                         Due in      one year
                         one year   but before   Due after
                         or less    five years   five years        Total
                        ---------    ---------    ---------    ---------
                                (in thousands of dollars)
Construction and
  land development         $3,253          $14          $56       $3,323
Commercial and
  Industrial               13,053        6,619        1,164       20,836
Agricultural                4,450        1,515          931        6,896
Real estate-farmland       13,177        7,750        1,612       22,539
Real estate-commercial      9,087       20,549       14,732       44,368
                        ---------    ---------    ---------    ---------
Total selected loans      $43,020      $36,447      $18,495      $97,962
                        =========    =========    =========    =========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year.

                                    Due after
                          Due in    one year
                         one year   but before   Due after
                         or less    five years   five years     Total
                         -------    ----------   ----------  --------
Percent of total
  selected loans           43.91%      37.21%       18.88%     100.00%
Cumulative percent
  of total                 43.91%      81.12%      100.00%

Sensitivity of loans to
  changes in interest rates-
  loans due after one year:
     Fixed rate loans                $34,730       $9,213     $43,943
     Variable rate loans               1,717        9,282      10,999
                                    ----------   ----------  --------
          Total                      $36,447      $18,495     $54,942
                                    ==========   ==========  ========

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

From 1999 to 2000, non-accruing loans decreased by 68.7% to $1.02 million following an increase of 2.8% in 1999 from 1998. Non-accruing loans in 1999 included approximately $2.1 million of loans to relatives and certain entities of these relatives of the former Chief Executive Officer of the Corporation, as discussed above. There were no restructured loans at year-end 2000 or 1999. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $237,400 for an increase of 139.4% from 1999, following a decrease of 48.6% in 1999. Loans past due ninety days or more totaled $215,600 for an increase of 504% over the same period last year, following a decrease of 85.9% in 1999. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Non-performing loans are not concentrated in any particular category of loans and contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets and loans past due ninety days or more.

                                             December 31,
                                 2000     1999     1998    1997     1996
                                -----    -----    -----   -----    -----
                                    (in thousands of dollars)
Nonaccrual loans	              $1,022   $3,262   $3,173    $702     $449
Toubled debt restructurings	        0        0        0       0        0
Other real estate owned           237       99      193     115      219
Loans past due ninety days or
  more as to interest or
  principal payment               216       36      253     176      190


The amount of interest income actually recognized on the nonaccrual loans during 2000, 1999 and 1998, was $13,292, $19,760 and $126,213, respectively. The additional amount of interest income that would have been recorded during 2000, 1999 and 1998, if the above amounts had been current in accordance with their original terms was $64,212, $265,505 and $177,994, respectively. As of December 31, 2000, management was not aware of any specifically identified loans, other than those included in the categories discussed above that represent significant potential problems or that management has serious doubts as to the borrower's ability to comply with the present repayment terms.

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


SECURITIES

The securities portfolio consists primarily of U.S. Treasury obligations, federal agency securities, marketable bonds of states, counties and municipalities, and highly rated corporate bonds. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of securities at the dates indicated:

                                            December 31,
                                     2000       1999       1998
                                  -------    -------    -------
                                     (in thousands of dollars)
Available-for-sale
--------------------
  U.S. Treasury securities         $2,007     $4,014    $16,363
  Obligations of states and
    political subdivisions         18,227        420          0
  Other debt securities            28,329      6,140          0
  U.S Government Agencies          47,062     35,035     29,610
                                  -------    -------    -------
                                  $95,625    $45,609    $45,973
                                  -------    -------    -------
Held-to-maturity
--------------------
  Obligations of states and            $0    $14,912    $17,937
    political subdivisions
  Other debt securities                 0     14,436      7,653
                                  -------    -------    -------
                                        0     29,348     25,590
                                  -------    -------    -------
                                  $95,625    $74,957    $71,563
                                  =======    =======    =======

The following table sets forth the maturities of securities at December 31, 2000 and the average yields of such securities (calculated on the basis of the cost and effective yields).

                    U.S. Treasuries    State and
                    and Government     Political     Other
                       Agencies       Subdivisions  Securities      Total
                     -------------    ------------   ---------   ----------
                                    (in thousands of dollars)
Available-for-sale
Within one year:
  Amount                    3,103          1,581        4,174         8,858
  Yield                      6.51%          6.89%        6.67%         6.66%

After one but within
five years:
  Amount                   38,300          9,330       20,291         67,921
  Yield                      6.19%          6.66%        6.72%          6.42%

After five but within
ten years:
  Amount                    6,248          6,216        3,560         16,024
  Yield                      6.83%          7.57%        6.28%          7.00%

After ten years:
  Amount                      955            784            -          1,739
  Yield                      7.74%          5.50%           -           6.73%


The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $7.7 million or 9.6% to $87.5 million during 2000 as compared $79.8 million for 1999. Average taxable investment securities increased by $7.1 million or 11.3% and average non-taxable investment securities increased by $545,000 or 3.2%, to account for the overall increase in average investments. The total securities portfolio increased $20.7 million or 27.6% to $95.6 million at the end of 2000 as compared to the end of 1999. The large increase in the investment securities was a result of deposits growing faster in 2000 than loan demand. Management placed these excess deposits into investment securities in order to maximize the yield on these funds.

DEPOSITS

The Bank's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $10.1 million or 4.3% to $250.0 million in 2000, by $8.4 million or 3.6% to $239.8 million in 1999 and by $8.5 million or 3.8% to $231.1 million in 1998. Most of the deposit growth experienced by the Bank has been in accounts that are interest sensitive.

The average amount of deposits for the periods indicated is summarized in the following table:

                                    For year ended December 31,
                          2000                   1999                1998
                    Average   Average      Average   Average   Average   Average
                    Balance    Rate        Balance    Rate     Balance    Rate
                    -------   -------      -------   -------   --------   ------
                             (in thousands of dollars, except percents)
Noninterest bearing
  demand deposits   $37,743     0.00%     $36,679      0.00%    $33,389    0.00%

Interest bearing
  demand deposits    21,072     2.09%      21,943      2.05%     20,691    1.91%
Savings deposits     28,198     2.46%      30,040      2.44%     29,303    2.56%
Time deposits of
  $100,000 or more   63,176     6.23%      53,625      5.29%     46,912    5.73%
Other time deposits  99,823     5.94%      97,471      5.13%    100,848    5.43%
                    -------   -------     -------    -------    -------  -------
Total interest
  bearing deposits  212,269     5.18%     203,079      4.44%    197,754    4.71%
                    -------   -------     -------    -------    -------   ------
Total deposits     $250,012              $239,758              $231,143
                    =======               =======               =======


Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2000, are summarized as follows (in thousands of dollars):

         3 months or less                     $32,413
         Over 3 months through 6 months        13,614
         Over 6 months through 12 months       12,939
         Over 1 year                            8,659
                                              -------
              Total                           $67,625
                                              =======


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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $8.9 million at December 31, 2000, representing 9.4% of the investment securities portfolio, a decrease from the 10.9% level of 1999. The smaller percentage of securities maturing in one year or less is a result of management's decision to lengthen the average maturity of the securities portfolio. This lengthening of the average maturity has slightly decreased the liquidity but has increased the yield of the portfolio. Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold, and maturing loans provides the Corporation with adequate liquidity to meet its funding needs.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest-sensitive than are savings accounts. Twenty percent of money market, regular savings and NOW accounts are classified by management as immediately rate sensitive. The remaining eighty percent of these accounts are classified as repricing in one year or more. At December 31, 2000 the Bank had a total of $59.0 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

Interest rate sensitivity gaps by maturities are summarized in the following table:


December 31, 2000                                  91-365    +1 - 3    +3 - 5    Over 5
$ in thousands              0-30 days  31-90 days   days      years     years    years      Total
-------------------------   ---------  ----------  -------   -------   -------  -------   -------
Interest-sensitive assets:
  Loans and leases           $19,136     $15,914   $60,499   $63,170   $14,168   $6,828  $179,715
  Taxable securities               0       1,000     8,518    25,761    32,029    9,325    76,634
  Nontaxable securities          200         185     1,196     4,162     5,168    7,000    17,910
  Federal funds sold           4,245           0         0         0         0        0     4,245
                             -------     -------   -------   -------   -------  -------   -------
     Total                   $23,581     $17,099    $70,213  $93,093   $51,365  $23,153  $278,504

Interest-sensitive liabilities:
  Demand deposits              3,978           0         0    15,914         0        0    19,892
  Savings                      5,626           0         0    22,508         0        0    28,134
  Time deposits               29,469      38,452    84,441    21,677       684        0   174,723
  Other borrowed funds            16          34       153       446       307      703     1,659
                             -------     -------   -------   -------   -------  -------   -------
     Total                    39,089      38,486    84,594    60,545       991      703   224,408

Interest sensitivity gap    $(15,508)   $(21,387) $(14,381)  $32,548   $50,374  $22,450   $54,096
Cumulative gap              $(15,508)   $(36,895) $(51,276) $(18,728)  $31,646  $54,096
Cumulative RSA/RSL             0.603       0.524     0.684     0.916     1.141    1.241
Ratio of cumulative gap
  to earning assets             5.57%      13.25%   -18.41%    -6.72%    11.36%   19.42%


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

It is management's objective to minimize this gap through the asset/liability management process. The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind. The gap table is updated at least monthly or more often if considered necessary. Asset/Liability management limits the ratio of rate sensitive assets to rate sensitive liabilities that mature or reprice in one year or less to not less than
0.70 and not more than 1.20. If the RSA/RSL ratio is outside this parameter, management will take action to review asset and liability mixes, maturities, yields, and costs, review objectives and strategies, and determine if changes are needed. As of December 31, 2000, the RSA/RSL ratio in the one year or less category was .684, which is slightly below the range the committee has established. Management has since taken action to bring the RSA/RSL ratio into compliance with the prescribed parameters. As of February 28, 2001, the RSA/RSL ratio was in compliance with the asset/liability management limits of at least 0.70 and not more than 1.2 in the one year and less category.


CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 3.2% in 2000 and 3.6% in 1999. The corresponding percentage decrease in average equity amounted to 1.0% in 2000 and a 3.8% increase in 1999. The Corporation purchased approximately $3.5 million of its stock, primarily in connection with the settlement of litigation involving the family of the Corporation's former CEO. This repurchase and retiring of stock led to the small decrease in the average equity for 2000.

The Corporation's equity capital was $36,959,178 at December 31, 2000, $36,671,996 at December 31, 1999, and $36,686,195 at December 31, 1998, for
an increase of 0.1% over the two-year period. The Corporation's equity-to-average asset ratio was 12.7%, as compared to 13.0% for 1999 and 14.2% for 1998. The Corporation believes that the maintenance of this ratio during 2000 indicates that the Corporation's 2000 earnings were sufficient to keep pace with its growth in total assets. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 62.8% in 2000, 70.8% in 1999, and 65.7% in 1998.

As of December 31, 2000, the authorized number of common shares was 10 million shares, with 1,535,398 shares issued and outstanding.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00%. As of December 31, 2000, the Corporation and the Bank, had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated in Note M to the financial statements.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2000.

                            Expected Maturity Date for year ending December 31, 2000
                                            (in thousands of dollars)
                                   2001      2002      2003      2004      2005  Thereafter     Total   Fair Value
                                 ------     ------    ------    ------    ------   --------    ------     --------
Interest-sensitive assets:
  Loans and leases:
    Variable rate                $3,883      $364      $345    $1,070    $1,737     $14,796   $22,195       22,195
      Average interest rate        9.96%    10.62%    10.31%     9.83%    10.31%      10.28%    10.21%

  Fixed rate                     75,590    27,735    34,363     8,465     4,408       6,418   156,980      156,418
    Average interest rate         10.10%     9.90%     9.90%     9.86%     9.68%       7.57%     9.89%

  Securities                     11,099    11,170    18,753    20,142    17,055      16,325    94,544       95,625
    Average interest rate          6.77%     6.34%     5.94%     6.09%     7.29%       7.01%     6.54%

  Federal funds sold              4,245         -         -         -         -           -     4,245        4,245
    Average interest rate          6.37%        -         -         -         -           -      6.37%

Interest-sensitive liabilities:
  Interest-bearing deposits     200,388    20,203     1,474       282       402           -   222,749      221,657
    Average interest rate          5.51%     6.87%     6.64%     6.11%     6.91%          -      5.65%

  Long-term borrowings                -         -         -       428       138       1,093     1,659        1,787
    Average interest rate             -         -         -      5.95%     6.70%       6.72%     6.52%



ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiaries, First National Bank of Pulaski and Heritage Financial of the Tennessee Valley, Inc.


             FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                     December 31, 2000 and 1999

                              ASSETS
                                                   2000               1999
                                              ---------          ---------
  Cash and due from banks                    $9,997,163        $12,120,521
  Federal funds sold                          4,245,000          6,722,897
                                              ---------          ---------
       Total cash and cash equivalents       14,242,163         18,843,418

  Securities available for sale              95,625,481         45,608,982
  Securities held to maturity
     (fair value - $28,800,260)                       -         29,348,246

  Loans
     Loans net of unearned income           181,879,294        174,734,214
     Allowance for loan losses               (2,678,525)        (2,838,481)
                                              ---------          ---------
        Total net loans                     179,200,769        171,895,733

  Bank premises and equipment                 7,975,679          7,128,207
  Accrued interest receivable                 4,035,038          3,529,106
  Other real estate owned                       237,434             99,185
  Prepayments and other assets                2,123,252          3,030,935
                                              ---------          ---------
       TOTAL ASSETS                        $303,439,816       $279,483,812
                                            ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest bearing                     $40,580,118        $36,117,830
    Interest bearing                        220,501,518        202,492,439
                                             ----------         ----------
      Total deposits                        261,081,636        238,610,269

  Other borrowed funds                        1,658,505          1,849,090
  Accrued taxes                                 354,528            130,687
  Accrued interest on deposits                2,733,542          1,806,079
  Other liabilities                             652,427            415,691
                                             ----------         ----------
       TOTAL LIABILITIES                    266,480,638        242,811,816
                                            -----------        -----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized -
    10,000,000 shares; 1,535,398 and
    1,583,961 shares issued and outstanding   1,535,398          1,583,961
  Capital surplus                             4,528,510          7,338,740
  Retained earnings                          30,180,266         28,663,995
  Accumulated other comprehensive
    income (loss), net                          715,004           (914,700)
                                             ----------         ----------
       TOTAL STOCKHOLDERS' EQUITY            36,959,178         36,671,996
                                             ----------         ----------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY              $303,439,816       $279,483,812
                                            ===========        ===========

The accompanying notes are an integral part of these financial statements.

               FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998

                                             2000          1999          1998
                                       ----------    ----------    ----------
INTEREST INCOME
  Loans, including fees               $18,086,540   $17,051,620   $17,718,313
  Securities:
    Taxable                             4,385,782     3,800,275     3,377,514
    Non-taxable                           808,608       741,895       693,794
  Federal funds sold                      409,671       475,773       716,654
                                       ----------    ----------    ----------
       Total Interest Income           23,690,601    22,069,563    22,506,275
                                       ----------    ----------    ----------
INTEREST EXPENSE
  Interest on deposits:
    Transaction accounts                  441,490       448,721       393,518
    Money market deposit accounts         213,515       234,070       262,149
    Other savings deposits                479,579       499,381       486,654
    Time certificates of deposit of
      $100,000 or more                  3,938,338     2,834,338     2,687,855
    All other time deposits             5,929,334     4,995,717     5,478,007
  Borrowed funds                          114,684       126,238       137,088
                                       ----------    ----------    ----------
       Total Interest Expense          11,116,940     9,138,465     9,445,271
                                       ----------    ----------    ----------
       NET INTEREST INCOME             12,573,661    12,931,098    13,061,004

       Provision for loan losses          341,011       791,294     1,651,925
                                       ----------    ----------    ----------

       NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES     12,232,650    12,139,804    11,409,079
                                       ----------    ----------    ----------

OTHER INCOME
  Service charges on deposit accounts   2,232,177     1,754,662     1,722,533
  Commissions and fees                    193,829       211,792       298,402
  Other service charges and fees          231,227       215,882       126,569
  Security gains (losses), net            (71,268)       17,561             -
  Gain on sale of other assets             34,152         3,940        11,962
  Dividends                               142,749       193,932       122,686
  Mortgage banking fees                   165,232       181,296       342,185
                                       ----------    ----------    ----------
       Total Other Income               2,928,098     2,579,065     2,624,337
                                       ----------    ----------    ----------
OTHER EXPENSES
  Salaries and employee benefits        4,764,171     4,583,632     4,420,812
  Occupancy expense, net                1,101,671     1,075,441       932,698
  Furniture and equipment expense         691,821       703,593       778,409
  Advertising and public relations        534,449       486,892       461,570
  Other operating expenses              2,069,768     2,467,951     1,727,780
                                       ----------    ----------    ----------
       Total Other Expenses             9,161,880     9,317,509     8,321,269
                                       ----------    ----------    ----------
       Income before income taxes       5,998,868     5,401,360     5,712,147
       Applicable income taxes          1,926,555     1,720,123     1,909,215
                                       ----------    ----------    ----------
       NET INCOME                      $4,072,313    $3,681,237    $3,802,932
                                       ==========    ==========    ==========
       Earnings per common share:
       Basic                                $2.63         $2.33         $2.44
                                       ==========    ==========    ==========
       Diluted                              $2.61         $2.32         $2.43
                                       ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended December 31, 2000, 1999, and 1998

                                               2000         1999         1998
                                         ----------   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $4,072,313   $3,681,237    $3,802,932
  Adjustments to reconcile net income
    to net cash provided by
    operating activities-
       Provision for loan losses            341,011      791,294     1,651,925
       Depreciation                         827,826      838,840       771,879
       Amortization and accretion of
         investment securities, net          80,106      151,953       105,438
       Deferred income tax expense (benefit) 31,976       54,480       (87,315)
       Gain on sale of other assets         (34,152)      (3,940)      (11,962)
       Security (gains) losses, net          71,268      (17,561)            -
       Loans originated for sale         (5,587,526)  (6,880,161)  (14,452,933)
       Proceeds from sale of loans        5,440,329    8,133,659    13,187,740
       (Increase) decrease in
          interest receivable              (505,932)    (188,689)       71,541
       (Increase) decrease in prepayments
          and other assets                  (14,262)     851,004    (1,063,009)
       Increase (decrease) in accrued
          interest on deposits              927,463     (103,533)      (99,454)
       Increase (decrease) in accrued taxes 223,841       18,919        (5,518)
       Increase (decrease) in other
         Liabilities                        236,736      (54,065)      (78,463)
                                         ----------   ----------    ----------
            Cash Provided by Operating
              Activities, net             6,110,997    7,273,437     3,792,801

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available
    for sale                            (35,189,450) (24,211,760)  (10,000,910)
  Proceeds from sales of securities
    available for sale                    8,814,906    6,527,758             -
  Proceeds from maturities of
    securities available for sale         8,024,166   16,511,155    15,160,001
  Purchases of securities held to maturity        -  (10,059,004)  (10,403,495)
  Proceeds from maturities of
    securities held to maturity                   -    5,680,900     4,925,600
  Net increase in loans                  (7,862,260)  (7,357,345)   (1,221,664)
  Capital expenditures                   (1,684,944)    (445,702)   (1,017,809)
  Proceeds from sale of other assets        319,383      258,765       188,670
                                         ----------   ----------    ----------
            Cash Used by Investing
              Activities, net           (27,578,199) (13,095,233)   (2,369,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings repaid                        (190,585)    (179,030)     (168,180)
  Net increase in deposits               22,471,367    4,810,744     6,634,031
  Cash dividends paid                    (2,556,042)  (2,607,706)   (2,498,423)
  Proceeds from issuance of common stock    628,700      635,292       714,351
  Common stock repurchased               (3,487,493)    (391,230)            -
                                         ----------   ----------    ----------
            Cash Provided by Financing
              Activities, net            16,865,947    2,268,070     4,681,779
                                         ----------   ----------    ----------
INCREASE (DECREASE) IN CASH, net         (4,601,255)  (3,553,726)    6,104,973
CASH AND CASH EQUIVALENTS,
   beginning of year                     18,843,418   22,397,144    16,292,171
                                         ----------   ----------    ----------
CASH AND CASH EQUIVALENTS, end of year  $14,242,163  $18,843,418   $22,397,144
                                         ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.


           FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      Years Ended December 31, 2000, 1999 and 1998

                                                                                  Accumulated
                                                                                     Other
                                    Common Stock         Capital     Retained    Comprehensive
                                  Shares      Amount     Surplus     Earnings   Income (Loss), net       Total
                                  ------     -------     -------     --------   ----------------    ----------
Balance at December 31, 1997   1,550,994  $1,550,994  $6,413,294  $26,285,955           $329,103   $34,579,346

Comprehensive income:
  Net income                           -           -           -    3,802,932                  -             -

  Change in unrealized
  gains (losses) on AFS
  securities, net of tax               -           -           -            -             87,989             -

Comprehensive income                   -           -           -            -                  -     3,890,921

Cash dividends paid $1.60
  per share                            -           -           -   (2,498,423)                 -    (2,498,423)

Common stock issued               22,521      22,521     691,830            -                  -       714,351
                                  ------     -------     -------     --------   ----------------    ----------
Balance at December 31, 1998   1,573,515   1,573,515   7,105,124   27,590,464            417,092    36,686,195

Comprehensive income:
  Net income                           -           -           -    3,681,237                  -             -

  Change in unrealized
  gains (losses) on AFS
  securities, net of tax               -           -           -            -         (1,320,201)            -

  Less reclassification
  adjustment, net of income
  tax of $5,970                        -           -           -            -            (11,591)            -

Comprehensive income                   -           -           -            -                  -     2,349,445

Cash dividends paid $1.65
  per share                            -           -           -   (2,607,706)                 -    (2,607,706)

Common stock issued               19,140      19,140     616,152            -                  -       635,292

Common stock repurchased          (8,694)     (8,694)   (382,536)           -                  -      (391,230)
                                  ------     ------      -------     --------   ----------------    ----------
Balance at December 31, 1999   1,583,961   1,583,961   7,338,740   28,663,995           (914,700)   36,671,996

Comprehensive income:
  Net income                           -           -           -    4,072,313                  -             -

  Change in unrealized
  gains (losses) on AFS
  securities, net of tax               -           -           -            -          1,582,667             -

  Less reclassification
  adjustment, net of income
  tax of $24,234                       -           -           -            -             47,037             -

Comprehensive income                   -           -           -            -                  -     5,702,017

Cash dividends paid $1.65
  per share                            -           -           -   (2,556,042)                 -    (2,556,042)

Common stock issued               17,275      17,275     611,425            -                  -       628,700

Common stock repurchased         (65,838)    (65,838) (3,421,655)           -                  -    (3,487,493)
                                  ------     -------     -------     --------   ----------------    ----------
Balance at December 31, 2000   1,535,398   $1,535,398 $4,528,510  $30,180,266           $715,004   $36,959,178
                               =========    =========  =========   ==========            =======    ==========

The accompanying notes are an integral part of these financial statements.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


First Pulaski National Corporation (the "Corporation") through its bank subsidiary provides domestic financial services in Giles and Lincoln County, Tennessee, to customers who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's finance company subsidiary provides consumer financing services in Giles County, Tennessee. The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. A description of the significant accounting policies is presented below.

Note A - Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly-owned subsidiaries, First National Bank of Pulaski and Heritage Financial of the Tennessee Valley, Inc. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the 2000 presentation. These reclassifications are immaterial and had no effect on net income.

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

Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $10,189,478, $9,241,998 and $9,544,725 and income taxes paid of $1,745,000, $1,767,452 and $2,206,102 for the years ended December 31, 2000, 1999 and 1998, respectively.

Securities
Securities are classified at the time of purchase as either held to maturity or available for sale. The Corporation defines held to maturity securities as securities for which management has the positive intent and ability to hold to maturity. Held to maturity securities are carried at amortized cost. Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Securities available for sale are carried at fair value. Unrealized holding gains and losses for available for sale securities are reported, net of tax, in other comprehensive income. The amortized cost of all securities is adjusted for amortization of premium and accretion of discount to maturity or earlier call date if appropriate. Such amortization and accretion is included in interest income from securities. Gains and losses from sales of available for sale securities are computed using the specific identification method.

The Company early-adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as of January 1, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It is the policy of the Corporation not to invest in derivative instruments. Concurrent with adoption, the Corporation transferred all of its investment securities classified as held to maturity (total amortized cost of $28,141,949) to available for sale. The unrealized loss on these securities at the date of transfer was $547,986.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies - (Continued)


Mortgage Banking
The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2000 and 1999, totaling $205,603 and $352,800, respectively.

Loans and Allowance for Loan Losses
Loans are reported at the principal amounts outstanding, net of unamortized nonrefundable loan fees. Deferred net fees are recognized in loan interest income and fees over the loan term using a method that generally produces a level yield on the unpaid loan balance.

Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Impairment of a loan is measured by comparing the recorded investment in the loan with the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A valuation allowance is provided to the extent that the measure of the impaired loan is less than the recorded investment.

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection.

Interest income is accrued principally on a simple interest basis. Payments received on impaired loans for which the ultimate collectibility of principal is uncertain are generally applied first as principal reductions. Interest collections on nonaccrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

The allowance for loan losses is maintained at a level which is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The Corporation's methodology for assessing the appropriateness of the allowance consists of several elements, which include the formula allowance, specific allowances and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on the Corporation's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies - (Continued)

Loans and Allowance for Loan Losses - (Continued)
Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every nonperforming loan in excess of $25,000 and all loans classified as "Other Assets Especially Mentioned" over $100,000 are reviewed quarterly by the Board's Executive and Loan Committee to review the level of loan losses required to be specifically allocated.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing economic and business conditions affecting the key lending areas of the Corporation, credit quality trends, collateral values, loan volumes and concentrations and specific industry conditions.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment. No interest was capitalized in 2000, 1999 or 1998.

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

Stock-Based Compensation
SFAS No. 123,"Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Corporation has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25.

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

Earnings Per Share
Basic and diluted earnings per share (EPS) are shown on the face of the earnings statement. Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially diluted securities is included. Diluted EPS assumes the conversion of all options.

Transfer and Servicing of Financial Assets and Extinguishments of Liabilities Accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities is based on an application of a financial-components approach that focuses on control.
It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings.

Segments of an Enterprise and Related Information
The Corporation operates in only one operating segment (banking).
Therefore, no additional segment financial information or disclosures are presented.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note B - Securities
The following is a summary of the amortized cost and estimated fair value of securities at December 31:

                                             Gross         Gross       Estimated
                                           Unrealized    Unrealized       Fair
2000                                Cost     Gains         Losses        Value
-----                          ---------   ----------    ---------    ----------
Available for Sale
   U.S. Treasury securities   $1,997,377      $10,123           $-    $2,007,500
   Obligations of states and
      political subdivisions  17,910,341      351,086       34,121    18,227,306
   Other debt securities      28,026,311      377,737       75,435    28,328,613
   U.S. Government agencies   46,608,189      577,595      123,722    47,062,062
                               ---------   ----------    ---------    ----------
                             $94,542,218   $1,316,541     $233,278   $95,625,481
                              ==========    =========   ==========    ==========
1999
-----
Available for Sale
  U.S. Treasury securities    $3,989,489      $24,886           $-    $4,014,375
  Obligations of states and
     political subdivisions      427,220            -        7,493       419,727
  Other debt securities        6,243,726        4,567      108,713     6,139,580
  U.S. Government agencies    36,334,457        4,461    1,303,618    35,035,300
                               ---------   ----------    ---------    ----------
                              46,994,892       33,914    1,419,824    45,608,982
                               ---------   ----------    ---------    ----------
Held to Maturity
  Obligations of states and
     political subdivisions   14,911,933       10,689      172,098    14,750,524
  Other debt securities       14,436,313          569      387,146    14,049,736
                               ---------   ----------    ---------    ----------
                              29,348,246       11,258      559,244    28,800,260
                               ---------   ----------    ---------    ----------
       TOTAL                 $76,343,138      $45,172   $1,979,068   $74,409,242
                              ==========    =========   ==========    ==========

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2000:

                                                 Cost        Fair Value
                                           ----------        ----------
Due in one year or less                    $8,857,677        $8,870,351
Due after one year through five years      67,920,306        68,522,826
Due after five years through ten years     16,024,903        16,437,898
Due after ten years                         1,739,332         1,794,406
                                           ----------        ----------
   TOTAL                                  $94,542,218       $95,625,481
                                           ==========        ==========

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note B - Securities - (Continued)


Net gains realized from securities transactions for 2000, 1999 and 1998 were:

                                                     Book       Gross Realized         Net
   2000                             Proceeds        Value     Gains     Losses      Realized
   ----                           ----------    ----------   -------   --------     --------
Securities sold                   $8,814,906    $8,886,174    $6,557    $77,825     $(71,268)
Securities matured or redeemed     8,024,166     8,024,166         -          -            -
                                 -----------   -----------   -------   --------     --------
                                 $16,839,072   $16,910,340    $6,557    $77,825     $(71,268)
                                 ===========    ==========   =======   ========     ========
   1999
   ----
Securities sold                   $6,527,758    $6,510,197   $21,563     $4,002      $17,561
Securities matured or redeemed    22,192,055    22,192,055         -          -            -
                                  ----------    ----------   -------   --------     --------
                                 $28,719,813   $28,702,252   $21,563     $4,002      $17,561
                                 ===========   ===========   =======    ========    ========
   1998
   ----
Securities matured or redeemed   $20,085,601   $20,085,601        $-         $-           $-
                                 ===========   ===========   =======    ========    ========

Income tax expense (benefit) attributable to securities transactions was ($24,231), $6,667 and $-0- for 2000, 1999 and 1998, respectively.

Securities with a book value of $31,698,620 and $32,812,104 at December 31, 2000 and 1999, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated stockholders' equity at December 31, 2000 or 1999.


Note C - Loans and Allowance for Loan Losses

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles and Lincoln County, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses to cover inherent losses in the loan portfolio.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C - Loans and Allowance for Loan Losses - (Continued)

The following is a summary of loans at December 31:

                                                      2000           1999
                                                ----------     ----------
Construction and land development               $3,323,311     $3,810,702
Commercial and industrial                       20,836,273     23,732,371
Agricultural                                     6,895,684      8,760,561
Real estate loans secured by:
  Farmland                                      22,539,107     20,014,610
  Residential property                          45,335,815     43,226,946
  Nonresidential, nonfarm                       44,367,816     36,157,861
Loans to individuals secured by:
  Automobiles                                   16,645,542     18,805,969
  Retail, consumer and personal expenditures    15,673,631     15,412,501
Other loans                                      7,209,543      6,036,576
                                               182,826,722    175,958,097
                                                ----------     ----------
  Unearned income                                 (947,428)    (1,223,883)
                                                ----------     ----------
    TOTAL                                     $181,879,294   $174,734,214
                                               ===========    ===========

The following is a summary of loan maturities carrying fixed and variable interest rates as of December 31, 2000:

                               Within          Over
                              One Year       One Year          Total
                          ------------   ------------   ------------
Fixed rate loans	          $72,852,796    $87,223,087   $160,075,883
Variable rate loans         19,950,213      2,800,626     22,750,839
                          ------------   ------------   ------------
    TOTAL                  $92,803,009    $90,023,713   $182,826,722
                          ============   ============   ============


At December 31, 2000, 1999 and 1998, impaired, nonaccrual and restructured loans totaled $1,022,284, $3,262,208 and $3,173,107, respectively. The amount of interest income actually recognized on these loans during 2000, 1999 and 1998, was $13,292, $19,760 and $126,213, respectively. The additional amount of interest income that would have been recorded during 2000, 1999 and 1998, if the above amounts had been current in accordance with their original terms was $64,212, $265,505 and $177,994, respectively.

As of December 31, 2000, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

                                       Recorded         Valuation
                                      Investment        Allowance
                                      ----------       ----------
Impaired Loans-
  Valuation allowance required          $538,822 	       $155,656
  No valuation allowance required        483,462                -
                                      ----------       ----------
     Total Impaired Loans             $1,022,284         $155,656
                                      ==========       ==========

The valuation allowance is included in the allowance for loan losses on the balance sheet.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C - Loans and Allowance for Loan Losses - (Continued)

The average recorded investments in impaired loans for the years 2000, 1999 and 1998 were $971,553, $3,413,900 and $1,963,830, respectively. At December
31, 2000, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $ 215,646, $35,726, and $252,637 at December 31, 2000, 1999 and 1998, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 2000 and 1999:

                                        2000            1999
                                   ----------     ----------
Balance at beginning of year       $3,836,971     $4,975,157
Additions                           2,326,492      2,603,396
Repayments                         (2,487,784)    (2,652,135)
No longer related                    (315,613)    (1,089,447)
                                   ----------     ----------
Balance at end of year             $3,360,066     $3,836,971
                                   ==========     ==========

Transactions in the allowance for loan losses were as follows:

                                            2000           1999          1998
                                      ----------     ----------    ----------
Balance at beginning of year          $2,838,481     $2,935,534    $2,604,080
                                      ----------     ----------    ----------
Less-Charge-offs:
  Real estate -
    Residential                            9,542          3,926        45,133
    Agricultural                          47,377              -             -
    Other                                  5,094              -             -
    Commercial                            83,508        123,892       148,425
    Agricultural                         120,857        377,360       702,594
    Individuals                          485,086        686,830       681,310
                                      ----------     ----------    ----------
                                         751,464      1,192,008     1,577,462
                                      ----------     ----------    ----------
Add-Recoveries:
  Real estate -
    Residential                            2,181          7,904        22,668
  Commercial                              29,555         45,691        45,298
  Agricultural                             8,797         41,866         9,866
  Individuals                            209,964        208,200       179,159
                                      ----------     ----------    ----------
                                         250,497        303,661       256,991
                                      ----------     ----------    ----------
Net Charge-offs                          500,967        888,347     1,320,471
                                      ----------     ----------    ----------
Add-Provision charged to operations      341,011        791,294     1,651,925
                                      ----------     ----------    ----------
Balance at end of year                $2,678,525     $2,838,481    $2,935,534
                                      ==========     ==========    ==========
Ratio of net charge-offs to average
  loans outstanding during the year         0.28%          0.51%         0.78%
                                      ==========     ==========    ==========

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

                                            Accumulated
                                           Depreciation &      Carrying
2000                              Cost      Amortization        Amount
-----                       ----------      ------------     ----------
  Land                      $1,155,863                $-     $1,155,863
  Buildings                  9,383,874         3,787,380      5,596,494
  Furniture and equipment    5,669,791         4,514,841      1,154,950
Leasehold improvements         408,300           339,928         68,372
                            ----------      ------------     ----------
    TOTAL                  $16,617,828        $8,642,149     $7,975,679
                            ==========      ============     ==========
1999
-----
  Land                        $798,480                $-       $798,480
  Buildings                  8,652,894         3,555,083      5,097,811
  Furniture and equipment    5,433,081         4,406,556      1,026,525
  Leasehold improvements       408,299           202,908        205,391
                            ----------      ------------     ----------
    TOTAL                  $15,292,754        $8,164,547     $7,128,207
                            ==========      ============     ==========

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

               Annual                            Annual
      Year   Commitments            Year       Commitments
      ----   -----------            ----       -----------
      2001      $20,422          2006 - 2010      $30,000
      2002        6,000          2011 - 2014       20,500
      2003        6,000
      2004        6,000
      2005        6,000

Rents charged to operations under operating lease agreements for the years 2000, 1999 and 1998 were $60,032, $51,222 and $51,351, respectively.

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

                                                2000            1999
                                           ---------       ---------
Prepaid expenses                             $93,445        $129,854
Federal Home Loan Bank stock, at cost      1,018,000         946,100
Federal Reserve Bank stock, at cost          112,500         112,500
Investment in single premium whole
  life insurance contract                    614,121         590,181
Deferred income tax benefits                 279,450       1,150,970
Other                                          5,736         101,330
                                           ---------       ---------
       TOTAL                              $2,123,252      $3,030,935
                                           =========       =========

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note F - Deposits

The following is a summary of deposits at December 31:

                                                        2000          1999
                                                  ----------    ----------
Noninterest bearing:
Demand                                           $40,580,118   $36,117,830
Interest bearing:
   Demand                                         19,897,506    21,054,212
   Savings                                        28,130,437    29,735,600
   Other  time                                   104,848,283    96,376,526
   Certificates of deposit $100,000 and over      67,625,292    55,326,101
                                                  ----------    ----------
      TOTAL                                     $261,081,636  $238,610,269
                                                 ===========  ============

The aggregate maturities of time deposits at December 31, 2000, are summarized as follows:

         Year
         ----
         2001            $148,764,089
         2002              21,550,055
         2003               1,473,312
         2004                 686,119
                         ------------
                         $172,473,575
                         ============

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

  Advances payable to Federal Home Loan Bank:          2000         1999
                                                   --------     --------
    Dated 11-17-93, matures 12-01-08,
       payable $1,682 per month including
       interest at 5.95%                           $128,253      $140,415
    Dated 6-22-94, matures 7-01-04, payable
       $11,077 per month including interest
       at 5.95%                                     428,005       532,078
    Dated 10-16-95, matures 11-01-05,
       payable $2,750 per month including
       interest at 6.70%                            137,891       160,808
    Dated 2-2-96, matures 3-01-16,
       payable $2,237 per month including
       interest at 6.50%                            259,278       268,922
    Dated 2-12-96, matures 3-01-11,
       payable $3,087 per month including
       interest at 6.25%                            279,826       298,732
    Dated 4-16-97, matures 5-1-2012,
       payable $4,607 per month including
       interest at 7.40%                            425,252       448,135
                                                 ----------    ----------
             TOTAL                               $1,658,505    $1,849,090
                                                 ==========    ==========

The advances are secured by a pledge of Federal Home Loan Bank stock with a par value of $1,018,000 and a blanket pledge of $2,238,982 first mortgage loans against single family, 1-4 unit residential properties.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note G - Other Borrowed Funds (Continued)

Advances payable are scheduled to mature December 31:

          2001                    $202,890
          2002                     215,995
          2003                     229,952
          2004                     188,879
          2005                     117,868
          Thereafter               702,921
                                ----------
                                $1,658,505
                                ==========

At December 31, 2000, First National Bank of Pulaski had an unsecured line of credit from a correspondent bank for federal fund purchases and daylight overdrafts totaling $5,000,000. No advances had been made against this line at December 31, 2000.

Note H - Common Stock and Related Matters

In 1999 and 2000 the Board of Directors authorized the repurchase and retirement of up to $4,061,850 of its outstanding common stock. The following comprises repurchases and retirements of common stock for the years ended December 31:

                                   2000          1999
                              ---------     ---------
             Shares              65,838         8,694
             Cost            $3,487,493      $391,230

Note I - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:

                                         2000          1999          1998
                                   ----------    ----------    ----------
  Federal
     Current                       $1,572,795    $1,367,614    $1,644,651
     Deferred tax (benefit)            31,976        54,480       (87,315)
                                   ----------    ----------    ----------
                                    1,604,771     1,422,094     1,557,336
     State                            321,784       298,029       351,879
                                   ----------    ----------    ----------
     Provision for Income Taxes    $1,926,555    $1,720,123    $1,909,215
                                   ==========    ==========    ==========

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

                                            2000         1999         1998
                                      ----------   ----------   ----------
  Federal taxes at statutory rate     $2,039,615   $1,836,462   $1,942,130
  Increase (decrease) resulting
    from tax effect of:
      Tax exempt interest on
        obligations of states and
        political subdivisions          (298,680)    (248,422)    (228,102)
      State income taxes, net of
        federal income tax benefit       212,377      196,699      232,224
      Dividend received deduction        (15,209)     (29,682)     (13,190)
      Others, net                        (11,548)     (34,934)     (23,847)
                                      ----------   ----------   -----------
      Provision for Income Taxes      $1,926,555   $1,720,123   $1,909,215
                                      ==========   ==========   ==========

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I - Income Taxes - (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

                                            2000          1999
                                        --------      --------
  Deferred tax assets:
    Allowance for loan losses           $703,245      $768,264
    Claim settlement                      79,721 	           -
    Other real estate                      2,729         2,762
                                        --------      --------
      Gross Deferred Tax Assets          785,695       771,026
                                        --------      --------
  Deferred tax liabilities:
    Investment securities                 37,826        15,627
    Statement 115 equity adjustment      368,335 	    (471,209)
    Other securities                     100,084        75,638
                                        --------      --------
      Gross Deferred Tax Liabilities     506,245      (379,944)
                                        --------      --------

        Net Deferred Tax Assets         $279,450    $1,150,970
                                        ========     =========

Note J - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

                                       2000          1999          1998
                                  ---------     ---------     ---------
Directors' fees                    $197,465      $239,303      $228,870
Stationery and supplies             231,109       204,851       182,799
Insurance                            96,387        69,256        72,017
Collection and professional fees    155,183       684,512       260,796
Postage                             132,752       132,190       133,017
Telephone                           132,448       131,690       126,946
Other                             1,124,423     1,006,149       723,335
                                  ---------     ---------     ---------
                                 $2,069,767    $2,467,951    $1,727,780
                                  =========     =========     =========

Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 2000 was $3,603,266. Contributions for the current year were calculated using the base salary amount of $3,107,485. The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $466,123, $414,756 and $451,099 in 2000, 1999 and 1998, respectively.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L - First Pulaski National Corporation (Parent Company Only) Financial
           Information

                          BALANCE SHEETS
                                                         December 31,
                                                         ------------
ASSETS                                                     2000          1999
                                                   ------------  ------------
  Cash                                                 $584,856    $2,757,509
  Loans to subsidiary                                 1,571,555       919,770
  Investment in subsidiaries, at equity              34,797,220    32,914,702
  Other assets                                           29,915        80,015
                                                   ------------  ------------
      TOTAL ASSETS                                  $36,983,546   $36,671,996

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Accrued taxes                                       $24,368            $-
                                                   ------------  ------------
      Total Liabilities                                  24,368             -

  Stockholder's Equity                               36,959,178    36,671,996
                                                   ------------  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $36,983,546   $36,671,996
                                                   ============  ============


                        STATEMENTS OF INCOME

                                              Years Ended December 31,
                                             2000        1999        1998
                                       ----------  ----------  ----------
INCOME
  Dividends from subsidiaries          $3,743,542  $2,607,706  $2,498,423
  Other dividends and interest            177,925     188,277      90,211
  Gain on sale of other assets             31,900           -           -
                                       ----------  ----------  ----------
                                        3,953,367   2,795,983   2,588,634
                                       ----------  ----------  ----------
EXPENSES
  Education                                13,123      31,121      15,438
  Directors' fees                          64,100     103,400      69,700
  Stockholder's meeting                    14,382      17,470      15,902
  Other                                    23,361      28,150      20,819
                                       ----------  ----------  ----------
                                          114,966     180,141     121,859
                                       ----------  ----------  ----------
Income before applicable income
  taxes and equity in undistributed
  earnings of subsidiary                3,838,401   2,615,842   2,466,775
Applicable income taxes                   (18,902)     26,914      23,950
                                       ----------  ----------  ----------
Income before equity in
  undistributed earnings of subsidiary  3,819,499   2,642,756   2,490,725
Equity in undistributed earnings of
  Subsidiary                              252,814   1,038,481   1,312,207
                                       ----------  ----------  ----------
      NET INCOME                       $4,072,313  $3,681,237  $3,802,932
                                       ==========  ==========  ==========


          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L - First Pulaski National Corporation (Parent Company Only) Financial
         Information - (Continued)


                             STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,
                                                       2000          1999          1998
                                                 ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $4,072,313    $3,681,237    $3,802,932
  Adjustments to reconcile net income
     to net cash provided by
     operating activities-
       Equity in undistributed earnings
         of subsidiary                             (252,814)   (1,038,480)   (1,312,207)
       Increase in other assets                           -        (1,259)      (12,105)
       Increase in other liabilities                 24,368             -             -
       (Gain) Loss on sale of other assets          (31,900)        2,500             -
                                                 ----------    ----------    ----------
           Cash Provided by Operating Activities  3,811,967     2,643,998     2,478,620
                                                 ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans                                (651,785)     (181,210)     (588,560)
  Proceeds from sale of other assets                 82,000        28,750             -
  Investment in subsidiary                                -       (50,000)      (50,000)
                                                 ----------    ----------    ----------
           Cash Used by Investing Activities       (569,785)     (202,460)     (638,560)
                                                 ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                            (2,556,042)   (2,607,706)   (2,498,423)
  Proceeds from issuance of common stock            629,700       635,292       714,351
  Common stock repurchased                       (3,488,493)     (391,230)            -
                                                 ----------    ----------    ----------
           Cash Used by Financing Activities     (5,414,835)   (2,363,644)   (1,784,072)
                                                 ----------    ----------    ----------
INCREASE (DECREASE) IN CASH, net                 (2,172,653)       77,894        55,988
CASH, beginning of year                           2,757,509     2,679,615     2,623,627
                                                 ----------    ----------    ----------
CASH, end of year                                  $584,856    $2,757,509    $2,679,615
                                                 ==========    ==========    ==========

Note M - Regulatory Requirements and Restrictions

The Corporation's bank subsidiary is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve requirements was approximately $2,672,000 and $2,788,000 for the years ended December 31, 2000 and 1999, respectively.

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 2000, to the Parent Company was $2,698,055.

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


Note M - Regulatory Requirements and Restrictions - (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject to as of December 31, 2000.

As of March 31, 2000, the most recent notification from regulatory authorities categorized First Pulaski National Corporation and First National Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

                                                                                     To Be
                                                                                Well Capitalized
                                                           For Capital          Prompt Corrective
                                          Actual         Adequacy Purposes      Action Provisions
                                         --------        -----------------      -----------------
                                      Amount    Ratio    Amount      Ratio      Amount      Ratio
                                      ------   ------    ------     ------      ------     ------
                                                             (In thousands)
As of December 31, 2000
  Total Capital (to risk weighted assets)
     Consolidated                    $38,923    17.67%  $17,627   >   8.00%    $22,034  >   10.00%
     First National Bank              36,628    16.73    17,513   >   8.00      21,891  >   10.00
  Tier I Capital (to risk weighted assets)
     Consolidated                     36,244    16.45     8,814   >   4.00      13,220  >    6.00
     First National Bank              34,037    15.55     8,756   >   4.00      13,135  >    6.00
  Tier I Capital (to average assets)
     Consolidated                     36,244    11.94     9,104   >   3.00      15,178  >    5.00
     First National Bank              34,037    11.27     9,057   >   3.00      15,096  >    5.00
As of December 31, 1999
  Total Capital (to risk weighted assets)
     Consolidated                    $40,160    19.75%  $16,270   >   8.00%    $20,338  >   10.00%
     First National Bank              36,333    17.94    16,198   >   8.00      20,248  >   10.00
  Tier I Capital (to risk weighted assets)
     Consolidated                     37,614    18.49     8,135   >   4.00      12,203  >    6.00
     First National Bank              33,799    16.69     8,099   >   4.00      12,149  >    6.00
  Tier I Capital (to average assets)
     Consolidated                     37,614    13.46     8,384   >   3.00      13,974  >    5.00
     First National Bank              35,799    12.13     8,358   >   3.00      13,930  >    5.00

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note N - Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, non-employee directors and bank subsidiary employees may be granted options or rights to purchase shares of the Corporation's common stock.

The pro forma disclosures required under SFAS No. 123 by corporations which follow APB Opinion 25 are indicated below:

                           2000                      1999                      1998
                As Reported     Proforma  As Reported     Proforma  As Reported    Proforma
                -----------  -----------  -----------  -----------  -----------  ----------
Net income       $4,072,313   $3,934,688   $3,681,237   $3,659,637   $3,802,932  $3,778,332

Basic earnings
  per share           $2.63        $2.54        $2.33        $2.32        $2.44       $2.42
Diluted earnings
  per share           $2.61        $2.52        $2.32        $2.31        $2.43       $2.41


In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 5.0 percent for all years; expected volatility of 11.0, 7.5 and 7.9 percent; risk-free interest rates of 6.0 percent in all years; and expected lives of 4.4 years in all years.

Shares available for grants of options or rights to purchase at December 31, 2000 include 76,410 shares under the 1994 outside directors stock option plan, 74,615 shares under the 1994 employee purchase plan and 75,000 shares under the 1997 stock option plan.

The 1997 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 25,000 shares have been granted and none have been exercised. These options expire 10 years from the date of grant.

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

The 1994 employee stock purchase plan permits the granting of stock options to eligible employees of the Corporation. A total of 150,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

                                        Number of Shares
                                        ----------------
Years of Service                  Under 10 years   Over 10 years
-------------------               --------------   -------------
Vice-Presidents and above                200            250
All other Officers                       125            175
Non-Officers                              75            125


          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note N - Stock Option and Stock Purchase Plans (Continued)

The following is a summary of the stock option and purchase plans activity for 2000, 1999 and 1998:

                                 Stock Option Plans     Employee Purchase Plan
                                -------------------     ----------------------
                                 Shares       Shares     Shares
                               Available      Under     Available       Shares
                              for Option      Option   for Purchase   Purchased
                              ----------    --------    -----------   ---------
Balance December 31, 1997        256,410      21,405        109,697          -

Granted                          (24,500)     24,500        (12,422)    12,422
Exercised                              -      (9,836)             -    (12,422)
Expired                          (55,000)          -              -          -
                              ----------    --------    -----------   ---------
Balance December 31, 1998        176,910      36,069         97,275          -

Granted                           (9,000)      9,000        (10,920)    10,920
Exercised                              -      (8,170)             -    (10,920)
                              ----------    --------    -----------   ---------
Balance December 31, 1999        167,910      36,899         86,355          -

Granted                          (17,500)     17,500        (11,740)    11,740
Exercised                              -      (5,535)             -    (11,740)
Previous expired, now
  Reavailable                      1,000      (1,000)             -          -
                              ----------    --------    -----------   ---------
Balance December 31, 2000        151,410      47,864         74,615          -
                              ==========    ========    ===========   =========
Exercisable at December 31, 2000              27,364
                                            ========

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999 and 1998 is $13.91, $2.27 and $3.33, respectively.

Note O - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                          2000         1999         1998
                                    ----------   ----------   ----------
Numerator for basic and diluted
Earnings per share - income
available to common shareholders    $4,072,313   $3,681,237   $3,802,932
                                    ==========   ==========   ==========

Denominator for basic earnings
per share-weighted-average basis     1,551,478    1,578,305    1,560,113
Effect of dilutive stock options         6,923        6,513        6,365
                                    ----------   ----------   ----------
Denominator for diluted
earnings per share-adjusted
weighted-average shares              1,558,401    1,584,818    1,566,478
                                    ==========   ==========   ==========

Basic earnings per share                 $2.63        $2.33        $2.44
                                    ==========   ==========   ==========

Diluted earnings per share               $2.61        $2.32        $2.43
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

Commitments to extend credit and standby letters of credit: The value of the unrecognized financial instruments is based on the related fee income associated with the commitments, which is not material to the Corporation's financial statements at December 31, 2000 and 1999.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

                                             2000                          1999
                                ----------------------------  ----------------------------
                                Carrying Amount   Fair Value  Carrying Amount   Fair Value
                                ---------------   ----------  ---------------   ----------
Financial assets:
  Cash and short-term investments   $14,242        $14,242        $18,843         $18,843
  Securities                         95,625         95,625         74,957          74,409
  Loans                             181,879        181,317        174,734         175,702
  Less:  allowance for loan losses   (2,679)             -         (2,838)              -

Financial liabilities:
  Deposits                          261,082        262,174        238,610         238,095
  Other borrowed funds                1,659          1,787          1,849           2,068

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Q - Other Financial Instruments, Commitments and Contingencies

The Corporation's bank subsidiary is a party to financial instruments with off-balance-sheet-risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and residential mortgage loans sold with certain repurchase requirements. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the bank subsidiary has in those particular financial instruments.

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:

                                            Contract or Notional
                                                   Amount
                                         --------------------------
                                                2000           1999
                                              ------         ------
  Commitments to extend credit           $17,518,080    $14,189,130
  Standby letters of credit	                 359,178        538,795
  Mortgage loans sold with repurchase
    requirements outstanding               1,570,773      1,550,526

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

During the current year, all outstanding lawsuits and complaints previously filed by the Corporation against relatives and certain entities of the relatives of the former CEO of the Corporation and all counter-complaints filed by the defendants against the Corporation were settled. The net effect of the settlements was a $260,434 decrease in net earnings in the current year.

          FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note R - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                                    Three Months Ended
                                         Mar. 31   June 30   Sept. 30    Dec. 31
                                         -------   -------    -------    -------
                                        (in thousands, except per share amounts)
2000:
  Interest income                         $5,705    $5,858     $6,119     $6,009
  Interest expense                         2,418     2,644      2,935      3,120
                                           -----     -----      -----      -----
  Net interest income                      3,287     3,214      3,184      2,889
  Provision for loan losses                  159        21         58        103
  Other income                               609       710        725        884
  Other expense                            2,163     2,535      2,152      2,312
                                           -----     -----      -----      -----
  Income before income tax                 1,574     1,368      1,699      1,358
  Income taxes                               546       400        524        457
                                           -----     -----      -----      -----
  Net income                               1,028       968      1,175        901
                                           =====     =====      =====      =====

 Earnings per common share                 $0.65     $0.63      $0.76      $0.59
 Diluted earnings per common share          0.65      0.62       0.76       0.58
 Cash dividends declared per common share   0.41      0.41       0.41       0.42

1999:
  Interest income                         $5,449    $5,634     $5,662     $5,324
  Interest expense                         2,283     2,274      2,292      2,289
                                           -----     -----      -----      -----
  Net interest income                      3,166     3,360      3,370      3,035
  Provision for loan losses                  164       165        177        285
  Other income                               538       690        612        739
  Other expense                            2,301     2,349      2,359      2,309
                                           -----     -----      -----      -----
  Income before income tax                 1,239     1,536      1,446      1,180
  Income taxes                               419       490        479        332
                                           -----     -----      -----      -----
  Net income                                 820     1,046        967        848
                                           =====     =====      =====      =====

  Earnings per common share                $0.52     $0.66      $0.61      $0.54
  Diluted earnings per common share         0.52      0.66       0.61       0.53
  Cash dividends declared per common share  0.41      0.41       0.41       0.42


                     INDEPENDENT AUDITOR'S REPORT




Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


[S]Putman and Hancock



Fayetteville, Tennessee
February 21, 2001

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

       NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

                 Position       Has Held    Position
                   with          Office     with the      Has Held This
Name               Bank          Since      Corporation   Position Since
------------------------------------------------------------------------
Harold Bass    Vice President   04/29/99    Secretary,       04/29/99
                                             Treasurer

Mark Hayes     Executive        04/29/99     None
               Vice-President

Edwin Moore    Senior           04/29/99     None
               Vice-President


None of these persons are related to any of the Directors of either the Board of Directors of the Bank or the Corporation.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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


First Pulaski National Corporation
---------------------------------
(Registrant)




Date:  3-14-01                       /s/ James T. Cox
      --------                       ----------------------------------
                                     James T. Cox, President & Chief
                                     Executive Officer




Date:  3-14-01                       /s/ Harold Bass
      --------                       ----------------------------------
                                     Harold Bass, Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the succeeding page by the following persons on behalf of the registrant and in the capacities indicated.


/s/David E. Bagley                       /s/Johnny Beveill
---------------------------              ---------------------------
David E. Bagley, Director                Johnny Bevill, Director


/s/James K. Blackburn                    /s/Wade Boggs
---------------------------              ---------------------------
James K. Blackburn IV, Director          Wade Boggs, Director


/s/James H. Butler                       /s/Joyce F. Chaffin
---------------------------              ---------------------------
James H. Butler, Director                Joyce F. Chaffin, Director


/s/James T. Cox                          /s/Parmenas Cox
---------------------------              ---------------------------
James T. Cox, Director                   Parmenas Cox, Director

/s/Greg G, Dugger                        /s/Charles D. Haney
---------------------------              ---------------------------
Greg G. Dugger DDS, Director             Charles D. Haney MD, Director


/s/Morris Ed Harwell                     /s/James Rand Hayes
---------------------------              ---------------------------
Morris Ed Harwell, Director              James Rand Hayes, Director


/s/William A. McNairy                    /s/W. Harwell Murrey
---------------------------              ---------------------------
William A. McNairy, Director             W. Harwell Murrey MD, Director


/s/Bill Yancey
-----------------------------
Bill Yancey, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER


21     Subsidiaries

23     Consent of Independent Auditors

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

EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS







Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee


As independent public accountants, we hereby consent to the incorporation by reference to First Pulaski National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, of our reports (and to all references to our firm) included in or made part of this Report.

[S] Putman and Hancock




February 21, 2001