Form 10-Q
period 2001-03-31
FIRST PULASKI NATIONAL CORP
filed 2001-05-15
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended           March 31, 2001

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the transition period from ______________________ to _____________________.

Commission File Number 0-10974

FIRST PULASKI NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee                                                                                                    62-1110294
(State or other jurisdiction or incorporation)                                   (IRS Employer Identification No.)

206 South First Street, Pulaski, Tennessee  38478
(Address of principal executive offices)

Registrant's telephone number:                                                                  931-363-2585

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
Common Stock, $1.00 par value -- 1,533,538 Shares Outstanding as of April 30, 2001.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2001	2000

ASSETS

Cash and due from banks	$ 11,178,546	$ 9,997,163
Federal funds sold	12,070,000	4,245,000

Cash and cash equivalents	23,248,546	14,242,163

Securities available for sale	97,697,592	95,625,481

Loans net of unearned income	183,221,307	181,879,294
Allowance for credit losses	(2,774,567)	(2,678,525)

Total net loans	180,446,740	179,200,769

Bank premises & equipment	8,445,983	7,975,679
Accrued interest receivable	4,023,681	4,035,038
Prepayments & other assets	2,466,140	2,123,252
Other real estate	217,366	237,434

TOTAL ASSETS	$ 316,546,048	$ 303,439,816
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$ 40,337,240	$ 40,580,118
Interest bearing balances	232,624,004	220,501,518

Total deposits	272,961,244	261,081,636

Other borrowed funds	1,608,967	1,658,505
Accrued taxes	512,283	354,528
Accrued interest on deposits	2,386,644	2,733,542
Accrued profit sharing expense	114,889	129,571
Other liabilities	849,001	522,856

TOTAL LIABILITIES	278,433,028	266,480,638

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,533,788 and 1,535,398 shares issued and outstanding	1,533,788	1,535,398
Capital surplus	4,427,320	4,528,510
Retained earnings	30,586,509	30,180,266
Accumulated other comprehensive income, net	1,565,403	715,004

TOTAL STOCKHOLDER'S EQUITY	38,113,020	36,959,178

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 316,546,048	$ 303,439,816
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2001	2000

INTEREST INCOME:
Loans, including fees	$4,761,743	$4,440,684
Investment securities	1,562,930	1,160,219
Federal funds sold	109,222	104,193

Total interest income	6,433,895	5,705,096

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	103,951	107,521
Savings & MMDAs	216,321	185,366
Time	2,780,192	2,095,754
Borrowed funds	26,779	29,783

Total interest expense	3,127,243	2,418,424

NET INTEREST INCOME	3,306,652	3,286,672

Provision for loan losses	180,295	158,924

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,126,357	3,127,748

OTHER INCOME:
Service charges on deposit accounts	588,450	477,847
Other service charges and fees	73,773	93,712
Security gains (losses)	30,948	(21,143)
Other	53,034	58,519

Total other income	746,205	608,935

3

PART I - FINANCIAL INFORMATION ________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ending
	March 31,
	2001	2000

OTHER EXPENSES:
Salaries and employee benefits	$ 1,253,933	$ 1,162,410
Occupancy expense, net	244,807	236,367
Furniture and equipment expense	183,763	157,158
Advertising and public relations	93,884	121,784
Other operating expenses	602,262	509,290

Total other expenses	2,378,649	2,187,009

Income before taxes	1,493,913	1,549,674
Applicable income taxes	458,817	522,145

NET INCOME	$1,035,096	$1,027,529
	============	============

Earnings per common share:
Basic	$ 0.67	$ 0.65
Diluted	$ 0.66	$ 0.65

Dividends per common share	$ 0.41	$ 0.41

Number of average shares for period	1,538,364	1,577,830

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	For the Three Months Ended March 31, 2001

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, Dec. 31, 2000	$ 1,535,398	$ 4,528,510	$ 30,180,266	$ 715,004	$ 36,959,178

Comprehensive income:
Net Income			1,035,096

Change in unrealized
gains (losses) on AFS
securities, net of tax				870,825

Less reclassification
adjustment, net of
deferred income tax
benefit of $10,522				(20,426)

Comprehensive income					1,885,495

Cash Dividends
($.41 per share)			(628,853)		(628,853)

Common stock issued	1,400	46,300			47,700

Common stock repurchased	(3,010)	(147,490)			(150,500)

Balance, March 31, 2001	$ 1,533,788	$ 4,427,320	$ 30,586,509	$ 1,565,403	$ 38,113,020
	==========	==========	==========	==========	==========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For three months ended March 31,
	2001	2000

Cash flows from operating activities
Net income	$ 1,035,096	$ 1,027,529
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	180,296	158,924
Depreciation of premises and equipment	179,106	189,405
Amortization and accretion of investment securities, net	(83,992)	31,170
Deferred income tax expense	10,870	19,702
Security (gains) losses, net	(30,948)	21,143
Losses from sale of other assets	3,067	6,017
Loans originated for sale	(2,512,132)	(1,072,870)
Proceeds from sale of loans	2,138,973	1,199,920
Decrease in interest receivable	11,357	129,018
(Increase) in prepayments/other assets	(622,413)	(151,379)
Increase (decrease) in accrued interest payable	(346,898)	26,603
Increase in accrued taxes	157,755	384,887
Increase in other liabilities	141,995	29,195

Net cash from operating activities	262,132	1,999,264

Cash flows from investing activities:
Proceeds from maturity of investment securities	11,965,018	620,000
Proceeds from sale of investment securities	5,076,404	4,401,162
Purchase of investment securities	(17,710,146)	(13,009,551)
Net (increase) decrease in loans	(1,042,313)	945,690
Capital expenditures	(649,335)	(142,371)
Proceeds from sale of other assets	6,206	70,119

Net cash used by investing activities	(2,354,166)	(7,114,951)

Cash flows from financing activities:
Net increase in deposits	11,879,608	7,598,707
Cash dividends paid	(628,853)	(646,357)
Proceeds from issuance of common stock	47,700	68,100
Payments to repurchase shares	(150,500)	(486,551)
Borrowings repaid	(49,538)	(46,534)

Net cash from financing activities	11,098,417	6,487,365

Net increase in cash and cash equivalents	9,006,383	1,371,678
Cash and cash equivalents at beginning of period	14,242,163	18,843,418

Cash and cash equivalents at end of period	23,248,546	20,215,096
	=============	=============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note to Consolidated Financial Statements

       The interim financial statements furnished under this item reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as allowed under rules and regulations of the Securities and Exchange Commission for interim period presentation.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.  Certain prior period amounts have been reclassified to conform to the current period classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.  Reference is made to the report of the registrant on Form 10-K for the year ending December 31, 2000, which report was filed with the Securities and Exchange Commission on or about March 30, 2000.  This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant.  The words "anticipate," "could," and "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant.  Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the registrant's market area, adverse changes in interest rates, inadequate allowance for loan loss, significant downturns in the businesses of one or more large customers, changes in the legislative or regulatory environment and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

     (a) Results of Operations

       Net income of the registrant was $1,035,096 for the first three months of 2001.  This amounted to an increase of $7,567, or 0.7 percent, compared to the first three months of 2000.  Net interest income after provision for credit losses was $3,126,357 for the first quarter of 2001 as compared to $3,127,748 for the first quarter of 2000.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.  Net interest income, exclusive of the provision for credit losses, of the registrant for the three-month period ending March 31, 2001 increased by $19,980, or 0.6 percent, as compared to the three-months ending March 31, 2000.  Total interest income increased $728,799, or 12.8 percent for the first three months of 2001 as compared to the same period in 2000.  The increase in total interest income was due mainly to increased interest on investment securities and loans.  However, the increase in total interest income was offset by an increase in total interest expense of $708,819, or 29.3 percent for the first three months of 2001as compared to the same period in 2000.  The increase in total interest expense was primarily caused by a $684,438 increase in time deposits.  The percentage change was greater for the total interest expense than the total interest income primarily due to the general rise in the level of interest rates that occurred in 2000.  Since the registrant is liability sensitive, this rising interest rate environment that was present throughout much of 2000, caused the average interest rate paid on deposits to increase faster than the average rate earned on loans and investments.  Also, the local market in which the registrant competes saw intense competition for deposits throughout much of 2000, which continued during the first three months of 2001, thus increasing the cost of those deposits.
       Total other income increased $138,270, or 22.8 percent for the three-month period ending March 31, 2001 as compared to the three-month period ending March 31, 2000.  The increase was primarily due to a $110,603 increase in service charges on deposit accounts for the first three months of 2001 as compared to the same period in 2000.
       Total other expenses increased $215,495, or 9.1 percent, for the three-months ending March 31, 2001 as compared to same period last year.  The rise in other expenses was largely due to increases in salaries and other operating expenses that were partially offset by a decrease in advertising and public relations expenses.  Salaries and employee benefits increased $91,523, or 7.8 percent and other operating expenses increased $116,827, or 24.1 percent for the three-months ended March 31, 2001 as compared to the same period of 2000.
       The provision for credit losses for the three-months ending March 31, 2000, increased $21,371, or 13.4 percent, over the same period in 2000.  The provision for possible credit loss is based on past loan experience and other factors which, in management's judgement, deserve current recognition in estimating possible credit losses.  Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.
       For the three-month period ending March 31, 2001, income before taxes decreased $55,761, or 3.7 percent, as compared to the three-months ending March 31, 2000.  Applicable income taxes decreased $63,328, or 12.1 percent for the three-month period ending March 31, 2001 as compared to the same period in 2000.
       On a per share basis, net income was $0.67 per share based on 1,538,364 shares for the first three months of 2001 as compared to $0.65 per share on 1,577,830 shares for the first three months of 2000.  On a fully diluted basis net income per share was $0.66 for the first three months of 2001 as compared to $0.65 for the first three months of 2000.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

(b) Financial Condition

       The registrant's total assets increased 4.3 percent to $316,576,437 during the three-months ending March 31, 2001, from $303,439,816 at December 31, 2000.  Loans and leases, net of allowance for credit losses, totaled $180,446,740 at March 31, 2001, a 0.7 percent increase compared to $179,200,769 at December 31, 2000.  Investment securities increased $2,072,111, or 2.2 percent, to $97,697,592 at March 31, 2001, from $95,625,481 at December 31, 2000.  The unrealized gain on securities, net of tax, was $1,565,403 at March 31, 2001 as compared to $715,004 at December 31, 2000.  The increase in unrealized gains on securities occurred as a result of the decline in the general level of interest rates in the first three months of 2001.  Federal funds sold increased $7,825,000, or 184.3 percent to $12,070,000 at March 31, 2001, from $4,245,000 at December 31, 2000.
       Total liabilities increased by 4.5% to $278,463,417 for the three-months ending March 31, 2001, compared to $266,480,638 at December 31, 2000.  This increase was primarily composed of a $12,122,486 or 4.6 percent increase in interest bearing deposits.  Non-performing assets increased 15.1 percent to approximately $1,820,300 for the three months ending March 31, 2001 compared to approximately $1,581,600 at December 31, 2000.  Non-performing assets at March 31, 2001 included approximately $217,400 in other real estate owned, approximately $1,581,600 in non-accrual loans, and approximately $21,300 in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at March 31, 2001.  At December 31, 2000, the corresponding figures were approximately $237,400 in other real estate owned, approximately $1,022,300 in non-accrual loans, approximately $215,600 in loans past due ninety days or more, and no loans restructured.
       Net charge-offs for the first quarter of 2001 was approximately $139,000 for an annualized net charge-off ratio of .31 percent.  This compares to net charge-offs of approximately $129,000 for the first quarter of 2000 for an annualized net charge-off ratio of .29 percent.
       The registrant has computed allowances for credit losses which management believes to be sufficient.  The allowance for credit losses has increased $96,042 since December 31, 2000.  The total allowance for credit losses was $2,774,567 as of March 31, 2001.  The allowance for credit losses was 170.2 percent of non-performing assets as of March 31, 2001 and 181.6 percent of non-performing assets as of December 31, 2000.  Management believes that the reserve for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $9,006,383 between December 31, 2000 and of March 31, 2001.  This increase was a result of deposits increasing faster than loans.  As interest rates began to fall during the first quarter of 2001, management did not fully invest all excess deposits in investment securities, but held more cash in federal funds sold in expectation of increased loan demand.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $9,400,142 at March 31, 2001, representing 9.6 percent of the registrant's investment portfolio as compared to 11.3 percent one year earlier.  These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.   Management classifies the entire investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold.  As mentioned previously, federal funds sold increased by 184.3 percent for the three months ended March 31, 2001, thus increasing the registrant's liquidity.
       The registrant does not anticipate that there will be any unusual demands, commitments, or events that could adversely impact the liquidity of the registrant.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items.  Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios at March 31, 2001 and December 31, 2000.

	March 31, 2001	December 31, 2000

	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$ 36,548	$ 36,244
Risk-weighted assets	$ 220,491	$ 220,338
Tier I capital to risk-weighted assets	16.58%	16.45%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$ 39,304	$ 38,923
Risk-weighted assets	$ 220,491	$ 220,338
Total capital to risk-weighted assets	17.83%	17.67%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Assets (Leverage Ratio)
Tier I capital	$ 36,548	$ 36,244
Total assets	$ 315,752	$ 303,470
Tier I capital to total assets	11.57%	11.94%
Regulatory requirement	3.00%	3.00%

PART I - FINANCIAL INFORMATION
____________________________________________

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
       Interest rate risk management focuses on the earnings risk associated with changing interest rates.  Management seeks to maintain profitability in both immediate and long-term earnings through funds management and interest rate risk management.  The registrant's rate sensitive position has an important impact on earnings.  Management of the registrant meets regularly to analyze the rate sensitivity position, focusing on the spread between the cost of funds and interest yields generated primarily through loans and investments.
       There have been no material changes in reported market risks during the three months ended March 31, 2001.

PART II - OTHER INFORMATION
____________________________________________

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

PART II - OTHER INFORMATION
____________________________________________

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 11 Statement of Computation of Per Share Earnings

     (b) No current reports on Form 8-K have been filed during the first quarter of 2001.

SIGNATURES
____________________________________________

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                  FIRST PULASKI NATIONAL CORPORATION

Date: May 15, 2001                                                  /s/ James T. Cox
         _____________                                             _________________________________________
                                                                                 James T. Cox, President and Chief Executive Officer

Date: May 15, 2001                                                  /s/ Harold Bass
         _____________                                             _______________________ __________________
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

INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
____________________________________________________________________

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
   ________________________________________________________

(11) Statement regarding computation of per share earnings

EXHIBIT 11

COMPUTATION OF PER SHARE EARNINGS OF
__________________________________________

FIRST PULASKI NATIONAL CORPORATION
_________________________________________

       Computation of per share earnings relative to the common capital stock of First Pulaski National Corporation is calculated by dividing the net income of the registrant by the weighted average of the then outstanding shares of common capital stock ($1.00 par value) during the quarter.
       For the quarter ended March 31, 2001, 1,538,364 shares were used in the computation; 1,577,830 shares were used in the computation for the quarter ended March 31, 2000.