Form 10-Q
period 2001-06-30
FIRST PULASKI NATIONAL CORP
filed 2001-08-14
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended           June 30, 2001

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

Common Stock, $1.00 par value -- 1,542,650 Shares Outstanding as of July 31, 2001.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2001	2000

Cash and due from banks	$ 9,633,894	$ 9,997,163
Federal funds sold	13,995,000	4,245,000

Cash and cash equivalents	23,628,894	14,242,163

Securities available for sale	104,572,060	95,625,481
Securities held to maturity	102,398	0

Total investment securities	104,674,458	95,625,481

Loans net of unearned income	183,069,436	181,879,294
Allowance for credit losses	(2,732,185)	(2,678,525)

Total net loans	180,337,251	179,200,769

Bank premises & equipment	8,977,832	7,975,679
Accrued interest receivable	4,393,449	4,035,038
Prepayments & other assets	2,759,838	2,123,252
Other real estate	176,833	237,434

TOTAL ASSETS	$ 324,948,555	$ 303,439,816
	=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$ 38,586,759	$ 40,580,118
Interest bearing balances	242,697,962	220,501,518

Total deposits	281,284,721	261,081,636

Other borrowed funds	1,558,647	1,658,505
Accrued taxes	36,058	354,528
Accrued interest on deposits	2,416,880	2,733,542
Accrued profit sharing expense	115,957	129,571
Other liabilities	1,020,832	522,856

TOTAL LIABILITIES	286,433,095	266,480,638

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,533,178 and 1,535,398 shares issued and outstanding	1,533,178	1,535,398
Capital surplus	4,340,190	4,528,510
Retained earnings	30,935,366	30,180,266
Accumulated other comprehensive income, net	1,706,726	715,004

TOTAL STOCKHOLDER'S EQUITY	38,515,460	36,959,178

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 324,948,555	$ 303,439,816
	=============	=============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

INTEREST INCOME:
Loans, including fees	$4,693,063	$4,435,046	$9,454,806	$8,875,730
Investment securities	1,558,904	1,306,611	3,121,834	2,466,830
Federal funds sold	132,506	115,952	241,728	220,145

Total interest income	6,384,473	5,857,609	12,818,368	11,562,705

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	103,708	102,433	207,659	209,954
Savings & MMDAs	248,491	182,359	464,812	367,725
Time	2,701,776	2,330,590	5,481,968	4,426,344
Borrowed funds	26,615	29,049	53,394	58,832

Total interest expense	3,080,590	2,644,431	6,207,833	5,062,855

NET INTEREST INCOME	3,303,883	3,213,178	6,610,535	6,499,850

Provision for loan losses	226,171	20,565	406,466	179,489

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,077,712	3,192,613	6,204,069	6,320,361

OTHER INCOME:
Service charges on deposit accounts	618,334	580,198	1,206,784	1,058,045
Other service charges and fees	77,440	88,419	151,213	182,131
Security gains(losses)	13,508	4,502	44,456	(16,641)
Other	(5,308)	37,318	47,726	95,837

Total other income	703,974	710,437	1,450,179	1,319,372

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

OTHER EXPENSES:
Salaries and employee benefits	1,254,070	1,233,813	2,508,003	2,396,223
Occupancy expense, net	241,974	267,694	486,781	504,061
Furniture and equipment expense	180,703	169,914	364,466	327,072
Advertising and public relations	136,402	140,559	230,286	262,343
Other operating expenses	502,379	723,046	1,104,641	1,208,481

Total other expenses	2,315,528	2,535,026	4,694,177	4,698,180

Income before taxes	1,466,158	1,368,024	2,960,071	2,941,553
Applicable income taxes	488,698	399,666	947,515	945,666

NET INCOME	$977,460	$968,358	$2,012,556	$1,995,887
	==========	==========	==========	==========

Earnings per common share:
Basic	$ 0.64	$ 0.63	$ 1.31	$ 1.28
Diluted	$ 0.63	$ 0.62	$ 1.30	$ 1.27

Dividends per common share	$ 0.41	$ 0.41	$ 0.82	$ 0.82

Number of average shares for
period - basic	1,532,750	1,546,579	1,534,749	1,562,205
- diluted	1,542,750	1,553,084	1,541,134	1,568,380

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
 ____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2001

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Total
	Stock	Surplus	Earnings	Income

Balance, Dec. 31, 2000	$ 1,535,398	$ 4,528,510	$ 30,180,266	$ 715,004	$ 36,959,178

Comprehensive income:
Net Income			2,012,556

Change in unrealized
gains (losses) on AFS
securities, net of tax				1,021,063

Less reclassification
adjustment, net of
deferred income tax
benefit of $15,115				(29,341)

Comprehensive income					3,004,278

Cash Dividends
($.41 per share)			(1,257,456)		(1,257,456)

Common stock issued	4,440	138,020			142,460

Common stock repurchased	(6,660)	(326,340)			(333,000)

Balance, June 30, 2001	$ 1,533,178	$ 4,340,190	$ 30,935,366	$ 1,706,726	$ 38,515,460
	==========	==========	==========	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For six months ended June 30,
	2001	2000

Cash flows from operating activities
Net income	$ 2,012,556	$ 1,995,887
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	406,467	172,536
Depreciation of premises and equipment	375,718	387,472
Amortization and accretion of investment securities, net	(75,978)	56,059
Deferred income tax expense	8,314	62,761
Gain on sale of other assets	6,687	(25,883)
Security (gains) losses, net	(44,456)	16,641
Loans originated for sale	(2,874,380)	(2,742,015)
Proceeds from sale of loans	2,644,383	3,020,815
(Increase) in interest receivable	(358,411)	(171,148)
(Increase) in prepayments/other assets	(861,802)	(104,205)
Increase (decrease) in accrued interest payable	(316,662)	423,824
Increase in accrued taxes	(318,470)	18,004
Increase in other liablilities	187,858	270,729

Net cash from operating activities	791,824	3,381,477

Cash flows from investing activities:
Proceeds from maturity of investment securities	16,915,135	3,859,590
Proceeds from sale of investment securities	6,094,281	5,187,374
Purchase of investment securities	(30,432,830)	(21,641,405)
Net (increase) decrease in loans	(1,350,975)	(629,935)
Capital expenditures	(1,377,871)	(564,666)
Proceeds from sale of other assets	91,937	151,419

Net cash used by investing activities	(10,060,323)	(13,637,623)

Cash flows from financing activities:
Net increase in deposits	20,203,084	8,522,141
Cash dividends paid	(1,257,456)	(1,279,583)
Proceeds from issuance of common stock	142,460	170,100
Payments to repurchase shares	(333,000)	(2,345,595)
Borrowings repaid	(99,858)	(93,802)

Net cash from financing activities	18,655,230	4,973,261

Net increase (decrease) in cash and cash equivalents	9,386,731	(5,282,885)
Cash and cash equivalents at beginning of period	14,242,163	18,843,418

Cash and cash equivalents at end of period	23,628,894	13,560,533
	=============	=============
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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2000, which report was filed with the Securities and Exchange Commission on or about March 30, 2000. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," and "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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

     (a) Results of Operations

       Net income of the registrant was $2,012,556 for the first six months of 2001. This amounted to an increase of $16,669, or 0.8 percent, compared to the first six months of 2000.  For the three-month period ended June 30, 2001, net income increased $9,102, or 0.9 percent, as compared to the three-months ended June 30, 2000.  Net interest income increased approximately $111,000 and total other income increased approximately $131,000 during the first six months of 2001 as compared to the first six months of 2000.  However, these increases were largely offset by an approximately $227,000 increase in the provision for loan losses.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net interest income increased approximately $91,000 during the second quarter of 2001 as compared to the second quarter of 2000.  Also, other expenses decreased approximately $219,000 for the three months ended June 30, 2000 as compared to the same three-month period of 2000.  However, this reduction was largely offset by an increase of approximately $206,000 in the provision for loan loss and by a increase of approximately $89,000 in applicable income taxes for the second quarter of 2001 as compared to the second quarter of 2000.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.  Net interest income, exclusive of the provision for credit losses, of the registrant for the six-month period ending June 30, 2001 increased by $110,685, or 1.7 percent, as compared to the six-months ending June 30, 2000.  Total interest income increased $1,255,663, or 10.9 percent for the first six months of 2001 as compared to the same period in 2000.  The increase in total interest income was due mainly to increased interest on investment securities and loans.  However, the increase in total interest income was offset by an increase in total interest expense of $1,144,978, or 22.6 percent for the first six months of 2001 as compared to the same period in 2000.  The increase in total interest expense was primarily caused by a $1,055,624 increase in interest paid on time deposits.
       For the three-month period ended June 30, 2001, net interest income, exclusive of the provision for loan losses, increased $90,705, or 2.8 percent, as compared to the three-months ended June 30, 2000.  Interest income for the three-month period ended June 30, 2001, increased $526,864, or 9.0 percent, as compared to the same period of 2000.  The increased second quarter interest income for 2001 was largely due to a $258,017 increase in interest and fees on loans and a $252,293 increase in interest earned on investment securities.  However, the increased interest income was offset by increased interest expense.  Total interest expense increased $436,159, or 16.5% for the three-months ended June 30, 2001 as compared to the three months-ended June 30, 2001 primarily due to an increase of $371,186 in interest expense on time deposits.
       Total other income increased $130,807, or 9.9 percent for the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000.  The increase was primarily due to a $148,739 increase in service charges on deposit accounts for the first six months of 2001 as compared to the same period in 2000.
       For the three-month period ended June 30, 2001, total other income decreased $6,463, or 0.9 percent as compared to the three-month period ended June 30, 2000.  This decrease in other income for the three-month period ended June 30, 2001 was primarily due to a $42,626 decrease in other income that was offset by an increase of $38,136 in service charges on deposit accounts as compared to the three-month period ended June 30, 2000.
       Total other expenses decreased $4,003, or 0.1 percent, for the six-months ended June 30, 2001 as compared to same period last year.  For the six-month period ended June 30, 2001 salaries and employee benefits increased $111,780 as compared to the same period of 2000.  However, this rise in salaries and employees benefits was offset by a decrease of $103,840 in other operating expenses for the first six months of 2001 as compared to the first six months of 2000.
       For the three-month period ended June 30, 2001, total other expenses decreased $219,498 as compared to the three-month period ended June 30, 2000.  The decrease in other expenses was largely due to a decrease in other operating expenses of $220,667 for the three-months ended June 30, 2001 as compared to the same period of 2000.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The provision for credit losses for the six-months ended June 30, 2001, increased $226,977, or 126.5 percent, over the same period in 2000.  For the three-month period ended June 30, 2001, the increase in provision for credit losses was $205,606 or 999.8 percent over the same period of 2000.  The increase in the provision for possible credit losses for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, was primarily a result of a deterioration in the local economy of the Company's primary market area and the resulting impact on loans made by the Company's wholly owned, finance company subsidiary, Heritage Financial of the Tennessee Valley, Inc.("Heritage Financial"), which the Company is currently in the process of dissolving.  In connection with the dissolution of Heritage Financial, First National Bank of Pulaski, the Company's wholly owned bank subsidiary, purchased all of Heritage Financial's loans during the second quarter of 2001.
     The provision for possible credit losses is based on past loan experience and other factors which, in management's judgement, deserve current recognition in estimating possible credit losses.  Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.
       For the six-month period ended June 30, 2001, the income before taxes increased $18,518, or 0.6 percent, as compared to the six-month period ended June 30, 2001.  Applicable income taxes increased $1,849, or 0.2 percent for the six-months ended June 30, 2001 as compared to the six-months ended June 30, 2000.
       For the three-month period ending June 30, 2001, income before taxes increased $98,134, or 7.2 percent, as compared to the three-months ended June 30, 2000.  Applicable income taxes increased $89,032, or 22.3 percent for the three-month period ending June 30, 2001 as compared to the same period in 2000.
       On a weighted average per share basis, net income was $1.31 per share based on 1,534,749 shares for the first six months of 2001 as compared to $1.28 per share on 1,562,205 shares for the first six months of 2000.  On a fully diluted basis, net income per share was $1.30 for the first six months of 2001 on 1,543,134 shares as compared to $1.27 on 1,568,380 for the first six months of 2000.

(b) Financial Condition

       The registrant's total assets increased 7.1 percent to $324,957,840 during the six-months ended June 30, 2001, from $303,439,816 at December 31, 2000.  Loans and leases, net of allowance for credit losses, totaled $180,337,251 at June 30, 2001, a 0.6 percent increase compared to $179,200,769 at December 31, 2000.  Investment securities increased $9,048,977, or 9.5 percent, to $104,674,458 at June 30, 2001, from $95,625,481 at December 31, 2000.  The unrealized gain on securities, net of tax, was $1,706,726 at June 30, 2001 as compared to $715,004 at December 31, 2000.  The increase in unrealized gains on securities occurred as a result of the decline in the general level of interest rates in the first six months of 2001.  Federal funds sold increased $9,750,000, or 229.7 percent to $13,995,000 at June 30, 2001, from $4,245,000 at December 31, 2000.  The increase in federal funds sold was the result of deposits growing more quickly than loans. Management decided to hold more funds in short-term overnight investments to fund possible loan growth in the near future.
       Total liabilities increased by 7.5% to $286,442,380 for the three-months ended June 30, 2001, compared to $266,480,638 at December 31, 2000.  This increase was primarily due to a $22,196,444 or 10.1 percent increase in interest bearing deposits.  Non-performing assets increased 18.9 percent to approximately

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$1,753,800 for the six-months ended June 30, 2001 compared to approximately $1,475,300 at December 31, 2000.  Non-performing assets at June 30, 2001 included approximately $176,800 in other real estate owned, approximately $1,538,300 in non-accrual loans, and approximately $38,700 in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at June 30, 2001.  At December 31, 2000, the corresponding figures were approximately $237,400 in other real estate owned, approximately $1,022,300 in non-accrual loans, approximately $215,600 in loans past due ninety days or more, and no loans restructured.
       Net charge-offs for the six-months ended June 30, 2001 were approximately $353,000 for a net charge-off ratio of .20 percent.  This compares to net charge-offs of approximately $257,000 for the six-months ended June 30, 2000 for a net charge-off ratio of .14 percent.
       The registrant has computed allowances for credit losses which management believes to be sufficient.  The allowance for credit losses has increased $53,660 since December 31, 2000.  The total allowance for credit losses was $2,732,185 as of June 30, 2001.  The allowance for credit losses was 155.8 percent of non-performing assets as of June 30, 2001 and 181.6 percent of non-performing assets as of December 31,2000.  Management believes that the allowance for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $9,386,731 between December 31, 2000 and June 30, 2001.  This increase was a result of deposits increasing faster than loans and management's decision to not fully invest all excess deposits in investment securities during the falling interest rate environment that began in the six months of 2001.
      Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $8,757,950 at June 30, 2001, representing 8.4 percent of the registrant's investment portfolio as compared to 11.3 percent one year earlier.  These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.  Management classifies almost all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold.  As mentioned previously, federal funds sold increased by 229.7 percent for the six months ended June 30, 2001, thus increasing the registrant's liquidity.  The registrant does not anticipate that there will be any unusual demands, commitments, or events that could adversely impact the liquidity of the registrant.

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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent.  The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios at June 30, 2001 and December 31, 2000.

	June 30, 2001	December 31, 2000
	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$ 36,808	$ 36,244
Risk-weighted assets	$ 224,744	$ 220,338
Tier I capital to risk-weighted assets	16.38%	16.45%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$ 39,540	$ 38,923
Risk-weighted assets	$ 224,744	$ 220,338
Total capital to risk-weighted assets	17.59%	17.67%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Assets (Leverage Ratio)
Tier I capital	$ 36,808	$ 36,244
Total assets	$ 324,958	$ 303,470
Tier I capital to total assets	11.33%	11.94%
Regulatory requirement	3.00%	3.00%

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

(e)  Business Combinations

       On June 12, 2001, the Company signed a definitive agreement to acquire all of the outstanding common stock of Belfast Holding Company, ("Belfast"), a privately owned, Tennessee bank holding company with one bank subsidiary, the Bank of Belfast, with offices in Belfast and Lewisburg, Marshall County, Tennessee. The Company expects to issue approximately 89,500 shares of its common stock to the current shareholders of Belfast as consideration for the Belfast shares.

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
       There have been no material changes in reported market risks during the six months ended June 30, 2001.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business.  Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults upon Senior Securities

     None

PART II - OTHER INFORMATION
____________________________________________

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on April 26, 2001, there were 1,040,660 shares represented.  The number of shares required for a quorum was 766,894.  Of the 1,040,660 shares voted for the election of directors, the number of shares for, against and abstaining were as follows:

	For	Against	Abstain
David E. Bagley	989,838	46,072	4,750
Johnny Bevill	989,743	46,167	4,750
James K. Blackburn, IV	1,035,710	200	4,750
Wade Boggs	989,838	46,072	4,750
James H. Butler	989,638	46,272	4,750
James T. Cox	1,035,145	765	4,750
Parmenas Cox	1,035,910	0	4,750
Gregory G. Dugger	989,638	46,272	4,750
Charles D. Haney	988,138	47,772	4,750
James Rand Hayes	989,958	45,952	4,750
William A. McNairy	989,958	45,952	4,750
W. Harwell Murrey	989,638	46,272	4,750
Bill Yancey	1,035,910	0	4,750

      On the basis of these figures, the above named directors were declared duly elected.

     Also brought to a vote was the ratification of the selection of Putman and Hancock, Certified Public Accountants, as external auditors for the ensuing year.  Of the 1,040,660 shares represented, there were 1,036,850 shares voted for, 1,625 shares voted against and 2,185 shares abstaining.  On the basis of these figures, the selection of Putman and Hancock, Certified Public Accountants was declared ratified.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 14, 2001                                             /s/ James T. Cox
         _________________                                      _________________________________________
                                                                                 James T. Cox, President and Chief Executive Officer

Date:  August 14, 2001                                             /s/ Harold Bass         _________________                                       _________________________________________
                                                                                 Harold Bass, Secretary/Treasurer
                                                                                 (The registrant's Principal Financial Officer and
                                                                                 Principal Accounting Officer)