Form 10-Q
period 2001-09-30
FIRST PULASKI NATIONAL CORP
filed 2001-11-14
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the quarterly period ended           September 30, 2001

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

Common Stock, $1.00 par value -- 1,544,000 Shares Outstanding as of October 31, 2001.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2001	2000

Cash and due from banks	$ 12,917,016	$ 9,997,163
Federal funds sold	17,025,000	4,245,000

Cash and cash equivalents	29,942,016	14,242,163

Securities available for sale	100,964,345	95,625,481
Securities held to maturity	101,531	0

Total investment securities	101,065,876	95,625,481

Loans net of unearned income	186,873,061	181,879,294
Allowance for credit losses	(2,700,677)	(2,678,525)

Total net loans	184,172,384	179,200,769

Bank premises & equipment	9,649,810	7,975,679
Accrued interest receivable	4,405,270	4,035,038
Prepayments & other assets	3,151,177	2,123,252
Other real estate	256,273	237,434

TOTAL ASSETS	$ 332,642,806	$ 303,439,816
	===============	===============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$ 38,884,915	$ 40,580,118
Interest bearing balances	248,585,903	220,501,518

Total deposits	287,470,818	261,081,636

Other borrowed funds	1,507,534	1,658,505
Accrued taxes	124,415	354,528
Accrued interest on deposits	1,912,694	2,863,113
Other liabilities	1,888,061	522,856

TOTAL LIABILITIES	292,903,522	266,480,638

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,544,000 and 1,535,398 shares issued and outstanding	1,544,000	1,535,398
Capital surplus	4,576,420	4,528,510
Retained earnings	31,385,672	30,180,266
Accumulated other comprehensive income (loss), net	2,233,192	715,004

TOTAL STOCKHOLDER'S EQUITY	39,739,284	36,959,178

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 332,642,806	$ 303,439,816
	===============	===============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

INTEREST INCOME:
Loans, including fees	$4,637,570	$4,641,376	$14,092,376	$13,517,106
Investment securities	1,605,313	1,364,889	4,727,147	3,831,719
Federal funds sold	132,536	113,030	374,264	333,175

Total interest income	6,375,419	6,119,295	19,193,787	17,682,000

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	100,550	100,479	308,209	310,433
Savings & MMDAs	266,199	179,917	731,011	547,642
Time	2,602,864	2,626,847	8,084,832	7,053,191
Borrowed funds	25,204	28,304	78,598	87,136

Total interest expense	2,994,817	2,935,547	9,202,650	7,998,402

NET INTEREST INCOME	3,380,602	3,183,748	9,991,137	9,683,598

Provision for loan losses	150,000	57,536	556,466	237,025

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,230,602	3,126,212	9,434,671	9,446,573

OTHER INCOME:
Service charges on deposit accounts	532,526	568,461	1,739,310	1,626,506
Other service charges and fees	108,255	84,456	259,468	266,587
Security gains (losses)	114,035	(31,563)	158,491	(48,204)
Other	317,403	103,855	365,129	199,692

Total other income	1,072,219	725,209	2,522,398	2,044,581

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

OTHER EXPENSES:
Salaries and employee benefits	1,311,914	1,165,281	3,819,917	3,561,504
Occupancy expense, net	260,081	262,427	746,862	766,488
Furniture and equipment expense	216,169	174,268	580,635	501,340
Advertising and public relations	118,885	118,533	349,171	380,876
Other operating expenses	793,139	431,987	1,897,780	1,640,468

Total other expenses	2,700,188	2,152,496	7,394,365	6,850,676

Income before taxes	1,602,633	1,698,925	4,562,704	4,640,478
Applicable income taxes	519,286	523,491	1,466,801	1,469,157

NET INCOME	$1,083,347	$1,175,434	$3,095,903	$3,171,321
	==========	==========	==========	==========

Earnings per common share:
Basic	$ 0.70	$ 0.76	$ 2.01	$ 2.04
Diluted	$ 0.70	$ 0.75	$ 2.00	$ 2.03

Dividends per common share	$ 0.41	$ 0.41	$ 1.23	$ 1.23

Number of average shares for
period - basic	1,543,736	1,543,538	1,536,615	1,555,937
- diluted	1,553,595	1,557,210	1,544,218	1,559,905

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2001
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Total
	Stock	Surplus	Earnings	Income

Balance, Dec. 31, 2000	$ 1,535,398	$ 4,528,510	$ 30,180,266	$ 715,004	$ 36,959,178

Comprehensive income:
Net Income			3,095,903

Change in unrealized
gains (losses) on AFS
securities, net of tax				1,622,792

Less reclassification
adjustment, net of
deferred income tax
benefit of $53,887				(104,604)

Comprehensive income					4,614,091

Cash Dividends
($.41 per share)			(1,890,497)		(1,890,497)

Common stock issued	18,874	543,738			562,612

Common stock repurchased	(10,272)	(495,828)			(506,100)

Balance, September 30, 2001	$ 1,544,000	$ 4,576,420	$ 31,385,672	$ 2,233,192	$ 39,739,284
	===========	===========	===========	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended September 30,
	2001	2000

Cash flows from operating activities
Net income	$ 3,095,903	$ 3,171,321
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	556,466	237,025
Depreciation of premises and equipment	618,072	593,745
Amortization and accretion of investment securities, net	(80,819)	73,301
Deferred income tax expense	3,687	72,586
Gain on sale of other assets	(18,237)	(17,595)
Security (gains) losses, net	(158,491)	48,204
Loans originated for sale	(5,710,280)	(4,228,893)
Proceeds from sale of loans	5,915,883	4,539,040
Increase in interest receivable	(370,232)	(598,536)
Increase in prepayments/other assets	(1,253,138)	(122,920)
Increase (decrease) in accrued interest payable	(928,031)	650,767
Increase (decrease) in accrued taxes	(340,605)	192,331
Increase in other liabilities	891,841	334,362

Net cash from operating activities	2,222,019	4,944,738

Cash flows from investing activities:
Proceeds from maturity of investment securities	22,911,192	6,720,468
Proceeds from sale of investment securities	12,990,059	7,215,404
Purchase of investment securities	(38,801,152)	(29,053,882)
Net increase decrease in loans	(5,851,148)	(2,161,033)
Capital expenditures	(2,292,203)	(913,782)
Proceeds from sale of other assets	116,861	274,059

Net cash used by investing activities	(10,926,391)	(17,918,766)

Cash flows from financing activities:
Net increase in deposits	26,389,181	11,621,858
Cash dividends paid	(1,890,497)	(1,911,175)
Proceeds from issuance of common stock	562,612	619,760
Payments to repurchase shares	(506,100)	(3,220,793)
Borrowings repaid	(150,971)	(141,815)

Net cash from financing activities	24,404,225	6,967,835

Net increase (decrease) in cash and cash equivalents	15,699,853	(6,006,193)
Cash and cash equivalents at beginning of period	14,242,163	18,843,418

Cash and cash equivalents at end of period	29,942,016	12,837,225
	============	============
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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2000, which report was filed with the Securities and Exchange Commission on or about March 30, 2001.  This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant.  The words "anticipate," "could," and "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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

     (a) Results of Operations

       Net income of the registrant was $3,095,903 for the first nine months of 2001.  This amounted to a decrease of $75,418, or 2.4 percent, compared to the first nine months of 2000.  For the three-month period ended September 30, 2001, net income decreased $92,087, or 7.8 percent to $1,083,347, as compared to the three months ended September 30, 2000.  Net interest income increased approximately $308,000 and total other income increased approximately $478,000 during the first nine months of 2001 as compared to

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  (Continued)

the first nine months of 2000.  However, these increases were largely offset by an approximately $319,000 increase in the provision for loan losses and by an approximately $544,000 increase in other expenses during the same period as described below.
       Net interest income increased approximately $197,000 during the third quarter of 2001 as compared to the third quarter of 2000.  Also, other income increased approximately $347,000 for the three-month period ending September 30, 2001 as compared to the three-month period ending September 30, 2000.  However, these increases were offset by an increase of approximately $548,000 in other expenses for the third quarter of 2001 as compared to the third quarter of 2000.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.  Net interest income, exclusive of the provision for credit losses, of the registrant for the nine-month period ending September 30, 2001 increased by $307,539, or 3.2 percent, as compared to the nine-months ended September 30, 2000.  Total interest income increased $1,511,787, or 8.5 percent for the first nine months of 2001 as compared to the same period in 2000.  The increase in total interest income was due mainly to increased interest on investment securities and loans.  However, the increase in total interest income was offset by an increase in total interest expense of $1,204,248, or 15.1 percent for the first nine months of 2001 as compared to the same period in 2000.  The increase in total interest expense was primarily caused by a $1,031,641 increase in interest paid on time deposits and a $183,369 increase in interest paid on savings and money market accounts.
       For the three-month period ended September 30, 2001, net interest income, exclusive of the provision for loan losses, increased $196,854, or 6.2 percent, as compared to the three-months ended September 30, 2000.  Interest income for the three-month period ended September 30, 2001, increased $256,124, or 4.2 percent, as compared to the same period of 2000.  The increased third quarter interest income for 2001 was largely due to a $240,424 increase in interest earned on investment securities.  However, the increased interest income was partially offset by increased interest expense.  Total interest expense increased $59,270, or 2.0% for the three-months ended September 30, 2001 as compared to the three months-ended September 30, 2000, primarily due to an increase of $86,282 in interest expense on savings and money market accounts.
       Total other income increased $477,817, or 23.4 percent for the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000.  The increase was primarily due to a $112,804 increase in service charges on deposit accounts, a $206,695 increase in investment security gains, and a $165,437 increase in other income for the first nine months of 2001 as compared to the same period in 2000.  The increase in other income was mainly due to the newly organized First Pulaski Reinsurance Company ("FPRC"). FPRC is a wholly-owned subsidiary of First National Bank of Pulaski, the registrant's wholly-owned banking subsidiary. FPRC received its insurance license during the third quarter of 2001. FPRC contributed $284,519 in other income during the third quarter of 2001, accounting for the increase in other income for the nine months ended September 30, 2001 as compared to the same period in 2000.
       For the three-month period ended September 30, 2001, total other income increased $347,010, or 47.8 percent as compared to the three-month period ended September 30, 2000.  This increase in other income for the three-month period ended September 30, 2001 was primarily due to a $213,548 increase in other income and a $145,598 increase in investment security gains as compared to the three-month period ending September 30, 2000.  Again, the increase in other income for the three months ending September 30,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  (Continued)

2001 as compared to the same period in 2000 was primarily a result of the $284,519 in other income generated by FPRC in the third quarter of 2001.
       Total other expenses increased $543,689, or 7.9 percent, for the nine months ended September 30, 2001 as compared to same period last year.  For the nine-month period ending September 30, 2001 salaries and employee benefits increased $258,413, or 7.3 percent as compared to the same period of 2000.  Also, other operating expenses increased $257,312 for the nine months ended September 30, 2001as compared to the nine months ended September 30, 2000.  Much of the increase in other operating expenses was again due to the opening of FPRC in the third quarter of 2001.  Other operating expenses of FPRC were $225,381 for the first nine months of 2001.
       For the three-month period ended September 30, 2001, total other expenses increased $547,692, or 25.4 percent, as compared to the three-month period ended September 30, 2000.  The increase in other expenses was primarily due to an increase in other operating expenses of $361,152, and an increase of $146,633 in salaries and employee benefits for the three months ended September 30, 2001 as compared to the same period of 2000.  Again, much of the increase in other operating expenses was due to other operating expenses of FPRC that amounted to $225,381 for the period ended September 30, 2001.
       The provision for credit losses for the nine months ended September 30, 2001, increased $319,441, or 134.5 percent, over the same period in 2000.  For the three-month period ended September 30, 2001, the increase in provision for credit losses was $92,464 or 160.7 percent over the same period of 2000.  The increase in the provision for possible credit losses for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, was primarily a result of a deterioration in the local economy of the Company's primary market area and the resulting impact on loans made by the Company's recently dissolved wholly owned finance company subsidiary, Heritage Financial of the Tennessee Valley, Inc.("Heritage Financial").  In connection with the dissolution of Heritage Financial in the third quarter of 2001, First National Bank of Pulaski, the Company's wholly owned bank subsidiary, purchased all of Heritage Financial's loans during the second quarter of 2001.
     The provision for possible credit losses is based on past loan experience and other factors that, in management's judgement, deserve current recognition in estimating possible credit losses.  Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.
       For the nine-month period ended September 30, 2001, the income before taxes decreased $77,774, or 1.7 percent, as compared to the nine-month period ended September 30, 2001. Applicable income taxes decreased $2,356, or 0.2 percent for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.
       For the three-month period ending September 30, 2001, income before taxes decreased $96,292, or 5.7 percent, as compared to the three months ending September 30, 2000.  Applicable income taxes decreased $4,205, or 0.8 percent for the three month period ending September 30, 2001 as compared to the same period in 2000.
       On a weighted average per share basis, net income was $2.01 per share based on 1,536,615 shares for the first nine months of 2001 as compared to $2.04 per share on 1,555,937 shares for the first nine months of 2000.  On a fully diluted, basis net income per share was $2.00 for the first nine months of 2001 on 1,544,218 shares as compared to $2.03 on 1,559,905 for the first nine months of 2000.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

(b) Financial Condition

       The registrant's total assets increased 9.6 percent to $332,642,807 during the nine months ended September 30, 2001, from $303,439,816 at December 31, 2000.  Loans and leases, net of allowance for credit losses, totaled $184,172,384 at September 30, 2001, a 2.8 percent increase compared to $179,200,769 at December 31, 2000.  Investment securities increased $5,440,395, or 5.7 percent, to $101,065,876 at September 30, 2001, from $95,625,481 at December 31, 2000.  The unrealized gain on securities, net of tax, was $2,233,192 at September 30, 2001 as compared to $715,004 at December 31, 2000.  The increase in unrealized gains on securities occurred as a result of the decline in the general level of interest rates in the first nine months of 2001.  Federal funds sold increased $12,780,000, or 301.1 percent to $17,025,000 at September 30, 2001, from $4,245,000 at December 31, 2000.  The increase in federal funds sold was the result of deposits growing more quickly than loans.  Management decided to hold more funds in short-term overnight investments to fund possible loan growth in the near future.
       Total liabilities increased by 9.9% to $292,903,523 for the nine months ended September 30, 2001, compared to $266,480,638 at December 31, 2000.  This increase was primarily due to a $28,084,385 or 12.7 percent increase in interest bearing deposits.  Non-performing assets increased 69.1 percent to approximately $2,495,400 for the nine months ended September 30, 2001 compared to approximately $1,475,300 at December 31, 2000.  Non-performing assets at September 30, 2001 included approximately $256,300 in other real estate owned, approximately $1,366,200 in non-accrual loans, and approximately $872,900 in loans past due ninety days or more as to interest or principal payment.  Additionally, there were no restructured loans at September 30, 2001.  At December 31, 2000, the corresponding figures were approximately $237,400 in other real estate owned, approximately $1,022,300 in non-accrual loans, approximately $215,600 in loans past due ninety days or more, and no loans restructured.  The increase in non-performing assets was primarily due to the weakening of the local economy in the Company's market area.
       Net charge-offs for the nine months ending September 30, 2001 were approximately $535,000 for a net charge-off ratio of .29 percent.  This compares to net charge-offs of approximately $319,000 for the nine months ending September 30, 2000 for a net charge-off ratio of .18 percent.
       The registrant has computed allowances for credit losses which management believes to be sufficient.  The allowance for credit losses has increased $22,152 since December 31, 2000.  The total allowance for credit losses was $2,700,677 as of September 30, 2001. The allowance for credit losses was 108.2 percent of non-performing assets as of September 30, 2001 and 181.6 percent of non-performing assets as of December 31, 2000.  Management believes that the allowance for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $15,699,834 between

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

December 31, 2000 and September 30, 2001.  This increase was the result of deposits increasing faster than loans.
      Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $10,390,473 at September 30, 2001, representing 10.3 percent of the registrant's investment portfolio as compared to 10.7 percent one year earlier.  These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.  Management classifies substantially all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold.  As mentioned previously, federal funds sold increased by 301.1 percent for the nine months ending September 30, 2001, thus increasing the registrant's liquidity.
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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00 percent. The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios at September 30, 2001 and December 31, 2000.
	September 30, 2001	December 31, 2000
	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$ 37,506	$ 36,244
Risk-weighted assets	232,782	220,338
Tier I capital to risk-weighted assets	16.11%	16.45%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$ 40,207	$ 38,923
Risk-weighted assets	232,782	220,338
Total capital to risk-weighted assets	17.27%	17.67%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Assets (Leverage Ratio)
Tier I capital	$ 37,506	$ 36,244
Total assets	332,643	303,470
Tier I capital to total assets	11.28%	11.94%
Regulatory requirement	3.00%	3.00%

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

(e) Business Combinations

       On June 12, 2001, the Company signed a definitive agreement to acquire all of the outstanding common stock of Belfast Holding Company, ("Belfast"), a privately owned, Tennessee bank holding company with one bank subsidiary, the Bank of Belfast, with offices in Belfast and Lewisburg, Marshall County, Tennessee.  On October 17, 2001, the Company consummated its acquisition of Belfast Holding Company pursuant to which Belfast Holding Company merged with and into the Company with the Company surviving the merger.  In connection with the merger, the Company will issue up to 89,500 shares of its common stock.

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
       There have been no material changes in reported market risks during the nine months ending September 30, 2001.

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

     (b)  No current reports on Form 8-K have been filed during the third quarter of 2001.

SIGNATURES
____________________________________________

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 14, 2001                                       /s/James T. Cox
          ________________                                       _________________________________________
                                                                                 James T. Cox, President and Chief Executive Officer

Date:  November 14, 2001                                        /s/Harold Bass           _________________                                     _________________________________________
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

INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
____________________________________________________________________

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
________________________________________________________

(11) Statement regarding computation of per share earnings