Form 10-K
period 2001-12-31
FIRST PULASKI NATIONAL CORP
filed 2002-04-01
CIK 354706

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.

Commission File Number 0-1097

FIRST PULASKI NATIONAL CORPORATION

State of incorporation: Tennessee                              IRS Employer ID No.: 62-1110294

206 South First Street, Pulaski, Tennessee 38478
Registrant's telephone number: 931-363-2585

Securities registered under Section 12(b) of the Exchange Act:          None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock Par Value $1.00 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ]

The aggregate market value (computed on the basis of the most recent trades of which the Registrant was aware) of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of February 28, 2002 was $80,788,450.  The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims.

Shares of Common Stock outstanding on February 28, 2002 were 1,615,769.

Documents Incorporated by Reference:
Part III.  Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 25, 2002 are incorporated by reference into Items 10, 11, 12 and 13.

PART I

ITEM 1: BUSINESS

First Pulaski National Corporation, (the "Corporation") is a financial corporation engaged in general commercial and retail banking business through its subsidiary banks, First National Bank of Pulaski ("First National") and the Bank of Belfast ("Belfast"). On June 12, 2001, the Corporation signed a definitive agreement to acquire all of the outstanding common stock of Belfast Holding Company, a privately owned, Tennessee bank holding company with one bank subsidiary, the Bank of Belfast, with offices in Belfast and Lewisburg, Marshall County, Tennessee.  On October 17, 2001, the Corporation consummated its acquisition of Belfast Holding Company pursuant to which Belfast Holding Company merged with and into the Corporation with the Corporation surviving the merger.  The Corporation has received approval from the Office of the Comptroller of the Currency to merge Belfast into First National and expects to consummate the merger in the second quarter.

The Corporation also has engaged in consumer finance through one nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc. ("Heritage Financial"), which was opened on November 24, 1997.  Heritage Financial ceased operations during the second quarter of 2001.  The Corporation expects to dissolve and liquidate Heritage Financial in the second quarter of 2002. During the third quarter of 2001, First National's wholly-owned subsidiary, First Pulaski Reinsurance Company ("FPRC") received it insurance license.  FPRC is engaged in the business of reinsuring credit insurance written by the Corporation's subsidiaries.

The Corporation was organized under the laws of the State of Tennessee in 1981 and its only significant assets are the common stock of the First National, headquartered in Pulaski, Tennessee and Belfast, headquartered in Belfast, Tennessee.

All of the common stock of First National and Belfast is owned by the Corporation.  At December 31, 2001, the Corporation and its subsidiaries had combined total assets of $363,631,787.

At December 31, 2001, the Corporation had long-term indebtedness of approximately $1.5 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati.  Note G to the Corporation's Consolidated Financial Statements, includes a detailed analysis of this debt.  The Corporation derives its primary source of funds from deposits acquired through its subsidiary banks.  First National is the largest financial institution in Giles County, Tennessee, measured by county deposits.  It has established two branches in Lincoln County, Tennessee, where it is the second largest financial institution, measured by county deposits.  Belfast is the fifth largest financial institution in Marshall County, Tennessee, measured by county deposits.

As of February 28, 2002 the First National Bank of Pulaski had 150 employees, 21 of whom were part-time.  The Bank of Belfast had 18 employees, 9 of whom were part-time.  The Corporation has no employees other than those employed by First National and Belfast.

FIRST PULASKI NATIONAL CORPORATION

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System ("FRB").  The Corporation is subject to examination by the FRB and is restricted in its acquisitions.

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

The Corporation, through its subsidiaries, offers a diversified range of financial services to its customers.  These include activities related to general banking business with complete services in the commercial, corporate and retail banking field.

FIRST NATIONAL BANK OF PULASKI

First National is subject to the supervision of and regular examination by the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").  The OCC has broad supervisory authority over national banks and conducts regular periodic examinations of First National.  First National is also subject to provisions of the Federal Reserve Act which limits loans or extensions of credit to, and investments in the stock of, the Corporation, as well as the amount of loans or advances that may be made to third parties secured by the securities or obligations of the Corporation and its subsidiaries.  The Securities Exchange Act of 1934 imposes regulatory requirements on various securities activities conducted by banks. First National is registered with the Securities Exchange Commission as a transfer agent for First Pulaski National Corporation's stock and must comply with various recordkeeping and reporting requirements.

First National offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes.  First National does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of First National.  Furthermore, no concentration of loans exists within a single industry or group of related industries.

BANK OF BELFAST

Belfast is subject to the supervision of and regular examination by the FDIC and the Tennessee Department of Financial Institutions. The FDIC and the Tennessee Department of Financial Institutions have broad supervisory authority over state-chartered banks and both conduct regular periodic examinations of Belfast. Belfast is also subject to provisions of the Federal Reserve Act which limits loans or extensions of credit to, and investments in the stock of, the Corporation, as well as the amount of loans or advances that may be made to third parties secured by the securities or obligations of the Corporation and its subsidiaries.

Belfast offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes.  Belfast does not have a concentration of deposits obtained from a single person or entity or a small group of persons or entities, the loss of which would have a material adverse effect on the business of Belfast.  Furthermore, no concentration of loans exists within a single industry or group of related industries.

COMPETITION

The Corporation's subsidiaries operate principally in three market areas, Giles County, Tennessee, Lincoln County, Tennessee and Marshall County, Tennessee.  The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County.  First National Bank of Pulaski competes in Giles County with five (5) commercial banking organizations. Two (2) of the five (5) commercial banking competitors are small community banking organizations.  The other three (3) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies.  From June 30, 1999 to June 30, 2001, total deposits for all commercial banks in the Giles County market have increased 11.7% from $437.7 million to $489.1 million.  First National has five (5) offices in Giles County and approximately 66% of its deposits are located there.  As of June 30, 2001, First National had the largest market share of banks in Giles County with a 39.1% share of the bank deposits, over twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee.  Pulaski is the largest city in Giles County.  As of June 30, 2000, Giles County had an estimated population of 29,447, and a median household income of $31,855.

Lincoln County.  First National Bank of Pulaski competes in Lincoln County with five (5) commercial banking organizations.  All five (5) of the commercial banking competitors are owned by regional or national multi-bank holding companies.  From June 30, 1999 to June 30, 2001, total deposits for all commercial banks in Lincoln County have increased 5.2% from $355.3 million to $374.0 million.  First National has two (2) branch offices located in this market, and approximately 34% of its deposits are located there.  As of June 30, 2001, First National had a 24.6% share of the Lincoln County bank deposit market, the second largest market share in the county after Regions Bank.

Lincoln County is also located in southern Middle Tennessee approximately 80 miles from Nashville, Tennessee.  The largest city in Lincoln County is Fayetteville.  As of June 30, 2000, Lincoln County had an estimated population of 31,340, and a median household income of $30,178.

Marshall County.  The Bank of Belfast competes in Marshall County with four (4) commercial banking organizations.  Three (3) of the four (4) commercial banking competitors are small community banking organizations.  The other commercial banking competitor is owned by a national bank holding company.  From June 30, 1999 to June 30, 2001, total deposits for all commercial banks in the Marshall County market have increased 5.8% from $340.7 million to $360.6 million.  Belfast has two (2) offices in Marshall County and all of its of its deposits are located there.  As of June 30, 2001, Belfast had the fifth largest market share of banks in Marshall County with a 5.3% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County.  As of June 30, 2000, Marshall County had an estimated population of 26,767, and a median household income of $33,399.

Both First National and Belfast have substantial competition in attracting and retaining deposits and in lending funds.  The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and availability of convenient office locations.  Direct competition for deposits comes from other commercial banks (as well as from credit unions and saving institutions in neighboring counties).  Additional significant competition for savings deposits may come from other investment alternatives, such as money market mutual funds and corporate and government securities.  The primary factors in competing for loans are the range and quality of the lending services offered, interest rates and loan origination fees.  Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies.  The Corporation believes that its strategy in relationship banking and local autonomy in the communities it serves allows flexibility in rates and products offered in response to local needs. The Corporation believes this is its most effective method of competing with both the larger regional bank holding companies and the smaller community banks.

ITEM 2: PROPERTIES

The Corporation, First National, and FPRC are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County.  The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years.  The most recent expansion at this facility was completed in early 1995.  An expansion and renovation of the First National's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996.  The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that was completed in 1985.  Other banking facilities operated by First National include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee.  The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993.  The Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility that the Bank enlarged and renovated.  Growth in the Fayetteville operation led to the decision to build a significantly larger building.  First National moved from the leased facility in December 2001 to a new facility that it owns located on West College Street in Fayetteville, Tennessee.  The Lincoln County branch in Park City, approximately seven miles south of Fayetteville was opened in the spring of 1993.  Rapid growth in the Park City operation led to a decision to build a significantly larger building .  Construction began in mid-1996 and was completed in the summer of 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of mortgage lending.  The Bank of Belfast is headquartered at 1600 Fishing Ford Road, Belfast, Tennessee, in Marshall County.  The banking facility housing the Belfast headquarters was completed in 1980. Belfast also leases a facility in Lewisburg, Tennessee.  Additional properties for parking, storage and expansion in the various locations are leased through the year 2015.  Rental expenses for these properties during the year 2001 amounted to $71,167.

ITEM 3: LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business.  Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals.  As such price quotations are not available on NASDAQ or any other quotation service, the Corporation's Board of Directors has historically determined the "fair market value" of the Corporation's common stock for purposes of the Corporation's stock option plans, employee stock purchase plans, and employee stock ownership plans, based upon a valuation provided by an independent third party appraisal firm.  The most recent valuation (which was dated September 30, 2001) indicated a "fair market value" of $31.00 per share.  The following trading prices for 2001 and 2000 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

                                                                                                                     Trading                             Dividends
                                                                                                                       Prices                                    Paid

                                     1st Quarter, 2001                               $33.00 - $50.00                           $0.41
                                     2nd Quarter, 2001                             $27.60 - $50.00                           $0.41
                                     3rd Quarter, 2001                              $28.00 - $50.00                           $0.41
                                     4th Quarter, 2001                               $48.00 - $50.00                           $0.42

                                               ANNUAL DIVIDEND, 2001....................................                              $1.65

                                               1st Quarter, 2000                               $25.60 - $52.50                            $0.41
                                     2nd Quarter, 2000                            $49.00 - $55.00                            $0.41
                                     3rd Quarter, 2000                             $30.00 - $51.49                            $0.41
                                     4th Quarter, 2000                              $34.60 - $50.00                            $0.42

                                               ANNUAL DIVIDEND, 2000....................................                               $1.65

There are approximately 1,470 shareholders of record of the Corporation's common stock as of February 28, 2002.

The Corporation reviews its dividend policy at least annually.  The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of its subsidiary banks.  The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies, and by Tennessee laws relating to the payment of dividends by Tennessee corporations.  Because substantially all operations are conducted through its subsidiaries, the Corporation's ability to pay dividends also depends on the ability of the subsidiaries to pay dividends to the Corporation.  The ability of the Corporation's bank subsidiaries to pay cash dividends is restricted by applicable regulations of the OCC and the FDIC.

ITEM 6: SELECTED FINANCIAL DATA

Basic earnings per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 1,632,054 shares for 2001, 1,639,602 shares for 2000, 1,666,429 shares for 1999, 1,648,237 shares for 1998, and 1,627,990 shares for 1997, after giving retroactive effect of the merger of the Corporation and Belfast Holding Company in 2001.  Note O to the Consolidated Financial Statements which follows shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share.

	For Year Ended December 31,
	2001	2000	1999	1998	1997

	(in thousands of dollars, except per share data)
Interest income	$ 26,761	$ 25,629	$ 24,034	$ 24,390	$ 23,755
Interest expense	12,756	11,992	9,962	10,214	10,012
Net interest income	14,005	13,637	14,072	14,176	13,743
Loan loss provision	1,047	462	861	1,721	562
Non-interest income	3,998	3,146	2,777	2,807	2,514
Non-interest expense	10,734	10,002	10,188	9,185	8,884
Income before income tax	6,222	6,319	5,800	6,077	6,811
Net income	4,255	4,272	3,915	4,018	4,484

Total assets	$ 363,632	$ 324,731	$ 301,105	$ 295,696	$ 285,085
Loans, net of unearned interest	208,917	197,348	192,181	186,779	182,708
Securities	115,550	98,524	75,992	72,765	72,970
Deposits	316,634	280,077	258,029	252,377	243,793

Per Share Data:
Net Income-Basic	$ 2.61	$ 2.61	$ 2.35	$ 2.44	$ 2.75
Net Income-Diluted	2.60	2.59	2.34	2.43	2.75
Cash dividends paid	1.57	1.59	1.59	1.54	1.45

Total average equity	$ 39,461	$ 38,899	$ 39,149	$ 37,632	$ 36,082
Total average assets	347,191	312,178	302,900	291,396	279,237
Total year-end assets	363,632	324,731	300,888	295,753	285,168
Total long-term debt	1,456	1,659	1,849	2,028	2,196

Ratios
Equity to assets	11.37%	12.46%	12.92%	12.91%	12.92%
Return on average equity	10.78%	10.98%	10.00%	10.68%	12.43%
Return on average assets	1.23%	1.37%	1.29%	1.38%	1.61%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Pulaski National Corporation is a multi-bank holding company with its only direct subsidiaries being First National Bank of Pulaski in Pulaski, Tennessee and the Bank of Belfast in Belfast, Tennessee.  The Corporation closed its nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc., which was a consumer finance company in 2001.  The following analysis reviews important factors affecting the financial condition and results of operations of the Corporation for the periods indicated.  This review should be read in conjunction with the consolidated financial statements and related notes. Prior period amounts have been restated to reflect the acquisition of Belfast Holding Company.  See Note B in the Notes to Consolidated Financial Statements for a more detailed discussion the acquisition of the Belfast Holding Company.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended .  The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking.  All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements.  Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Corporation's market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, and (vii) changes in the legislative and regulatory environment.  Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the Corporation and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes.  A description of these policies, which significantly affect the determination of the financial position, results of operations and cash flows, are summarized in Note A, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2001 was approximately $4.25 million or $2.60 per diluted share, compared with approximately $4.27 million or $2.59 per diluted share in 2000 and approximately $3.91 million or $2.34 per diluted share in 1999.  Return on average assets was 1.23% in 2001, 1.37% in 2000 and 1.29% in 1999.  The return on average equity was 10.8%, 11.0% and 10.0% for 2001, 2000 and 1999, respectively.  The decline in net income and returns in 1999 was primarily the result of a substantial increase in other operating expenses largely due to legal and professional fees associated with litigation involving members of the family of the Corporation's former Chief Executive Officer.  This litigation was settled in the second quarter of 2000, resulting in a significant reduction in legal and professional fees in 2000 and 2001.  Also, expenses related to the merger of the Corporation and Belfast Holding Company negatively impacted earnings in 2001.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense).  In 2001, net interest income increased by 2.7% to $14,005,279 from $13,636,572 in 2000, following a decrease of 3.1% in 2000 from $14,071,711 in 1999.  The net increase in net interest income in 2001 was due primarily to two factors.  The first factor was the growth that the Corporation experienced. Total assets of the Corporation increased $38.9 million from December 31, 2000 to December 31, 2001.  The second factor was the decline in the level of interest rates during 2001.  Since the Corporation is liability sensitive, this declining interest rate environment caused the average interest rate paid on deposits to decrease faster than the average rate earned on loans and investments.  However, since interest rates declined so rapidly, much of the normal advantage gained during a falling interest rate environment was eroded since many loan customers refinanced their debt.  The net decrease in 2000 is primarily attributable to the general rise in the level of interest rates that occurred in 2000.  Again, since the Corporation is liability sensitive, this rising interest rate environment caused the average interest rate paid on deposits to increase faster than the average rate earned on loans and investments.  Also, the local market in which the Corporation competes saw intense competition for deposits throughout much of the year 2000, thus increasing the cost of those deposits.  The increase in net interest income of $440,000 in 2001, on a taxable equivalent basis, resulted from an increase of $401,000 due to increased volumes and an increase of $39,000 as a result of rates paid on deposits increasing more than rates earned on loans and investments.

Net interest earnings is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.  Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes.  The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2001, 2000 and 1999.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2001			2000			1999
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans and lease financing	$198,347	$20,011	10.09%	$192,215	$19,958	10.38%	$188,967	$18,928	10.02%
Taxable investment securities	83,937	5,421	6.46%	72,108	4,507	6.25%	64,144	3,876	6.04%
Non-taxable investment
securities	21,275	1,113	5.23%	17,640	941	5.33%	17,095	939	5.49%
Federal funds sold	15,539	567	3.65%	8,100	504	6.22%	11,070	544	4.91%
Time deposits in other banks	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total Interest-Earning Assets	319,098	27,112	8.50%	290,063	25,910	8.93%	281,276	24,287	8.63%

Non-interest Earning Assets:
Cash and due from banks	11,229			10,909			10,970
Premises and equipment, net	9,197			7,491			7,549
Other Assets	10,581			6,737			6,412
Less allowance for loan losses	(2,914)			(3,022)			(3,307)

Total Non-Interest-Earning Assets	28,093			22,115			21,624

TOTAL	$347,191			$312,178			$302,900
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$26,217	$566	2.16%	$24,080	$489	2.03%	$24,798	$491	1.98%
Savings deposits	36,219	945	2.61%	31,029	782	2.52%	32,947	826	2.51%
Time deposits	198,109	11,142	5.62%	173,966	10,607	6.10%	162,489	8,518	5.24%
Other borrowed money	1,541	102	6.62%	1,747	115	6.58%	1,937	126	6.50%

Total Interest-Bearing Liabilities
	262,086	12,755	4.87%	230,822	11,993	5.20%	222,171	9,961	4.48%

Non-Interest-Bearing Liabilities:
Demand deposits	39,607			40,223			39,009
Other liabilities	4,757			2,144			2,571

Total Non-Interest Bearing Liabilities
	44,364			42,367			41,580
Shareholders' Equity	40,741			38,989			39,149

TOTAL	$347,191			$312,178			$302,900
	======			======			======
Net interest earnings/spread,
on a taxable equivalent basis		14,357	4.50%		13,917	4.80%		14,326	5.09%
Taxable equivalent adjustments:
Loans		209			156			57
Investment securities		143			124			197

Total taxable equivalent adjustment		352			280			254

Net interest earnings		$14,005			$13,637			$14,072
		======			=====			=====

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

	2001 Compared to 2000			2000 Compared to 1999
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans and lease financing	$637	(585)	$52	$325	$706	$1,031
Taxable investment securities	739	175	914	481	150	631
Non-taxable investment securities	194	(22)	172	30	(28)	2
Federal funds sold	463	(400)	63	(146)	106	(40)
Time deposits	0	0	0	0	0	0

Total Interest-Earning Assets	$2,033	($832)	$1,201	$690	$934	$1,624
	========	=====	=====	========	=====	=====
Interest Paid On:
Demand deposits	$43	34	$77	($14)	12	($2)
Savings deposits	131	32	163	(48)	4	(44)
Time deposits	1,472	(937)	535	602	1,487	2,089
Other borrowed money	(14)	1	(13)	(12)	1	(11)

Total Interest-Bearing Liabilities	$1,632	($871)	$761	$528	$1,505	$2,033
	========	=====	=====	========	=====	=====
Net Interest Earnings, on a taxable
equivalent basis	$401	$39	$440	$162	($571)	($409)
	========	=====	=====	========	=====	=====
Less: taxable equivalent adjustment			72			26

Net Interest Earnings			$368			($435)
			=====			=====

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

NON-INTEREST INCOME

Non-interest income equaled $3,997,871 in 2001, an increase of 27.0% from 2000.  The increase is attributable primarily to an increase of $331,021 in commissions and fees and an increase of $443,686 in net gains and losses on the sale of securities.  The declining interest rate environment led to several securities owned by First National being called during 2001.  Securities that were called during 2001 led to approximately $28,000 being recorded as gains on the sale of securities.  The remaining gains on the sale of securities in 2001 were a result of management's decisions to take advantage of the low interest rate environment to capture the gains and to meet anticipated increases in loan volume.  Non-interest income in 2000 increased by 13.3 % from 1999 due primarily to an increase in service charges on deposit accounts of $546,378.  Security transactions led to a net gain of $372,418 in 2001, a net loss of $71,268 in 2000 and a net gain of $17,561 in 1999.

NON-INTEREST EXPENSE

Non-interest expense in 2001 was $10,733,917, up 7.3 % from 2000.  This increase is attributable primarily to a $399,470, or 7.7% increase in salaries and employee benefits and an increase in fees for professional services which were incurred in connection with the Corporation's acquisition of Belfast Holding Company.  Non-interest expense in 2000 decreased $186,028, or 1.8% due primarily to decreased other operating expenses.  The decrease in other operating expenses was caused mainly by a decrease in professional fees of approximately $530,000.  The higher fees in 1999 were primarily related to litigation involving members of the family of the Corporation's former Chief Executive Officer.  Salaries, including employee benefits, increased approximately $176,000, or 3.5% to $5.22 million from 1999 to 2000.

LOAN LOSS PROVISION

The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential future losses on existing loans and to provide for uncertainties in the economy.  The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio.  The Corporation's subsidiary banks utilize an independent loan review function which considers loans on their own merits based on factors which include past loan experience, collateral value, off-balance sheet credit risk, and possible effects of prevailing economic conditions.  Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered.  Management performs calculations for the minimum allowance level needed and a final evaluation is made.

The provision for loan losses was $1,047,196 in 2001 compared to $462,011 in 2000 and $861,294 in 1999.  The increase in provision for loan losses in 2001 was primarily due to an increase in non-performing loans as a result of the general downturn in economic activity in the local markets in which the Corporation competes.  Note D to the Notes to Consolidated Financial Statements provides a detailed analysis of components of Loans and Allowance for Loan Losses and is incorporated herein by reference.

INCOME TAXES

Income tax expense includes federal and state taxes on earnings.  Income taxes were $1,967,525, $2,047,055, and $1,884,623 in 2001, 2000 and 1999, respectively.  The effective tax rates were 31.6%, 32.3%, and 32.4% respectively.  Note I to the Consolidated Financial Statements provides a detailed analysis of the components of income tax expense.

BALANCE SHEET

LOANS

Management's focus is to promote loan growth in the Corporation's target market, emphasizing the expansion of business and the enhancement of the quality of life in the Corporation's trade area.  Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk.  Loan growth during 2001 resulted primarily from increases in real estate loans, especially commercial real estate, and in construction and land development loans.  However, commercial and industrial loans decreased approximately $3 million, and loans to individuals decreased approximately $4 million in 2001 as compared to 2000.

Over the last three years, average total loans and leases increased by $6.1 million or 3.2% in 2001, by $3.2 million or 1.7% in 2000 and by $3.5 million or 1.9% in 1999. The growth in deposits has been used to support this continuing increase in loan demand.

LOAN QUALITY

The amounts of loans and leases outstanding at the indicated dates are shown in the following table according to type of loan.

	December 31,
	2001	2000	1999	1998	1997

	(in thousands of dollars)
Construction and land
development	$ 8,879	$ 4,256	$ 5,610	$ 7,303	$ 3,940
Commercial and industrial	19,169	22,254	24,908	26,054	24,232
Agricultural	8,233	7,435	9,182	10,505	11,633
Real estate-farmland	23,474	23,028	20,627	20,619	19,799
Real estate-residential	52,311	51,504	49,667	46,949	46,092
Real estate-nonresidential,
nonfarm	60,773	47,285	39,436	33,576	33,384
Installment-individuals	31,040	35,001	37,726	42,022	43,288
Other loans(1)	5,482	7,539	6,054	2,474	3,436

	$ 209,361	$ 198,302	$ 193,210	$ 189,502	$ 185,804
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage, home equity, consumer loans, and lease financing).

		Due after one
	Due in one	year but before	Due after
	year or less	five years	five years	Total

	(in thousands of dollars)
Construction and
land development	$ 7,139	$ 1,732	$ 8	$ 8,879
Commercial and industrial	13,090	5,283	796	19,169
Agricultural	6,303	1,930	-	8,233
Real estate-farmland	13,815	8,484	1,175	23,474
Real estate-commercial	11,263	26,885	22,625	60,773

Total selected loans	51,610	44,314	24,604	120,528
	==========	==========	==========	==========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year.

		Due after one
	Due in one	year but before	Due after
	year or less	five years	five years	Total

Percent of total selected loans	42.82%	36.77%	20.41%	100.00%
Cumulative percent of total	42.82%	79.59%	100.00%

Sensitivity of loans to changes in
interest rates-loans due after one year:
Fixed rate loans		$ 39,612	$ 4,899	$ 44,511
Variable rate loans		4,703	19,705	24,408

Total		$ 44,315	$ 24,604	$ 68,919
		=========	=========	=========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and daily averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

	For year ended December 31,
	2001	2000	1999	1998	1997

	(in thousands of dollars)
Amount of net loans and
lease financing outstanding
at end of period	$ 208,917	$ 197,348	$ 191,963	$ 186,607	$ 182,652
	=========	=========	=========	=========	=========
Daily average amount of
loans and leases	$ 198,347	$ 192,215	$ 188,967	$ 185,454	$ 176,887
	=========	=========	=========	=========	=========
Balance of allowance for
possible loan losses at
beginning of period	$ 2,884	$ 3,103	$ 3,150	$ 2,822	$ 2,595
Less charge-offs:
Real estate-residential	81	10	31	45	40
Real estate-agricultural	-	47	-	-	-
Real estate-other	-	5	-	-	-
Commercial	156	283	128	163	203
Agricultural	61	121	377	703	17
Individuals	858	533	786	776	570

	1,156	999	1,322	1,687	830
Add recoveries:
Real estate-residential	1	2	74	33	41
Real estate-nonresidential,
nonfarm	-	-	-	-	-
Commercial	67	75	59	57	59
Agricultural	26	9	42	10	3
Individuals	219	232	239	194	393

	313	318	414	294	496

Net loans charged off	843	681	908	1,393	334

Provision charged to expense	1,047	462	861	1,721	561

Balance at end of period	$ 3,088	$ 2,884	$ 3,103	$ 3,150	$ 2,822
	=========	=========	=========	=========	=========
Net charge-offs as percent of
average loans outstanding:	0.43%	0.35%	0.47%	0.75%	0.19%

Net charge-offs as percent of:
Provision for loan losses	80.5%	147.4%	105.5%	80.9%	59.5%
Allowance for loan losses	27.3%	23.6%	29.3%	44.2%	11.8%

Allowance at end of period to
loans, net of unearned income	1.48%	1.46%	1.62%	1.69%	1.55%

Net loans charged-off increased to $843,231 in 2001 from $680,894 in 2000 after a decrease from $908,978 in 1999.  As mentioned earlier, the slowing economy caused the increase in loans charged-off in 2001.  The economic downturn had the greatest effect on individual consumer loans.  Net loan losses for 2001 consisted of personal loans of $639,269, commercial and industrial loans of $88,865, agricultural loans of $35,270, and real estate loans of $79,827.  The allowance at the end of 2001 was $3.09 million, or 1.48% of outstanding loans and leases, as compared to $2.88 million or 1.46% and $3.10 million or 1.62% in 2000 and 1999, respectively.  Net loans charged-off amounted to 0.43% of average total loans outstanding in 2001, 0.35% in 2000 and 0.47% in 1999. Reference is made to Note D to the Consolidated Financial Statements for further detail regarding charge-offs and recoveries by category.

The allowance for loan losses was 1.43 times the balance of nonaccrual loans at the end of 2001, 2.58 in 2000 and .91 in 1999.  This ratio was low in 1999 due to loans associated with certain entities and family members of the Corporation's former Chief Executive Officer.  These loans were settled in 2000, greatly reducing the nonaccrual loans.  The provision for loan losses exceeded net loan charge-offs by $203,965 in 2001.  Net loan charge-offs exceeded the provision for loan losses by $218,883 in 2000 and by $47,684 in 1999 due to improving loan quality Management believes that the allowance for possible loan losses as of December 31, 2001 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	2001	2000	1999	1998	1997

	(amounts in thousands of dollars)
Allowance applicable to :
Real estate loans	$917	$566	$453	$319	$240
Commercial loans	669	607	895	557	250
Agriculture loans	142	46	449	409	176
Individual loans	1,342	1,665	1,305	1,866	2,156
Other loans	18	0	0	0	0

	$3,088	$2,884	$3,102	$3,151	$2,822
	========	========	========	========	========
Percentages of loans by
category to total loans:
Real estate loans	69.47%	63.58%	59.70%	57.23%	55.55%
Commercial loans	9.15%	11.22%	12.89%	13.75%	13.04%
Agriculture loans	3.93%	3.75%	4.75%	5.54%	6.26%
Individual loans	14.83%	17.65%	19.53%	22.17%	23.30%
Other loans	2.62%	3.80%	3.13%	1.31%	1.85%

	100.00%	100.00%	100.00%	100.00%	100.00%
	========	========	========	========	========

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of a debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

From 2000 to 2001, non-accruing loans increased by 94.1% to $2.17 million following a decrease of 67.3% in 2000 from 1999.  The increase in nonaccrual loans in 2001 was primarily a result of deteriorating economic conditions.  This led to a few large loans held by the Corporation's bank subsidiaries being placed on nonaccrual status.  Non-accruing loans in 1999 and 1998 included approximately $2.1 million of loans to relatives and certain affiliated entities of these relatives of the former Chief Executive Officer of the Corporation.  There were no restructured loans at year-end 2001 or 2000.  Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $296,000 for an increase of 12.5% from 2000, following a increase of 165.7% in 2000.  Loans past due ninety days or more totaled $402,425 for an increase of 6.3% over the same period last year, following an increase of 103.2% in 2000.  All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors.  Non-performing loans are not concentrated in any particular category of loans and contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets and loans past due ninety days or more.

	December 31,
	2001	2000	1999	1998	1997

	(in thousands of dollars)
Nonaccrual loans	$ 2,166	$ 1,116	$ 3,413	$ 3,248	$ 702
Toubled debt restructurings	0	0	0	0	0
Other real estate owned	296	263	99	193	130
Loans past due ninety days or
more as to interest or
principal payment	402	378	186	304	285

The amount of interest income actually recognized on the nonaccrual loans during 2001, 2000 and 1999, was $68,023, $14,592 and $19,760, respectively.  The additional amount of interest income that would have been recorded during 2001, 2000 and 1999, if the above amounts had been current in accordance with their original terms was $258,474, $64,461 and $265,659, respectively.  As of December 31, 2001, management was not aware of any specifically identified loans, other than those included in the categories discussed above that represent significant potential problems or that management has serious doubts as to the borrower's ability to comply with the present repayment terms.  The Corporation believes that it and each of its bank subsidiaries maintains adequate audit standards, exercises appropriate internal controls and conducts regular and thorough loan reviews.  However, the risk inherent in the lending business results in periodic charge-offs of loans.  The Corporation maintains an allowance for loan losses which it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio.  The officers of the Corporation's bank subsidiaries evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses.

The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information.  The evaluation is reviewed by the Audit Committee of the Board of Directors of the Corporation's subsidiary banks.  Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis.

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

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31,
	2001	2000	1999

	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$ 251	$ 2,706	$ 4,457
U.S. Government Agencies	65,597	48,776	35,875
Obligations of states and
political subdivisions	22,670	18,400	420
Other debt securities	26,365	28,329	6,140
Other securities	317	313	300

	$ 115,200	$ 98,524	$ 47,192

Held-to-maturity
U.S. Treasury securities	$ 101	$ -	$ -
Obligations of states and	249	-	14,750
political subdivisions
Other debt securities	-	-	14,050

	350	0	28,800

Total securities	$ 115,550	$ 98,524	$ 75,992
	=========	=========	=========

The following table sets forth the maturities of securities at December 31, 2001 and the average yields of such securities (calculated on the basis of the cost and effective yields).

	U.S. Treasuries	State and
	and Government	Political	Other
	Agencies	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Within one year:
Amount	$3,577	$1,046	$5,176	$9,799
Yield	6.23%	6.30%	6.51%	6.39%

After one but within
five years:
Amount	$48,579	$11,878	$19,623	$80,080
Yield	5.40%	6.22%	6.31%	5.74%

After five but within
ten years:
Amount	$11,576	$8,941	$360	$20,877
Yield	5.90%	6.37%	6.35%	6.11%

After ten years:
Amount	$866	$377	$1,056	$2,299
Yield	7.72%	5.37%	7.28%	7.13%

Held-to-maturity
Within one year:
Amount	$101	$0	$0	$101
Yield	6.38%	0.00%	0.00%	6.38%

After one but within
five years:
Amount	$0	$249	$0	$249
Yield	0.00%	4.90%	0.00%	4.90%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $15.4 million or 17.2% to $105.2 million during 2001 as compared $89.7 million for 2000.  Average taxable investment securities increased by $11.8 million or 16.4% and average non-taxable investment securities increased by $3.6 million or 20.6%, to account for the overall increase in average investments.  The total securities portfolio increased $17.0 million or 17.3% to $115.5 million at the end of 2001 as compared to the end of 2000.  The large increase in the investment securities was a result of deposits growing faster in 2001 than loan demand.  Management placed these excess deposits into investment securities in order to maximize the yield on these funds.  Also, the yields on U.S. Treasury securities were not as attractive as the yields on other investment securities during 2000 and 2001.  Management decided to reinvest in other investment securities as the U.S. treasury securities matured, leading to the large decline in U.S. Treasury securities held by the Corporation as of December 31, 2001.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including large certificates of deposits.  Aggregate average deposits increased by $30.9 million or 11.5% to $300.1 million in 2001, by $10.1 million or 3.9% to $269.3 million in 2000 and by $11.3 million or 4.6% to $259.3 million in 1999. Most of the deposit growth experienced by the Corporation has been in accounts that are interest sensitive.

The average amount of deposits for the periods indicated is summarized in the following table:

	For year ended December 31,
	2001		2000		1999
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$ 39,607	0.00%	$ 40,223	0.00%	$ 39,009	0.00%

Interest bearing
demand deposits	23,597	1.91%	22,842	2.14%	23,545	2.09%
Savings deposits	38,839	2.72%	32,267	2.42%	34,200	2.42%
Time deposits of
$100,000 or more	80,528	5.52%	63,943	6.23%	54,624	5.27%
Other time deposits	117,581	5.69%	110,023	6.02%	107,865	5.23%

Total interest bearing
deposits	260,545	4.85%	229,075	5.18%	220,234	4.47%

Total deposits	$300,152		$269,298		$259,243
	========		========		========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2001, are summarized as follows (in thousands of dollars):
3 months or less	$ 30,236
Over 3 months through 6 months	26,542
Over 6 months through 12 months	18,231
Over 1 year	11,313

Total	$ 86,322
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

Neither the Corporation nor its bank subsidiaries have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments of structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.  However, the Corporation's bank subsidiaries are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  The following table summarizes the Corporation's bank subsidiaries' involvement in financial instruments with off-balance-sheet risk as of December 31:

	Contract or Notional
	Amount
	2001	2000

Commitments to extend credit	$ 22,471,733	$ 18,486,080
Standby letters of credit	694,489	359,178
Mortgage loans sold with repurchase
requirements outstanding	2,375,525	1,570,773

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $9.9 million at December 31, 2001, representing 8.7% of the investment securities portfolio, a decrease from the 9.4% level of 2000.  The smaller percentage of securities maturing in one year or less is a result of management's decision to lengthen the average maturity of the securities portfolio.  This lengthening of the average maturity has slightly decreased the liquidity but has increased the yield of the portfolio.  Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold, and maturing loans provides the Corporation with adequate liquidity to meet its funding needs.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities.  Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans.  Similarly, time deposits over $100,000 and money market certificates are much more interest-sensitive than are savings accounts.  Twenty percent of money market, regular savings and NOW accounts are classified by management as immediately rate sensitive.  The remaining eighty percent of these accounts are classified as repricing in one year or more.  At December 31, 2001 the Corporation had a total of $75.1 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

Interest rate sensitivity gaps by maturities are summarized in the following table:
December 31, 2001			91-365	+1 - 3	+3 - 5	Over 5
$ in thousands	0-30 days	31-90 days	days	years	years	years	Total

Interest-sensitive assets:
Loans and leases	$ 28,736	$ 19,030	$ 74,812	$ 67,607	$ 10,107	$ 3,846	$ 204,138
Taxable securities	1,250	4,946	16,421	30,650	25,641	11,852	90,760
Nontaxable securities	0	225	821	6,333	5,217	9,317	21,913
Federal funds sold	8,223	0	0	0	0	0	8,223

Total	$ 38,209	$ 24,201	$ 92,054	$ 104,590	$ 40,965	$ 25,015	$ 325,034

Interest-sensitive liabilities:
Demand deposits	4,940	0	0	19,762	0	0	24,702
Savings	9,499	0	0	37,997	0	0	47,496
Time	25,524	34,526	122,336	20,378	1,458	0	204,222
Other borrowed funds	17	36	164	419	213	607	1,456

Total	39,981	34,562	122,500	78,555	1,671	607	277,876

Interest sensitivity gap	$ (1,772)	$ (10,361)	$ (30,446)	$ 26,035	$ 39,294	$ 24,408	$ 47,158
Cumulative gap	$ (1,772)	$ (12,133)	$ (42,579)	$ (16,544)	$ 22,750	$ 47,158	$ 47,158
Cumulative RSA/RSL	0.956	0.837	0.784	0.940	1.082	1.170	1.170
Ratio of cumulative gap to earning assets	-0.55%	-3.73%	-13.10%	-5.09%	7.00%	14.51%	14.51%

The primary interest sensitive assets and liabilities in this maturity range are commercial loans, which are included in loans and leases above and large certificates of deposit, included above in time deposits.  The Corporation is in a negative gap position in each of the intervals, with the exception of those with maturities of one year or more, indicating that it has more rate sensitive liabilities which it can reprice in the indicated time span than it has rate sensitive assets.  This normally indicates that the Corporation would be in position to reprice its rate-sensitive liability accounts (deposits) more quickly than it would its rate-sensitive assets (loans and investments).  During periods of declining interest rates the negative gap works to the Corporation's advantage, widening the net interest spread between assets and liabilities.  To the contrary, however, during periods of rising rates the negative gap would be to the Corporation's disadvantage, with the net interest spread shrinking.  Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments.  A positive gap position would essentially reverse the effects of rising and falling rates.

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

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital.  In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved.  Growth in total average assets was 11.2% in 2001 and 3.1% in 2000.  The corresponding percentage increase in average equity amounted to 4.5% in 2001 and a 0.4% decrease in 2000.  The Corporation purchased approximately $3.5 million of its stock, primarily in connection with the settlement of litigation involving the family of the Corporation's former CEO in 2000.  This repurchase and retiring of stock led to the small decrease in the average equity for 2000.

The Corporation's equity capital was $41,735,210 at December 31, 2001 as compared to $39,232,399 at December 31, 2000, for an increase of 6.4% over the period.  The Corporation's equity-to-average asset ratio was 12.0%, as compared to 12.6% for 2000.  The Corporation believes that the maintenance of this ratio during 2001 indicates that the Corporation's 2001 earnings were sufficient to keep pace with its growth in total assets.  The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines.  The ratio of dividends to net income was 60.6% in 2001, 60.3% in 2000, and 66.6% in 1999.

As of December 31, 2001, the authorized number of common shares was 10 million shares, with 1,632,774 shares issued and outstanding.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations.  These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve).  Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 3.00%.  As of December 31, 2001, the Corporation and its bank subsidiaries, had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating.  The Corporation's and its bank subsidiaries' ratios are illustrated in Note M to the Consolidated Financial Statements.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities which will have a material adverse effect on the Corporation's liquidity, capital resources or operations.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2001.
Expected Maturity Date for year ending December 31, 2001
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$ 3,708	$ 648	$ 1,335	$ 1,070	$ 2,474	$ 24,785	$ 34,020	$ 33,424
Average interest rate	5.39%	6.07%	6.91%	6.40%	5.79%	6.87%	6.60%

Fixed rate	82,101	25,746	45,823	9,031	6,320	5,683	174,704	173,869
Average interest rate	8.52%	9.91%	8.21%	8.10%	7.79%	7.84%	8.57%

Securities	23,651	18,568	18,371	20,016	10,858	21,176	112,640	95,625
Average interest rate	6.18%	5.60%	5.12%	5.78%	6.34%	6.35%	5.89%

Federal funds sold	8,223						8,223	8,223
Average interest rate	1.71%						1.71%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	71,413	1,745	-	-	-	-	73,158	68,611
Average interest rate	2.59%	2.55%	0.00%	0.00%	0.00%	0.00%	2.59%

Fixed rate	179,233	17,778	716	1,342	256	-	199,325	201,336
Average interest rate	4.69%	4.49%	5.46%	5.68%	5.75%	0.00%	4.69%

Long-term borrowings	217	230	189	113	100	607	1,456	1,500
Average interest rate	6.28%	6.28%	6.38%	6.60%	6.74%	6.77%	6.55%

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiaries, First National Bank of Pulaski and the Bank of Belfast.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

ASSETS
	2001	2000
Cash and due from banks	$ 15,206,058	$ 11,405,407
Federal funds sold	8,223,000	5,485,000

Total cash and cash equivalents	23,429,058	16,890,407

Securities available for sale	115,199,716	98,523,835
Securities held to maturity (fair value $351,531)	349,895	-

Loans
Loans net of unearned income	208,917,012	197,348,101
Allowance for loan losses	(3,087,586)	(2,883,621)

Total net loans	205,829,426	194,464,480

Bank premises and equipment	11,106,434	8,109,502
Accrued interest receivable	4,100,074	4,221,098
Other real estate owned	296,686	267,374
Prepayments and other assets	3,320,498	2,254,417

TOTAL ASSETS	$ 363,631,787	$ 324,731,113
	============	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 42,027,306	$ 42,990,080
Interest bearing	274,606,731	237,086,562

Total deposits	316,634,037	280,076,642

Other borrowed funds	1,455,615	1,658,505
Accrued taxes	-	275,164
Accrued interest on deposits	1,456,598	2,801,281
Other liabilities	2,350,327	687,122

TOTAL LIABILITIES	321,896,577	285,498,714

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,632,774 and 1,623,522 shares issued and outstanding, respectively	1,632,774	1,623,522
Capital surplus	4,582,699	4,520,386
Retained earnings	34,104,938	32,447,687
Accumulated other comprehensive income, net	1,414,799	640,804

TOTAL STOCKHOLDERS' EQUITY	41,735,210	39,232,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 363,631,787	$ 324,731,113
	============	===========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
INTEREST INCOME
Loans, including fees	$ 19,802,325	$ 19,802,559	$ 18,871,127
Securities:
Taxable	5,420,572	4,507,074	3,876,318
Non-taxable	971,399	816,078	741,895
Federal funds sold	567,269	503,494	543,967

Total Interest Income	26,761,565	25,629,205	24,033,307

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	566,376	489,691	490,765
Money market deposit accounts	525,490	219,216	241,018
Other savings deposits	420,000	562,335	585,881
Time certificates of deposit of $100,000 or more	4,448,157	3,973,687	2,879,183
All other time deposits	6,693,884	6,633,020	5,638,511
Borrowed funds	102,379	114,684	126,238

Total Interest Expense	12,756,286	11,992,633	9,961,596

NET INTEREST INCOME	14,005,279	13,636,572	14,071,711

Provision for loan losses	1,047,196	462,011	861,294

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	12,958,083	13,174,561	13,210,417

OTHER INCOME
Service charges on deposit accounts	2,458,769	2,424,590	1,878,212
Commissions and fees	588,480	257,459	211,792
Other service charges and fees	189,492	193,914	290,420
Security gains (losses), net	372,418	(71,268)	17,561
Gain on sale of other assets	19,719	34,152	3,940
Dividends	94,392	142,749	193,932
Mortgage banking fees	274,601	165,232	181,296

Total Other Income	3,997,871	3,146,828	2,777,153

OTHER EXPENSES
Salaries and employee benefits	5,618,300	5,218,830	5,042,601
Occupancy expense, net	1,169,828	1,154,231	1,133,321
Furniture and equipment expense	847,626	702,080	715,498
Advertising and public relations	523,918	575,477	527,841
Other operating expenses	2,574,245	2,351,342	2,768,727

Total Other Expenses	10,733,917	10,001,960	10,187,988

Income before income taxes	6,222,037	6,319,429	5,799,582
Applicable income taxes	1,967,525	2,047,055	1,884,623

NET INCOME	$ 4,254,512	$ 4,272,374	$ 3,914,959
	=============	============	===========
Earnings per common share:
Basic	$ 2.61	$ 2.61	$ 2.35
	=============	============	===========
Diluted	$ 2.60	$ 2.59	$ 2.34
	=============	============	===========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,254,512	$ 4,272,374	$ 3,914,959
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	1,047,196	462,011	861,294
Depreciation	893,450	870,727	877,903
Amortization and accretion of investment securities, net	(21,566)	80,106	151,953
Deferred income tax expense	18,612	61,976	31,680
Gain on sale of other assets	(19,719)	(34,152)	(3,940)
Security (gains) losses, net	(372,418)	71,268	(17,561)
Loans originated for sale	(9,181,380)	(5,587,526)	(6,880,161)
Proceeds from sale of loans	8,524,383	5,440,329	8,133,659
(Increase) decrease in interest receivable	121,024	(496,886)	(213,271)
(Increase) decrease in prepayments and other assets	(1,387,331)	(43,658)	811,070
Increase (decrease) in accrued interest on deposits	(1,344,683)	926,314	(106,350)
Increase (decrease) in accrued taxes	(275,164)	64,842	49,219
Increase (decrease) in other liabilities	1,604,444	250,355	(89,018)

Cash Provided by Operating Activities, net	3,861,360	6,338,080	7,521,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(63,834,722)	(36,909,499)	(25,104,715)
Proceeds from sales of securities available for sale	19,868,460	8,814,906	6,527,758
Proceeds from maturities of securities available for sale	28,819,759	8,466,629	16,976,867
Purchases of securities held to maturity	(349,895)	-	(10,059,004)
Proceeds from maturities of securities held to maturity	-	-	5,680,900
Net increase in loans	(11,884,780)	(6,296,383)	(7,636,666)
Capital expenditures	(3,890,382)	(1,709,402)	(476,204)
Proceeds from sale of other assets	120,042	319,383	258,765

Cash Used by Investing Activities, net	(31,151,518)	(27,314,366)	(13,832,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings repaid	(202,890)	(190,585)	(179,030)
Net increase in deposits	36,557,395	22,059,703	5,634,817
Cash dividends paid	(2,597,261)	(2,604,042)	(2,655,706)
Proceeds from issuance of common stock	582,312	628,700	635,292
Common stock repurchased	(510,747)	(3,487,493)	(391,230)

Cash Provided by Financing Activities, net	33,828,809	16,406,283	3,044,143

INCREASE (DECREASE) IN CASH, net	6,538,651	(4,570,003)	(3,266,720)
CASH AND CASH EQUIVALENTS, beginning of year	16,890,407	21,460,410	24,727,130

CASH AND CASH EQUIVALENTS, end of year	$ 23,429,058	$ 16,890,407	$ 21,460,410
	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2001, 2000 and 1999
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total

Balance at December 31, 1998	1,661,639	$ 1,661,639	$ 7,097,000	$ 29,520,102	$ 350,692	$ 38,629,433

Comprehensive income:
Net income	-	-	-	3,914,959	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,364,801)	-

Less reclassification
adjustment, net of income
tax of $5,970					(11,591)

Comprehensive income	-	-	-	-	-	2,538,567

Cash dividends paid $1.59
per share	-	-	-	(2,655,706)	-	(2,655,706)

Common stock issued	19,140	19,140	616,152			635,292
Common stock repurchased	(8,694)	(8,694)	(382,536)	-	-	(391,230)

Balance at December 31, 1999	1,672,085	1,672,085	7,330,616	30,779,355	(1,025,700)	38,756,356

Comprehensive income:
Net income	-	-	-	4,272,374	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,619,467	-

Less reclassification
adjustment, net of income
tax of $24,234	-	-	-	-	47,037	-

Comprehensive income	-	-	-	-	-	5,938,878

Cash dividends paid $1.59
per share	-	-	-	(2,604,042)	-	(2,604,042)

Common stock issued	17,275	17,275	611,425	-	-	628,700

Common stock repurchased	(65,838)	(65,838)	(3,421,655)	-	-	(3,487,493)

Balance at December 31, 2000	1,623,522	1,623,522	4,520,386	32,447,687	640,804	39,232,399

Comprehensive income:
Net income	-	-	-	4,254,512	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,019,764	-

Less reclassification
adjustment, net of income
tax of $126,622	-	-	-	-	(245,769)	-

Comprehensive income	-	-	-	-	-	5,028,507

Cash dividends paid $1.57
per share	-	-	-	(2,597,261)	-	(2,597,261)

Common stock issued	19,524	19,524	562,788	-	-	582,312

Common stock repurchased	(10,272)	(10,272)	(500,475)	-	-	(510,747)

Balance at December 31, 2001	1,632,774	$ 1,632,774	$ 4,582,699	$ 34,104,938	$ 1,414,799	$ 41,735,210
	=======	=======	========	=========	============	========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies

First Pulaski National Corporation (the "Corporation") through its subsidiaries provides domestic financial and insurance services in Giles, Marshall and Lincoln County, Tennessee, to customers who are predominantly small and middle-market businesses and middle-income individuals.  The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles in the United States of America and to general practice within the financial services industry.  The accounting policies of the Corporation and the methods of applying those policies that materially affect the accompanying financial statements are presented below.

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly owned subsidiaries, First National Bank of Pulaski, Bank of Belfast and First Pulaski Reinsurance Company.  All significant intercompany balances and transactions have been eliminated.  Certain amounts in the prior years' financial statements have been reclassified to conform to the 2001 presentation.  These reclassifications are immaterial and had no effect on net income.

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

Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold.  Cash flows from operating activities reflect interest paid of $14,100,969, $11,066,320 and $10,067,946 and income taxes paid of $2,233,229, $2,000,500, and $1,939,952 for the years ended December 31, 2001, 2000 and 1999, respectively.

Securities
Securities are classified at the time of purchase as either held to maturity or available for sale.  The Corporation defines held to maturity securities as securities for which management has the positive intent and ability to hold to maturity.  Held to maturity securities are carried at amortized cost.  Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors.  Securities available for sale are carried at fair value. Unrealized holding gains and losses for available for sale securities are reported, net of tax, in other comprehensive income.  The amortized cost of all securities is adjusted for amortization of premium and accretion of discount to maturity or earlier calls date if appropriate.  Such amortization and accretion is included in interest income from securities.  Gains and losses from sales of available for sale securities are computed using the specific identification method.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Mortgage Banking
The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market.  Mortgage loans held for sale are recorded at cost, which approximates market value.  Gains and losses realized from the sale of these assets are included in noninterest income.  Servicing rights related to the mortgages sold are not retained.  Loans include loans held for sale at December 31, 2001 and 2000, totaling $1,132,600 and $205,603, respectively.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives.  Cost of major additions and improvements are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment.  No interest was capitalized in 2001, 2000 or 1999.

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

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument.  However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".  Entities electing to remain with APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Corporation has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Advertising Costs
The Corporation expenses the costs of advertising when these costs are incurred.

Income Taxes
The Corporation files a consolidated Federal income tax return, which includes both of its subsidiaries.  Income tax expense is allocated among the parent company and its subsidiaries as if each had filed a separate return.  The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be realized or settled.  Recognition of certain deferred tax assets is based upon management's belief that, based upon historical earnings and anticipated future earnings, normal operations will continue to generate sufficient future taxable income to realize these benefits.  A valuation allowance is established for deferred tax assets when, in the opinion of management, it is more likely than not, that the asset will not be realized.

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

Segments Reporting
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") revises the definition of reportable 'segments' and the presentation of related disclosures.  The standard focuses on the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity's "chief decision maker" (which can be an individual or group of management persons).  The Statement permits aggregation or combination of segments that have similar characteristics.  In the Corporation's operations, each bank or branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources.  Although the banks and branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services.  Further, the banks and the Corporation are subject to substantially similar laws and regulations unique to the banking industry.  Accordingly, the Corporation's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Insurance Subsidiary
Insurance premium and commission income and acquisition costs are recognized over the terms of the related policies.  Losses are recognized as incurred.

Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners.  Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Comprehensive income and accumulated other comprehensive income are reported net of related income taxes.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Effect of new Accounting Pronouncements
In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations".  This statement addressed financial accounting and reporting for business combinations and requires that all business combinations be accounted for by a single method:  the purchase method.  The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and thus all business combinations should be accounted for in the same way as are the acquisitions of other assets:  based on the values exchanged.  This statement is effective in fiscal years beginning after June 30, 2001.  Management has determined that the implementation of SFAS 141 will not be material to the results of operations.

In July of 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  This statement requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment.  This statement is effective for fiscal years beginning after January 1, 2002.  Management has determined that the implementation of SFAS No. 142 will not be material to the results of operations.

Note B - Mergers and Acquisitions

On October 17, 2001, First Pulaski National Corporation issued 88,124 common shares to acquire Belfast Holding Company, Inc. First Pulaski National Corporation exchanged 2.98 shares of its common stock for each share of Belfast Holding Company's common stock.  Belfast Holding Company, Inc. was a $21.8 million asset financial service holding company headquartered in Belfast, Tennessee, with a branch office in Lewisburg, Tennessee.  The transaction was accounted for as a pooling-of-interests, and, accordingly, the consolidated financial statements have been restated to include the results of Belfast Holding Company, Inc. for all periods presented.

Net interest income, noninterest revenues and net income as previously reported individually by First Pulaski National Corporation and Belfast Holding Company, Inc. and the combined company, reflecting certain reclassifications to conform to the current presentation, for the ten months ended October 31, 2001, and the years ended December 31, 2000 and 1999, are presented in the table below:

	Ten Months Ended	Years Ended December 31
	October 31, 2001	2000	1999

First Pulaski National Corporation
Net interest income	$ 10,977,659	$ 12,232,650	$ 12,139,804
Noninterest revenues	2,485,133	2,928,098	2,579,065
Net income	3,479,448	4,072,313	3,681,237

Belfast Holding Company
Net interest income	810,763	1,403,922	1,070,613
Noninterest revenues	157,435	218,730	198,088
Net income	120,369	200,061	233,722

Combined
Net interest income	11,788,422	13,636,572	13,210,417
Noninterest revenues	2,642,568	3,146,828	2,777,153
Net income	3,599,817	4,272,374	3,914,959

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Mergers and Acquisitions - (Continued)

First Pulaski National Corporation recorded merger charges of approximately $73,500 in 2001.  These charges were primarily professional fees associated with the acquisition of Belfast Holding Company, Inc.

During 2001, the Corporation's finance company subsidiary, Heritage Financial of the Tennessee Valley, Inc. ceased operations.  The outstanding finance company loans of approximately $1.4 million were acquired by the bank subsidiary First National Bank of Pulaski.

Note C - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
2001	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury securities	$ 249,979	$ 921	$ -	$ 250,900
U.S. Government agencies	64,356,068	1,356,495	115,998	65,596,565
Obligations of states and				-
political subdivisions	22,241,900	530,357	101,923	22,670,334
Other debt securities	25,814,112	617,974	66,942	26,365,144
Other securities	393,124	-	76,351	316,773

	$113,055,183	$ 2,505,747	$ 361,214	$ 115,199,716
	===========	===========	===========	===========
Held to Maturity
U.S. Treasury securities	$ 100,875	$ 656	$ -	$ 101,531
Other debt securities	249,020	980	-	250,000
	===========	===========	===========	===========
	$ 349,895	$ 1,636	$ -	$ 351,531
	===========	===========	===========	===========
2000
Available for Sale
U.S. Treasury securities	$ 2,696,095	$ 10,123	$ -	$ 2,706,218
U.S. Government agencies	48,316,024	587,719	127,822	48,775,921
Obligations of states and
political subdivisions	18,083,218	351,086	34,121	18,400,183
Other debt securities	28,026,311	377,737	75,435	28,328,613
Other securities	393,124	-	80,224	312,900

	$ 97,514,772	$ 1,326,665	$ 317,602	$ 98,523,835
	===========	===========	===========	===========

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2001:

	Cost	Fair Value

Due in one year or less	$ 9,900,338	$ 10,021,535
Due after one year through five years	80,329,470	82,032,570
Due after five years through ten years	20,876,760	21,146,790
Due after ten years	2,298,510	2,348,716

TOTAL	$113,405,078	$ 115,549,611
	===========	===========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Securities - (Continued)

Net gains realized from securities transactions for 2001, 2000 and 1999 were:

Gross Realized
2001	Proceeds	Book Value	Gains	Losses	Net Realized

Securities sold	$ 19,868,460	$ 19,522,691	$ 368,038	$ 22,269	$ 345,769
Securities matured or redeemed	28,819,759	28,793,110	26,649	-	26,649

	$ 48,688,219	$ 48,315,801	$ 394,687	$ 22,269	$ 372,418
	===========	===========	===========	==========	==========
2000
Securities sold	$ 8,814,906	$ 8,886,174	$ 6,557	$ 77,825	$ (71,268)
Securities matured or redeemed	8,466,629	8,466,629	-	-	-

	$ 17,281,535	$ 17,352,803	$ 6,557	$ 77,825	$ (71,268)
	===========	===========	===========	==========	==========
1999
Securities sold	$ 6,527,758	$ 6,510,197	$ 21,563	$ 4,002	$ 17,561
Securities matured or redeemed	22,657,767	22,657,767	-	-	-

	$ 29,185,525	$ 29,167,964	$ 21,563	$ 4,002	$ 17,561
	===========	===========	===========	==========	==========

Income tax expense (benefit) attributable to securities transactions was $126,622, ($24,234) and $5,970 for 2001, 2000 and 1999, respectively.

Securities with a book value of $28,184,948 and $32,356,848 at December 31, 2001 and 2000, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated stockholders' equity at December 31, 2001 or 2000.

Note D - Loans and Allowance for Loan Losses

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value.  Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers.  A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  The Corporation does not have a significant concentration to any individual customer or counterparty.  The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments.  The only significant concentration that exists is in loans secured by real estate and agricultural related loans.  Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition.  A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln County, Tennessee.  In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses to cover inherent losses in the loan portfolio.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Loans and Allowance for Loan Losses - (Continued)

The following is a summary of loans at December 31:

	2001	2000

Construction and land development	$ 8,879,394	$ 4,256,587
Commercial and industrial	19,169,210	22,253,626
Agricultural	8,232,849	7,435,035
Real estate loans secured by:
Farmland	23,473,644	23,027,768
Residential property	52,311,035	51,503,768
Nonresidential, nonfarm	60,773,258	47,285,489
Loans to individuals	31,040,311	35,001,148
Other loans	5,481,745	7,538,781

	209,361,446	198,302,202
Unearned income	(444,434)	(954,101)

TOTAL	$ 208,917,012	$ 197,348,101
	=============	============

At December 31, 2001, 2000 and 1999, impaired, nonaccrual and restructured loans totaled $2,161,873, $1,116,771, and $3,468,496, respectively.  The amount of interest income actually recognized on these loans during 2001, 2000 and 1999, was $68,023, $14,592, and $19,760, respectively.  The additional amount of interest income that would have been recorded during 2001, 2000 and 1999, if the above amounts had been current in accordance with their original terms was $258,474, $64,461, and $265,659, respectively.

As of December 31, 2001, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

	Recorded	Valuation
	Investment	Allowance
Impaired Loans-
Valuation allowance required	$ 1,400,411	$ 391,815
No valuation allowance required	761,462	-

Total Impaired Loans	$ 2,161,873	$ 391,815
	=======	=======

The valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the years 2001, 2000 and 1999 were $1,709,747, $1,121,941 and $3,554,544, respectively.  At December 31, 2001, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $402,425, $378,646, and $185,726 at December 31, 2001, 2000 and 1999, respectively.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Loans and Allowance for Loan Losses - (Continued)

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility.  The following table summarizes the changes in related party loans for 2001 and 2000:

	2001	2000

Balance at beginning of year	$ 3,480,866	$ 3,936,171
Additions	1,945,402	2,357,209
Repayments	(3,585,744)	(2,496,901)
No longer related	(130,635)	(315,613)

Balance at end of year	$ 1,709,889	$ 3,480,866
	===========	===========

Transactions in the allowance for loan losses were as follows:

	2001	2000	1999

Balance at beginning of year	$ 2,883,621	$ 3,102,504	$ 3,150,188

Less-Charge-offs:
Real estate -
Residential	80,627	9,542	31,132
Agricultural	-	47,377	-
Other	-	5,094	-
Commercial	155,636	283,200	127,887
Agricultural	61,006	120,857	377,360
Individuals	858,262	532,513	785,857

	1,155,531	998,583	1,322,236

Add-Recoveries:
Real estate -
Residential	800	2,306	73,865
Commercial	66,771	74,985	58,752
Agricultural	25,736	8,797	41,866
Individuals	218,993	231,601	238,775

	312,300	317,689	413,258

Net Charge-offs	843,231	680,894	908,978

Add-Provision charged to operations	1,047,196	462,011	861,294

Balance at end of year	$ 3,087,586	$ 2,883,621	$ 3,102,504
	===========	===========	===========
Ratio of net charge-offs to average
loans outstanding during the year	0.43%	0.35%	0.47%
	===========	===========	===========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

		Accumulated
		Depreciation &	Carrying
2001	Cost	Amortization	Amount

Land	$ 1,540,589	$ -	$ 1,540,589
Buildings	11,921,760	4,179,582	7,742,178
Furniture and equipment	7,078,504	5,269,140	1,809,364
Leasehold improvements	457,271	442,968	14,303

TOTAL	$ 20,998,124	$ 9,891,690	$ 11,106,434
	===============	===============	===============
2000
Land	$ 1,165,864	$ -	$ 1,165,864
Buildings	9,570,879	3,916,625	5,654,254
Furniture and equipment	5,964,241	4,757,024	1,207,217
Leasehold improvements	458,859	376,692	82,167

TOTAL	$ 17,159,843	$ 9,050,341	$ 8,109,502
	===============	===============	===============

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

Year	Annual Commitments	Year	Annual Commitments

2002	$ 27,600	2007 - 2011	$ 30,000
2003	27,600	2012 - 2014	14,500
2004	27,600
2005	27,600
2006	13,200

Rents charged to operations under operating lease agreements for the years 2001, 2000 and 1999 were $71,167, $78,032 and $69,222, respectively.

Note F - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

	2001	2000
Prepaid expenses	$ 188,410	$ 122,610
Federal Home Loan Bank stock, at cost	1,149,300	1,078,200
Federal Reserve Bank stock, at cost	112,500	112,500
Other investments	349,000	-
Investment in life insurance contracts	1,122,409	614,121
Deferred income tax benefits	-	321,250
Deferred acquisition costs	222,646	-
Other	176,233	5,736

TOTAL	$ 3,320,498	$ 2,254,417
	================	================

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Deposits

The following is a summary of deposits at December 31:

Noninterest bearing:
Demand	$ 42,027,306	$ 42,990,080
Interest bearing:
Demand	24,701,457	21,544,570
Savings/Money Market	45,754,695	30,793,898
Other time	118,677,164	116,601,248
Certificates of deposit $100,000 and over	85,482,415	68,146,846

TOTAL	$ 316,643,037	$ 280,076,642
	===============	===============

The aggregate maturities of time deposits at December 31, 2001, are summarized as follows:

Year
Due within 1 year	$ 182,394,693
Due after 1 year through 3 years	20,167,229
Due after 3 years	1,597,657

$ 204,159,579
===========

Note H - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

Advances payable to Federal Home Loan Bank:	2001	2000

Dated 11-17-93, matures 12-01-08,
payable $1,682 per month including
interest at 5.95%	$ 115,348	$ 128,253
Dated 6-22-94, matures 7-01-04, payable
$11,077 per month including interest
at 5.95%	317,569	428,005
Dated 10-16-95, matures 11-01-05,
payable $2,750 per month including
interest at 6.70%	113,390	137,891
Dated 2-2-96, matures 3-01-16,
payable $2,237 per month including
interest at 6.50%	248,987	259,278
Dated 2-12-96, matures 3-01-11,
payable $3,087 per month including
interest at 6.25%	259,705	279,826
Dated 4-16-97, matures 5-1-2012,
payable $4,607 per month including
interest at 7.40%	400,616	425,252

TOTAL	$ 1,455,615	$ 1,658,505
	============	============

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Other Borrowed Funds (Continued

The advances are secured by a pledge of Federal Home Loan Bank stock with a par value of $1,089,100 and a blanket pledge of $1,819,519 first mortgage loans against single family, 1-4 unit residential properties.

Advances payable are scheduled to mature December 31:

2002	$ 215,995
2003	229,952
2004	188,879
2005	117,868
2006	92,166
Thereafter	610,755

$ 1,455,615
==========

At December 31, 2001, the Corporation's bank subsidiaries had unsecured lines of credit totaling $20,250,000 from correspondent banks for federal fund purchases and daylight overdrafts. No advances had been made against this line at December 31, 2001.

Note I - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:

	2001	2000	1999
Federal
Current	$ 1,545,020	$ 1,650,295	$ 1,532,214
Deferred tax (benefit)	18,612	61,976	31,680

	1,563,632	1,712,271	1,563,894
State	403,893	334,784	320,729

Provision for Income Taxes	$ 1,967,525	$ 2,047,055	$ 1,884,623
	============	============	============

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2001	2000	1999

Federal taxes at statutory rate	$ 2,115,493	$ 2,148,606	$ 1,971,858
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(358,706)	(298,680)	(248,422)
State income taxes, net of federal
income tax benefit	266,570	223,877	211,699
Dividend received deduction	(3,796)	(15,209)	(29,682)
Others, net	(52,036)	(11,539)	(20,830)

Provision for Income Taxes	$ 1,967,525	$ 2,047,055	$ 1,884,623
	==========	==========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Income Taxes - (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

	2001	2000

Deferred tax assets:
Allowance for loan losses	$ 769,407	$ 754,045
Director benefit plans	55,461	-
Merger costs	16,557	-
Claim settlement	-	79,721
Other real estate	3,805	2,729

Gross Deferred Tax Assets	845,230	836,495

Deferred tax liabilities:
Investment securities	49,998	37,826
Statement 115 equity adjustment	729,735	368,335
Other securities	124,258	100,084
Other	-	9,000
Gross Deferred Tax Liabilities	903,991	515,245

Net Deferred Tax Assets (Liabilities)	$ (58,761)	$ 321,250
	===========	===========

Note J - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:
	2001	2000	1999

Directors' fees and expense	$ 374,112	$ 216,665	$ 258,503
Stationery and supplies	261,361	253,549	233,535
Insurance	110,200	101,704	83,576
Collection and professional fees	215,182	180,573	704,455
Postage	171,071	150,443	148,134
Telephone	139,951	145,270	145,602
Other	1,302,368	1,303,138	1,194,922

	$ 2,574,245	$ 2,351,342	$ 2,768,727
	==========	==========	==========

Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21.  The bank subsidiary's total payroll in 2001 was $4,326,096.   Contributions for the current year were calculated using the base salary amount of $3,150,863.  The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants.  The plan expense was $472,630, $466,123 and $414,759 in 2001, 2000 and 1999, respectively.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - First Pulaski National Corporation (Parent Company Only) Financial Information
BALANCE SHEETS
	December 31,
ASSETS	2001	2000
Cash	$ 2,005,154	$ 594,923
Loans to subsidiary	-	1,571,555
Investment in subsidiaries, at equity	39,574,253	37,062,108
Other assets	210,285	45,616

TOTAL ASSETS	$ 41,789,692	$ 39,274,202
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued expenses	$ 54,482	$ 41,803

Total Liabilities	54,482	41,803

Stockholder's Equity	41,735,210	39,232,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 41,789,692	$ 39,274,202
	==========	==========

STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
INCOME
Dividends from subsidiaries	$ 2,587,261	$ 3,773,542	$ 2,607,706
Other dividends and interest	73,825	177,925	188,277
Gain on sale of other assets	-	31,900	-
Other	11,916	33,046	-

	2,673,002	4,016,413	2,795,983

EXPENSES
Education	12,806	13,123	31,121
Directors' fees and expense	92,501	64,100	103,400
Stockholder's meeting	15,463	14,382	17,470
Other	78,197	25,884	28,150

	198,967	117,489	180,141

Income before applicable income taxes and equity in
undistributed earnings of subsidiaries	2,474,035	3,898,924	2,615,842
Applicable income taxes	45,369	(34,402)	26,914

Income before equity in undistributed earnings of
subsidiaries	2,519,404	3,864,522	2,642,756
Equity in undistributed earnings of subsidiaries	1,735,108	407,852	1,272,203

NET INCOME	$ 4,254,512	$ 4,272,374	$ 3,914,959
	===========	===========	===========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - First Pulaski National Corporation (Parent Company Only) Financial Information - (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,254,512	$ 4,272,374	$ 3,914,959
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiary	(1,735,108)	(407,852)	(1,272,203)
Depreciation	876	876	-
Increase in other assets	(165,546)	-	(1,258)
Increase in other liabilities	12,679	24,368	-
(Gain) Loss on sale of other assets	-	(31,900)	2,500

Cash Provided by Operating Activities	2,367,413	3,857,866	2,643,998

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loans	1,571,555	(651,785)	(181,210)
Proceeds from sale of other assets	-	82,000	28,750
Investment in subsidiary	(3,041)	-	(50,000)

Cash Used by Investing Activities	1,568,514	(569,785)	(202,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,597,261)	(2,604,042)	(2,607,706)
Proceeds from issuance of common stock	582,312	629,700	635,292
Common stock repurchased	(510,747)	(3,488,493)	(391,230)

Cash Used by Financing Activities	(2,525,696)	(5,462,835)	(2,363,644)

INCREASE (DECREASE) IN CASH, net	1,410,231	(2,174,754)	77,894
CASH, beginning of year	594,923	2,769,677	2,679,615

CASH, end of year	$ 2,005,154	$ 594,923	$ 2,757,509
	==========	==========	==========

Note M - Regulatory Requirements and Restrictions

The Corporation's bank subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank.  The average amount of those reserve requirements was approximately $2,444,000 and $2,672,000 for the years ended December 31, 2001 and 2000, respectively.

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiaries.  The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions.  The amount available for payment of dividends without prior regulatory approval at December 31, 2001, to the Parent Company was $4,375,873.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Regulatory Requirements and Restrictions(Continued)

The Corporation's bank subsidiaries are subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Comptroller of the Currency (OCC).  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the banks to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  Management believes the Corporation and the banks meet all the capital adequacy requirements to which they are subject to as of December 31, 2001.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Regulatory Requirements and Restrictions - (Continued)

As of March 31, 2001, for First National Bank of Pulaski, and as of March 31, 2000, for Bank of Belfast, the most recent notifications from regulatory authorities categorized the entities as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.
						To Be Well Capitalized
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars In thousands)

Total Capital (to risk weighted assets)
Consolidated	$ 43,354	17.02%	$ 20,383	>	8.00%	$ 25,479	>	10.00%
First National Bank	36,628	16.73	17,513	>	8.00	21,891	>	10.00
Bank of Belfast	2,553	20.25	1,008	>	8.00	1,260	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	40,266	15.80	10,192	>	4.00	15,287	>	6.00
First National Bank	34,037	15.55	8,756	>	4.00	13,135	>	6.00
Bank of Belfast	2,395	19.00	504	>	4.00	756	>	6.00
Tier I Capital (to average assets)
Consolidated	40,266	11.68	13,787	>	4.00	17,234	>	5.00
First National Bank	34,037	11.27	12,080	>	4.00	15,100	>	5.00
Bank of Belfast	2,395	10.71	894	>	4.00	1,118	>	5.00

Total Capital (to risk weighted assets)
Consolidated	$ 41,475	17.69%	$ 18,758	>	8.00%	$ 23,447	>	10.00%
First National Bank	36,628	16.73	17,513	>	8.00	21,891	>	10.00
Bank of Belfast	2,435	17.21	1,132	>	8.00	1,415	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	38,591	16.46	9,379	>	4.00	14,068	>	6.00
First National Bank	34,037	15.55	8,756	>	4.00	13,135	>	6.00
Bank of Belfast	2,259	15.97	565	>	4.00	849	>	6.00
Tier I Capital (to average assets)
Consolidated	38,591	12.34	12,507	>	4.00	15,633	>	5.00
First National Bank	34,037	11.27	12,080	>	4.00	15,096	>	5.00
Bank of Belfast	2,259	10.50	861	>	4.00	1,079	>	5.00

44

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N- Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, non-employee directors and bank subsidiary employees may be granted options or rights to purchase shares of the Corporation's common stock.

The pro forma disclosures required under SFAS No. 123 by corporations, which follow APB Opinion 25 are indicated below:

	2001		2000		1999
	As Reported	Proforma	As Reported	Proforma	As Reported	Proforma
Net income	$4,254,512	$4,199,647	$ 4,272,374	$ 4,134,749	$ 3,914,959	$ 3,893,359

Basic earnings
per share	$ 2.61	$ 2.57	$ 2.61	$ 2.52	$ 2.35	$ 2.34
Diluted earnings
per share	$ 2.60	$ 2.57	$ 2.59	$ 2.51	$ 2.34	$ 2.33

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 5.0 percent for all years; expected volatility of 12.0, 11.0 and 7.5 percent; risk-free interest rates of 4.0 percent in 2001 and 6.0 percent in 2000 and 1999; and expected lives of 4.4 years in all years.

Shares available for grants of options or rights to purchase at December 31, 2001 include 71,910 shares under the 1994 outside directors stock option plan, 63,281 shares under the 1994 employee purchase plan and 75,000 shares under the 1997 stock option plan.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Stock Option and Stock Purchase Plans (Continued)

The following is a summary of the stock option and purchase plans activity for 2001, 2000 and 1999:

	Stock Option Plans		Employee Purchase Plan
	Shares Available for Option	Shares Under Option	Shares Available for Purchase	Shares Purchased
Balance December 31, 1998	176,910	36,069	97,275	-

Granted	(9,000)	9,000	(10,920)	10,920
Exercised	-	(8,170)	-	(10,920)

Balance December 31, 1999	167,910	36,899	86,355	-

Granted	(17,500)	17,500	(11,740)	11,740
Exercised	-	(5,535)	-	(11,740)
Previous expired, now reavailable	1,000	(1,000)	-	-

Balance December 31, 2000	151,410	47,864	74,615	-

Granted	(6,000)	6,000	(11,334)	11,334
Exercised	-	(8,190)	-	(11,334)
Previous expired, now reavailable	1,500	(1,500)	-	-

Balance December 31, 2001	146,910	44,174	63,281	-
	===========	===========	===========	===========

Exercisable at December 31, 2001		28,174
		===========

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2001, 2000 and 1999 is $1.77, $13.91 and $2.27, respectively.

Note O - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Numerator for basic and diluted earnings
Per share - income available to common shareholders	$ 4,254,512	$ 4,272,374	$ 3,914,959
	==========	==========	==========
Denominator for basic earnings per share-
weighted-average basis	1,632,054	1,639,602	1,666,429
Effect of dilutive stock options	4,257	6,923	6,513

Denominator for diluted earnings per share-
adjusted weighted-average shares	1,636,311	1,646,525	1,672,942
	==========	==========	==========
Basic earnings per share	$ 2.61	$ 2.61	$ 2.35
	==========	==========	==========
Diluted earnings per share	$ 2.60	$ 2.59	$ 2.34
	==========	==========	==========

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

The Corporation in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

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

Commitments to extend credit and standby letters of credit:  The value of the unrecognized financial instruments is based on the related fee income associated with the commitments, which is not material to the Corporation's financial statements at December 31, 2001 and 2000.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$ 23,429	$ 23,429	$ 16,890	$ 16,890
Securities	115,550	115,551	98,524	98,524
Loans	208,917	209,156	197,348	196,786
Less: allowance for loan losses	(3,088)	-	(2,884)	-

Financial liabilities:
Deposits	316,634	314,098	280,077	279,562
Other borrowed funds	1,456	1,500	1,659	1,787

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Q - Other Financial Instruments, Commitments and Contingencies

The Corporation's bank subsidiaries are a party to financial instruments with off-balance-sheet-risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit, and residential mortgage loans sold with certain repurchase requirements.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the bank subsidiary has in those particular financial instruments.

The following summarizes the bank subsidiaries' involvement in financial instruments with off-balance-sheet risk as of December 31:

	Contract or Notional Amount

	2001	2000
Commitments to extend credit	$ 22,471,733	$ 18,486,080
Standby letters of credit	694,489	359,178
Mortgage loans sold with repurchase
requirements outstanding	2,375,525	1,570,773

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

The bank subsidiaries may be required to repurchase residential mortgage loans sold if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days.  These loans are considered in the computation of the allowance for loan losses to cover future defaults.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note R - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2001:
Interest income	$ 6,905	$ 6,838	$ 6,811	$ 6,208
Interest expense	3,351	3,286	3,193	2,926

Net interest income	3,554	3,552	3,618	3,282
Provision for loan losses	199	246	170	432
Other income	797	755	1,120	1,326
Other expense	2,597	2,533	2,908	2,696

Income before income tax	1,555	1,528	1,660	1,480
Income taxes	476	503	545	444

Net income	1,079	1,025	1,115	1,036

Earnings per common share	$ 0.66	$ 0.63	$ 0.68	$ 0.64
Diluted earnings per common share	0.65	0.63	0.68	0.64
Cash dividends declared per common share	0.39	0.39	0.40	0.39

2000:
Interest income	$ 6,180	$ 6,327	$ 6,607	$ 6,515
Interest expense	2,625	2,859	3,157	3,352

Net interest income	3,555	3,468	3,450	3,163
Provision for loan losses	175	68	75	144
Other income	668	763	772	944
Other expense	2,362	2,746	2,358	2,536

Income before income tax	1,686	1,417	1,789	1,427
Income taxes	594	422	562	469

Net income	1,092	995	1,227	958

Earnings per common share	$ 0.66	$ 0.61	$ 0.75	$ 0.59
Diluted earnings per common share	0.65	0.61	0.75	0.59
Cash dividends declared per common share	0.39	0.39	0.39	0.42

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements give retroactive effect to the merger of First Pulaski National Corporation and Belfast Holding Company, Inc. and subsidiary (Belfast) on October 17, 2001, which has been accounted for using the pooling of interests method as described in Note B to the Consolidated Financial Statements.  We did not audit the consolidated financial statements of Belfast for the years ended December 31, 2000 and 1999, which statements reflect total assets of 6% in 2000 and net interest income of 8% in 2000 and 1999 of the related First Pulaski National Corporation consolidated totals.  Those Belfast statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Belfast, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 2000 and 1999, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Putman & Hancock

Fayetteville, Tennessee
February 15, 2002

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated herein by reference by reference to the section titled "Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2002 Annual Meeting of Shareholders.  The information required by this item with respect to executive officers is set forth below:

                         NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

Has Held
	Position	Office	Position with	Has Held This
Name	with Bank	Since	the Corporation	Position Since

Harold Bass	Vice-President	04/29/99	Secretary/Treasurer	04/29/99

Edwin Moore	Executive	04/29/99	None
Vice-President

None of these persons are related to any of the Directors of either the Corporation's or First National's Board.

All officers serve at the pleasure of the Board of Directors.  No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

Item 11.      EXECUTIVE COMPENSATION

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

 Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.      EXHIBITS AND REPORTS ON FORM 8-K

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

                                                                                       First Pulaski National Corporation
                                                                                                                   _______________________________
                                                                                                                   (Registrant)

Date:  March 12, 2002                                                                          /s/ James T. Cox
                                                                                                                    James T. Cox, Chairman of the Board &
                                                                                        Chief Executive Officer

Date:  March 12, 2002                                                                           /s/ Harold Bass
                                                                                                                    Harold Bass, Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below and on the succeeding page by the following persons on behalf of the registrant and in the capacities indicated.

/s/ David E. Bagley                                                                          /s/Johnny Bevill
David E. Bagley, Director                                                                 Johnny Bevill, Director

 /s/ James K. Blackburn                                                                   /s/ Wade Boggs
James K. Blackburn IV, Director                                                    Wade Boggs, Director

/s/ James H. Butler                                                                            /s/ James T. Cox
James H. Butler, Director                                                                   James T. Cox, Director

/s/ Parmenas Cox                                                                              /s/ Greg G. Dugger
Parmenas Cox, Director                                                                    Greg G. Dugger DDS, Director

/s/ Charles D. Haney                                                                        /s/ James Rand Hayes
Charles D. Haney MD, Director                                                      James Rand Hayes, Director

/s/ Mark A. Hayes                                                                             /s/ William A. McNairy
Mark A. Hayes, Director                                                                   William A. McNairy, Director

/s/ W. Harwell Murrey                                                                     /s/ Bill Yancey
 W. Harwell Murrey MD, Director                                                  Bill Yancey, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER

3.1     Charter of the First Pulaski National Corporation (incorporated by reference to Amendment No. 1 to
           First Pulaski National Corporation's Registration Statement No. 2-73488 on Form S-14/A).

3.2     Bylaws of First Pulaski (incorporated by reference to Amendment No. 1 to First Pulaski National
          Corporation's Registration Statement No. 2-73488 on Form S-14/A).

3.3     Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filing purposes (incorporated by reference t the First Pulaski National Corporation's Registration Statement on
           Form S-4 No. 33-68448))

21      Subsidiaries

23      Consent of Independent Auditors

EXHIBIT 21

 The Corporation has two wholly-owned subsidiaries:

(1)   First National Bank of Pulaski, a national chartered bank incorporated under the laws of the State of
        Tennessee and doing business under the same name; and

(2)   Bank of Belfast, a state chartered bank incorporated under the laws of the State of Tennessee and doing business under the same name.

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statement Form S-8, (No. 333-29209) of our report dated February 15, 2002, with respect to the consolidated financial statements of First Pulaski National Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2001.

<s> Putman and Hancock

Fayetteville, Tennessee
April 1, 2002