Form 10-Q
period 2002-03-31
FIRST PULASKI NATIONAL CORP
filed 2002-05-15
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2002

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

Common Stock, $1.00 par value -- 1,629,842 Shares Outstanding as of April 30, 2002.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
	March 31,	December 31,
	2002	2001

Cash and due from banks	$ 13,392,494	$ 15,206,058
Federal funds sold	14,741,000	8,223,000

Cash and cash equivalents	28,133,494	23,429,058

Securities available for sale	117,904,805	115,199,716
Securities held to maturity	349,417	349,895
(fair value $352,875 and $351,531 respectively)

Loans net of unearned income	212,118,912	208,917,012
Allowance for credit losses	(3,044,128)	(3,087,586)

Total net loans	209,074,784	205,829,426

Bank premises & equipment	10,989,021	11,106,434
Accrued interest receivable	4,168,868	4,100,074
Prepayments & other assets	3,680,253	3,320,498
Other real estate	314,027	296,686

TOTAL ASSETS	$ 374,614,669	$ 363,631,787
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$ 43,466,765	$ 42,027,306
Interest bearing balances	284,301,370	274,606,731

Total deposits	327,768,135	316,634,037

Other borrowed funds	2,448,878	1,455,615
Accrued taxes	367,339	0
Accrued interest on deposits	1,217,514	1,456,598
Other liabilities	1,276,144	2,350,327

TOTAL LIABILITIES	333,078,010	321,896,577

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,629,842 and 1,632,774 shares issued and outstanding	1,629,842	1,632,774
Capital surplus	4,434,349	4,582,699
Retained earnings	34,343,478	34,104,938
Accumulated other comprehensive income, net	1,128,990	1,414,799

TOTAL STOCKHOLDER'S EQUITY	41,536,659	41,735,210

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 374,614,669	$ 363,631,787
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2002	2001

INTEREST INCOME:
Loans, including fees	$4,623,082	$5,117,666
Investment securities	1,544,944	1,587,516
Federal funds sold	44,316	132,100

Total interest income	6,212,342	6,837,282

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	102,506	116,546
Savings & MMDAs	316,423	237,813
Time	2,150,831	2,969,921
Borrowed funds	26,129	26,779

Total interest expense	2,595,888	3,351,059

NET INTEREST INCOME	3,616,454	3,486,223

Provision for loan losses	239,620	199,795

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,376,834	3,286,428

OTHER INCOME:
Service charges on deposit accounts	518,576	621,465
Other service charges and fees	78,505	90,217
Security gains	12,201	30,948
Dividends	42,383	20,540
Mortgage banking fees	142,307	47,504
Other	113,567	57,134

Total other income	907,539	867,808

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2002	2001

OTHER EXPENSES:
Salaries and employee benefits	$1,531,835	$1,370,979
Occupancy expense, net	308,606	275,474
Furniture and equipment expense	235,018	183,763
Advertising and public relations	134,263	103,100
Other operating expenses	743,585	664,477

Total other expenses	2,953,307	2,597,793

Income before taxes	1,331,066	1,556,443
Applicable income taxes	415,960	479,417

NET INCOME	$915,106	$1,077,026
	============	============

Earnings per common share:
Basic	$ 0.56	$ 0.66
Diluted	$ 0.56	$ 0.66

Dividends per common share	$ 0.41	$ 0.39

Number of average shares for period	1,630,430	1,621,369
Number of diluted average shares for period	1,640,868	1,630,343

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2002

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, Dec. 31, 2001	$ 1,632,774	$ 4,582,699	$ 34,104,938	$ 1,414,799	$ 41,735,210

Comprehensive income:
Net Income			915,106

Change in unrealized
gains (losses) on AFS
securities, net of tax				(293,862)

Less reclassification
adjustment, net of
deferred income tax
benefit of $4,148				8,053

Comprehensive income					629,297

Cash Dividends
($.41 per share)			(668,235)		(668,235)

Common stock issued	610	17,000			17,610

Common stock repurchased	(3,542)	(173,681)			(177,223)

Balance, March 31, 2002	$ 1,629,842	$ 4,426,018	$ 34,351,809	$ 1,128,990	$ 41,536,659
	==========	==========	==========	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For three months ended March 31,
	2002	2001

Cash flows from operating activities
Net income	$ 915,106	$ 1,077,026
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	239,620	199,796
Depreciation of premises and equipment	248,674	190,725
Amortization and accretion of investment securities, net	76,293	(84,792)
Deferred income tax expense (benefit)	85,374	(19,130)
Security gains, net	(12,201)	(30,948)
Losses from sale of other assets	36,620	3,067
Loans originated for sale	(4,476,940)	(2,512,132)
Proceeds from sale of loans	5,284,590	2,138,973
(Increase) decrease in interest receivable	(68,795)	9,476
Increase in prepayments/other assets	(352,018)	(630,880)
Decrease in accrued interest payable	(239,084)	(311,992)
Increase in accrued taxes	367,339	217,320
Increase (decrease) in other liabilities	(1,015,423)	132,980

Net cash from operating activities	1,089,155	379,489

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	7,329,673	12,465,295
Proceeds from sale of investment securities available for sale	0	5,076,404
Purchase of investment securities available for sale	(10,536,055)	(17,960,146)
Net (increase) decrease in loans	(4,364,199)	426,676
Capital expenditures	(161,273)	(653,252)
Proceeds from sale of other assets	47,622	6,206

Net cash used by investing activities	(7,684,232)	(638,817)

Cash flows from financing activities:
Net increase in deposits	11,134,098	12,246,319
Cash dividends paid	(668,235)	(628,853)
Proceeds from issuance of common stock	17,610	47,700
Payments to repurchase shares	(177,223)	(150,500)
Proceeds from borrowings	1,046,000	0
Borrowings repaid	(52,737)	(49,538)

Net cash from financing activities	11,299,513	11,465,128

Net increase (decrease) in cash and cash equivalents	4,704,436	11,205,800
Cash and cash equivalents at beginning of period	23,429,058	16,890,407

Cash and cash equivalents at end of period	28,133,494	28,096,207
	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note to Consolidated Financial Statements

       The interim financial statements furnished under this item reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as allowed under rules and regulations of the Securities and Exchange Commission for interim period presentation.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.  Certain prior period amounts have been reclassified to conform to the current period classifications.  The registrant acquired Belfast Holding Company during the fourth quarter of 2001.  The merger was accounted for as a pooling-of- interests, and, accordingly, the consolidated financial statements have been restated to include the results of Belfast Holding Company, Inc. for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2001, which report was filed with the Securities and Exchange Commission on or about March 30, 2002.  This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant.  The words "anticipate," "could," and "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.(Continued)

(a) Results of Operations

       Net income of the registrant was $915,106 for the first three months of 2002.  This amounted to a decrease of $161,920, or 15.0 percent, compared to the first three months of 2001.  Net interest income after provision for credit losses was $3,376,834 for the first quarter of 2002 as compared to $3,286,428 for the first quarter of 2001.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds.  Net interest income, exclusive of the provision for credit losses, of the registrant for the three-month period ended March 31, 2002 increased by $130,231, or 3.7 percent, as compared to the three-months ended March 31, 2001.  Total interest income decreased $624,940, or 9.1 percent for the first three months of 2002 as compared to the same period in 2001.  The decrease in total interest income was due mainly to the lower interest rate environment that has been in effect since the first quarter of 2001.  However, the decrease in total interest income was offset by a decrease in total interest expense of $755,171, or 22.5 percent for the first three months of 2002 as compared to the same period in 2001.  The decrease in total interest expense was again primarily due to the lower interest rate environment.  The percentage change was greater for the total interest expense than the total interest income primarily due to the general decline in the level of interest rates that occurred in 2001 and continued through the first quarter of 2002.  Since the registrant is liability sensitive, this declining interest rate environment that was present throughout 2001, caused the average interest rate paid on deposits to decrease faster than the average rate earned on loans and investments.
       Total other income increased $39,731, or 4.6 percent for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001.  Service charges on deposit accounts decreased $102,889 for the three-months ended March 31, 2002 as compared to the three-months ended March 31, 2001.  Most of this decrease was caused by a decrease in insufficient funds and overdraft fees charged on demand deposit accounts.  However, this decrease in service charges on deposit accounts was offset by an increase of $94,803 in mortgage banking fees for the three months ended March 31, 2002 as compared to the same period in 2001.
       Total other expenses increased $355,514, or 13.7 percent, for the three-months ending March 31, 2002 as compared to same period last year. Salaries and employee benefits increased $160,856, or 11.7 percent for the three-months ended March 31, 2002 as compared to the same period of 2001.  Also, furniture and equipment expense increased $51,255, or 27.9 percent during the first quarter of 2002 as compared to the first quarter of 2001.  This increase was mainly due to increased depreciation expense on the new data processing system that was purchased in the third quarter of 2001.  In addition, other operating expenses increased $79,108, or 11.9% for the three months ending March 31, 2002 as compared to the same period in 2001.  This increase in other operating expenses was primarily caused by expenses associated with the operation of the registrant's indirect subsidiary, First Pulaski Reinsurance Company (FPRC).  FPRC received its license to operate during the third quarter of 2001, thus it had no income or expense reportable in the first quarter of 2001.
       The provision for credit losses for the three-months ending March 31, 2002, increased $39,825, or 19.9 percent, over the same period in 2001. The provision for possible credit loss is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.(Continued)

portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.
       For the three-month period ended March 31, 2002, income before taxes decreased $225,377, or 14.5 percent, as compared to the three-months ended March 31, 2001. Applicable income taxes decreased $63,511, or 13.2 percent for the three-month period ended March 31, 2002 as compared to the same period in 2001.
       On a per share basis, net income was $0.56 per share based on 1,630,430 shares for the first three months of 2002 as compared to $0.66 per share on 1,621,369 shares for the first three months of 2001. On a fully diluted basis net income per share was $0.56 for the first three months of 2002 as compared to $0.66 for the first three months of 2001.

(b) Financial Condition

       The registrant's total assets increased 3.0 percent to $374,614,669 during the three-months ended March 31, 2002, from $363,631,787 at December 31, 2001. Loans and leases, net of allowance for credit losses, totaled $209,074,784 at March 31, 2002, a 1.6 percent increase compared to $205,829,426 at December 31, 2001.  Investment securities increased $2,704,611, or 2.3 percent, to $118,254,222 at March 31, 2002, from $115,549,611 at December 31, 2001.  The unrealized gain on securities, net of tax, was $1,128,990 at March 31, 2002 as compared to $1,414,799 at December 31, 2001.  Federal funds sold increased $6,518,000, or 79.2 percent to $14,741,000 at March 31, 2001, from $8,223,000 at December 31, 2001.
       Total liabilities increased by 3.5% to $333,078,010 for the three-months ended March 31, 2002, compared to $321,896,577 at December 31, 2001.  This increase was composed primarily of a $9,694,639 or 3.5 percent increase in interest bearing deposits.  Non-performing assets increased approximately $3,633,900 to approximately $6,499,000 for the three months ending March 31, 2002 as compared to approximately $2,865,100 at December 31, 2001.  Non-performing assets at March 31, 2002 included approximately $315,000 in other real estate owned, approximately $5,971,000 in non-accrual loans, and approximately $213,000 in loans past due ninety days or more as to interest or principal payment.  The increase in the registrant's non-accrual loans at March 31, 2002 was principally related to the registrant's placement of a United States Department of Agriculture guaranteed loan on non-accrual status.  Eighty percent of the loan is guaranteed by the United States Department of Agriculture and the registrant believes that its credit exposure on the loan is approximately $850,000, which amount, the registrant believes, is fully secured by the value of the underlying collateral.  Additionally, there were no restructured loans at March 31, 2002.  At December 31, 2001, the corresponding figures were approximately $296,700 in other real estate owned, approximately $2,166,000 in non-accrual loans, approximately $402,400 in loans past due ninety days or more, and no loans restructured.
       Net charge-offs for the first quarter of 2002 were approximately $284,000 for a net charge-off ratio of .14 percent.  This compares to net charge-offs of approximately $190,000 for the first quarter of 2001 for a net charge-off ratio of .09 percent.
       The registrant has computed allowances for credit losses which management believes to be sufficient.  The allowance for credit losses has decreased $43,458 since December 31, 2001.  The total allowance for credit losses was $3,044,128 as of March 31, 2002.  The allowance for credit losses was 46.8 percent of non-performing assets as of March 31, 2002 and 107.8 percent of non-performing assets as of December 31, 2001.  Management believes that the reserve for credit losses is sufficient to cover potential losses in the loan portfolio.

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.(Continued)

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both.  Maintenance of adequate liquidity is an essential component of the financial planning process.  The objective of asset/liability management is to provide an optimum balance of liquidity and earnings.  The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks.  Cash and cash equivalents increased $4,704,436 between December 31, 2001 and of March 31, 2002.   This increase was a result of deposits increasing faster than loans and management's decision to not fully invest all excess deposits in investment securities during the current low interest rate environment.  The increase in federal funds sold of $6,518,000 was also a result of management's decision to not fully invest excess deposits in investment securities.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $12,432,000 at March 31, 2002, representing 10.5 percent of the registrant's investment portfolio as compared to 9.6 percent one year earlier.  These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy.  Management classifies substantially all of the investment portfolio in the available-for-sale category and reports these securities at fair value.  Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold.  As mentioned previously, federal funds sold increased by 79.3 percent for the three months ended March 31, 2002, thus increasing the registrant's liquidity.
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

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations. (Continued)

       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent.  The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios at March 31, 2002 and December 31, 2001.

	March 31, 2002	December 31, 2001

	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$ 40,350	$ 40,266
Risk-weighted assets	$ 263,420	$ 254,789
Tier I capital to risk-weighted assets	15.32%	15.80%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$ 43,394	$ 43,354
Risk-weighted assets	$ 263,420	$ 254,789
Total capital to risk-weighted assets	16.47%	17.02%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Quarterly Average Assets (Leverage Ratio)
Tier I capital	$ 40,350	$ 40,266
Total assets	$ 366,752	$ 358,079
Tier I capital to total assets	11.00%	11.25%
Regulatory requirement	4.00%	4.00%

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
       There have been no material changes in reported market risks during the three months ended March 31, 2002.

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

     (b) No current reports on Form 8-K have been filed during the first quarter of 2002.

SIGNATURES
____________________________________________

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          FIRST PULASKI NATIONAL CORPORATION

Date:  May 15, 2002                                           /s/James T. Cox
          _____________                                       _________________________________________
                                                                           James T. Cox, Chairman of the Board and Chief Executive Officer

Date:  May 15, 2002                                           /s/Harold Bass
          _____________                                       _________________________________________
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

INDEX TO EXHIBITS FOR THE FIRST PULASKI NATIONAL CORPORATION
____________________________________________________________________

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
 ________________________________________________________

(11) Statement regarding computation of per share earnings