Form 10-Q
period 2002-06-30
FIRST PULASKI NATIONAL CORP
filed 2002-08-14
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2002

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

Common Stock, $1.00 par value -- 1,641,226 Shares Outstanding as of July 31, 2002.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2002	2001

Cash and due from banks	$ 13,412,736	$ 15,206,058
Federal funds sold	6,650,000	8,223,000

Cash and cash equivalents	20,062,736	23,429,058

Securities available for sale	118,087,323	115,199,716
Securities held to maturity(fair value $351,531)	0	349,895

Loans net of unearned income	220,209,382	208,917,012
Allowance for credit losses	(3,065,982)	(3,087,586)

Total net loans	217,143,400	205,829,426

Bank premises & equipment	10,821,678	11,106,434
Accrued interest receivable	3,874,746	4,100,074
Prepayments & other assets	3,714,901	3,320,498
Other real estate	535,712	296,686

TOTAL ASSETS	$ 374,240,496	$ 363,631,787
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$ 46,577,506	$ 42,027,306
Interest bearing balances	279,666,503	274,606,731

Total deposits	326,244,009	316,634,037

Other borrowed funds	2,388,038	1,455,615
Accrued taxes	47,120	0
Accrued interest on deposits	994,087	1,456,598
Other liabilities	1,781,974	2,350,327

TOTAL LIABILITIES	331,455,228	321,896,577

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,628,951 and 1,632,774 shares issued and outstanding	1,628,951	1,632,774
Capital surplus	4,321,179	4,582,699
Retained earnings	34,749,232	34,104,938
Accumulated other comprehensive income, net	2,085,906	1,414,799

TOTAL STOCKHOLDER'S EQUITY	42,785,268	41,735,210

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 374,240,496	$ 363,631,787
	=========	=========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

INTEREST INCOME:
Loans, including fees	$4,696,581	$4,994,066	$9,319,663	$10,111,732
Investment securities	1,531,796	1,578,688	3,076,740	3,166,204
Federal funds sold	42,059	168,843	86,375	300,943

Total interest income	6,270,436	6,741,597	12,482,778	13,578,879

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	108,116	114,314	210,622	230,860
Savings & MMDAs	487,716	266,241	804,139	504,054
Time	1,692,367	2,879,567	3,843,197	5,849,488
Borrowed funds	36,993	26,615	63,122	53,394

Total interest expense	2,325,192	3,286,737	4,921,080	6,637,796

NET INTEREST INCOME	3,945,244	3,454,860	7,561,698	6,941,083

Provision for loan losses	185,195	245,671	424,815	445,466

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,760,049	3,209,189	7,136,883	6,495,617

OTHER INCOME:
Service charges on deposit accounts	506,028	652,076	1,024,604	1,273,541
Other service charges and fees	119,122	95,018	197,627	185,235
Security gains	2,548	13,508	14,749	44,456
Dividends	8,281	19,887	50,664	40,427
Mortgage banking fees	98,469	76,749	240,776	124,253
Other	87,560	(9,408)	201,127	47,726

Total other income	822,008	847,830	1,729,547	1,715,638

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

OTHER EXPENSES:
Salaries and employee benefits	$ 1,562,259	$ 1,369,843	$ 3,094,094	$ 2,740,822
Occupancy expense, net	307,828	269,616	616,434	545,090
Furniture and equipment expense	273,659	180,703	508,677	364,466
Advertising and public relations	154,127	127,186	288,390	230,286
Other operating expenses	706,189	584,832	1,449,774	1,249,309

Total other expenses	3,004,062	2,532,180	5,957,369	5,129,973

Income before taxes	1,577,995	1,524,839	2,909,061	3,081,282
Applicable income taxes	512,702	505,921	928,662	985,338

NET INCOME	$1,065,293	$1,018,918	$1,980,399	$2,095,944
	==========	==========	==========	==========

Earnings per common share:
Basic	$ 0.65	$ 0.63	$ 1.22	$ 1.29
Diluted	$ 0.65	$ 0.62	$ 1.21	$ 1.28

Dividends per common share	$ 0.41	$ 0.39	$ 0.82	$ 0.78

Number of average shares for
period - basic	1,628,611	1,620,874	1,629,524	1,621,120
- diluted	1,640,131	1,630,874	1,640,677	1,631,258

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2002

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Total
	Stock	Surplus	Earnings	Income

Balance, Dec. 31, 2001	$ 1,632,774	$ 4,582,699	$ 34,104,938	$ 1,414,799	$ 41,735,210

Comprehensive income:
Net Income			1,980,399

Change in unrealized
gains (losses) on AFS
securities, net of tax				661,373

Less reclassification
adjustment, net of
deferred income tax
benefit of $5,015				9,734

Comprehensive income					2,651,506

Cash Dividends
($.82 per share)			(1,336,105)		(1,336,105)

Common stock issued	3,167	81,500			84,667

Common stock repurchased	(6,990)	(343,020)			(350,010)

Balance, June 30, 2002	$ 1,628,951	$ 4,321,179	$ 34,749,232	$ 2,085,906	$ 42,785,268
	==========	==========	==========	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For six months ended June 30,
	2002	2001

Cash flows from operating activities
Net income	$ 1,980,399	$ 2,095,944
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	424,815	445,467
Depreciation of premises and equipment	514,666	393,956
Amortization and accretion of investment securities, net	169,253	(75,978)
Deferred income tax expense	96,982	38,314
Loss on sale of other assets	36,620	6,687
Security gains, net	(14,749)	(44,456)
Loans originated for sale	(7,808,874)	(2,874,380)
Proceeds from sale of loans	8,662,474	2,644,383
(Increase) decrease in interest receivable	225,328	(337,044)
Increase in prepayments/other assets	(394,402)	(862,526)
Decrease in accrued interest payable	(462,511)	(324,040)
Increase (decrease) in accrued taxes	47,120	(294,647)
Increase (decrease) in other liabilities	(1,015,978)	186,583

Net cash from operating activities	2,461,143	998,263

Cash flows from investing activities:
Proceeds from maturity of investment securities	19,676,641	18,065,389
Proceeds from sale of investment securities	0	6,094,281
Purchase of investment securities	(21,347,108)	(32,131,805)
Net (increase) decrease in loans	(12,885,645)	644,358
Capital expenditures	(259,922)	(1,383,581)
Proceeds from sale of other assets	47,622	93,532

Net cash used by investing activities	(14,768,412)	(8,617,826)

Cash flows from financing activities:
Proceeds from borrowings	1,046,000	0
Net increase in deposits	9,609,972	20,247,785
Cash dividends paid	(1,336,105)	(1,257,456)
Proceeds from issuance of common stock	84,667	142,460
Payments to repurchase shares	(350,010)	(333,000)
Borrowings repaid	(113,577)	(99,858)

Net cash from financing activities	8,940,947	18,699,931

Net increase (decrease) in cash and cash equivalents	(3,366,322)	11,080,368
Cash and cash equivalents at beginning of period	23,429,058	16,890,407

Cash and cash equivalents at end of period	$ 20,062,736	$ 27,970,775
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

     Note to Consolidated Financial Statements

       The interim financial statements furnished under this item reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, as allowed under rules and regulations of the Securities and Exchange Commission for interim period presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year. Certain prior period amounts have been reclassified to conform to the current period classifications. The registrant acquired Belfast Holding Company, Inc. during the fourth quarter of 2001. The merger was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements have been restated to include the results of Belfast Holding Company, Inc. for all periods presented.

Item 2.  Management's Discussion and Analysis of Financial Condition and Result of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2001, which report was filed with the Securities and Exchange Commission on or about March 30, 2002. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," "may", "intend", "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the registrant's market area, adverse changes in interest rates, significant downturns in the businesses of one or more large customers, changes in the legislative or regulatory environment and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

Critical Accounting Policies

       The accounting principles we follow and our methods of applying these principles conform to account principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses, we

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

have made judgments and estimates which have significantly impacted our financial position and results of operations.
        The allowance for loan losses is maintained at a level which is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. Our methodology of assessing the appropriateness of the allowance consists of several elements, which include the formula allowance, specific allowances and the unallocated allowance.
       The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.
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
      The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing economic and business conditions affecting our key lending areas, credit quality trends, collateral values, loan volumes and concentrations and specific industry conditions.

     (a) Results of Operations

       Net income of the registrant was $1,980,399 for the first six months of 2002. This amounted to a decrease of $115,545, or 5.8 percent, compared to the first six months of 2001.  For the three-month period ended June 30, 2002, net income increased $46,375, or 4.6 percent, as compared to the three-months ended June 30, 2001.  Net interest income after provision for credit losses was $7,136,883 for the first six months of 2002 as compared to $6,495,617 for the first six months of 2001.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income increased $490,384, or 14.2 percent during the second quarter of 2002 as compared to the second quarter of 2001.  Total interest income decreased $471,161, or 7.0 percent for the second quarter of 2002 as compared to the same period in 2001. The decrease in total interest income was due mainly to the lower interest rate environment that has been in effect since the first quarter of 2001. However, the decrease

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

in total interest income was more than offset by a decrease in total interest expense of $961,545, or 29.3 percent for the second quarter of 2002 as compared to the same period in 2001. The decrease in total interest expense was again primarily due to the lower interest rate environment. The percentage change was greater for the total interest expense than the total interest income primarily due to the general decline in the level of interest rates that occurred in 2001 and continued through the first quarter of 2002. Interest rates stabilized somewhat during the second quarter of 2002; however, interest rates were at historically low levels and continued to fall slightly throughout the second quarter of 2002. Since the registrant is liability sensitive, this declining interest rate environment that was present throughout 2001, caused the average interest rate paid on deposits to decrease faster than the average rate earned on loans and investments.
       Net interest income, exclusive of the provision for credit losses, of the registrant for the six-month period ending June 30, 2002 increased by $620,615, or 8.9 percent, as compared to the six months ending June 30, 2001. Total interest income decreased $1,096,101, or 8.1 percent for the first six months of 2002 as compared to the same period in 2001. This decrease was primarily the result of the declining interest rate environment which caused the interest income on loans to decrease $792,069 for the first six months of 2002 as compared to the same period of 2001. However, the decrease in total interest income was offset by a decrease in total interest expense of $1,716,716, or 25.9 percent for the first six months of 2002 as compared to the same period in 2001. The decrease in total interest expense was primarily caused by a $2,006,291 decrease in interest expense on time deposits for the six months ended June 30, 2002 as compared to the same period in 2001.
       Total other income decreased $25,822, or 3.0 percent for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001. This decrease in other income for the three-month period ended June 30, 2002 was primarily due to a $146,048 decrease in service charges on deposit accounts that was partially offset by an increase of $96,968 in other income as compared to the three-month period ended June 30, 2001.
       Total other income increased $13,909, or 0.8 percent for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001. The increase was primarily due to a $153,401 increase in other income and a $116,523 increase in mortgage banking fees that was offset by a decrease of $248,937 in service charges on deposit accounts for the first six months of 2002 as compared to the same period in 2001.
       For the three-month period ended June 30, 2002, total other expenses increased $471,882 as compared to the three-month period ended June 30, 2001. Salaries and employee benefits increased $192,416, or 12.3 percent for the three-months ended June 30, 2002 as compared to the three-months ended June 30, 2001. Also, furniture and equipment expense increased $92,956, or 51.4 percent during the second quarter of 2002 as compared to the second quarter of 2001. This large increase in furniture and equipment expense was primarily due to a significant upgrade in computer equipment by the registrant's subsidiary bank during 2001, resulting in increased depreciation expense in 2002. In addition, other operating expenses increased $121,357, or 20.8 percent for the three months ended June 30, 2002 as compared to the same period in 2001. This increase in other operating expenses was primarily caused by expenses associated with the operation of the registrant's indirect subsidiary, First Pulaski Reinsurance Company (FPRC). FPRC received its license to operate during the third quarter of 2001; thus it had no income or expense reportable during the first two quarters of 2001.
       Total other expenses increased $827,396, or 16.1 percent, for the six-months ended June 30, 2002 as compared to same period last year. For the six-month period ended June 30, 2002 salaries and employee

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

benefits increased $353,272, or 12.9 percent as compared to the same period of 2001. Also, furniture and equipment expenses reflected the increased depreciation expense mentioned earlier resulting in an increase of $144,211 for the first six months of 2002 as compared to the same period of 2001. Other operating expenses increased $200,465, or 16.0 percent for the six months ended June 30, 2002 as compared to the same period of 2001, again reflecting the effect of FPRC.
      The provision for credit losses for the six-months ended June 30, 2002, decreased $20,651, or 4.6 percent, over the same period in 2001. For the three-month period ended June 30, 2002, the decrease in provision for credit losses was $60,476 or 24.6 percent over the same period of 2001.  The decrease in the provision for loan losses in 2002 is primarily due to the closing of the registrant's wholly-owned finance company subsidiary, Heritage Financial of the Tennessee Valley, Inc. ("Heritage Financial") during the second quarter of 2001. The loan portfolio held by Heritage Financial was riskier than the loan portfolio held by the registrant's wholly-owned bank subsidiary, First National Bank of Pulaski (the "Bank").  This resulted in increased provision for possible credit losses in 2001. The provision for possible credit losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.
       For the three-month period ended June 30, 2002, income before taxes increased $53,156, or 3.5 percent, as compared to the three months ended June 30, 2001.  Applicable income taxes increased $6,781, or 1.3 percent for the three-month period ended June 30, 2002 as compared to the same period in 2001.
       For the six-month period ended June 30, 2002, the income before taxes decreased $172,221, or 5.6 percent, as compared to the six-month period ended June 30, 2001. Applicable income taxes decreased $56,676, or 5.8 percent for the six-months ended June 30, 2002 as compared to the six-months ended June 30, 2002.
       On a weighted average per share basis, net income was $1.22 per share based on 1,629,524 shares for the first six months of 2002 as compared to $1.29 per share on 1,621,120 shares for the first six months of 2001. On a fully diluted basis, net income per share was $1.21 for the first six months of 2002 on 1,640,677 shares as compared to $1.28 on 1,631,120 shares for the first six months of 2001. On a weighted average per share basis, net income was $0.65 per share based on 1,628,611 shares for the three months ended June 30, 2002 as compared to $0.63 per share based on 1,620,874 shares for the same period of 2001. On a fully diluted basis, net income per share was $0.65 per share for the three months ended June 30, 2002 on 1,640,131 shares as compared to $0.62 on 1,630,874 shares for the same period of 2001.

(b) Financial Condition

       The registrant's total assets increased 2.9 percent to $374,240,496 during the six months ended June 30, 2002, from $363,631,787 at December 31, 2001. Loans and leases, net of allowance for credit losses, totaled $217,143,400 at June 30, 2002, a 5.5 percent increase compared to $205,829,426 at December 31, 2001. Investment securities increased $2,537,712, or 2.2 percent, to $118,087,323 at June 30, 2002, from $115,549,611 at December 31, 2001.  The unrealized gain on securities, net of tax, was $2,085,906 at June 30, 2002 as compared to $1,414,799 at December 31, 2001. The increase in unrealized gains on securities occurred as a result of the decline in the general level of interest rates that began during 2001.  Federal funds

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

sold decreased $1,573,000, or 19.1 percent to $6,650,000 at June 30, 2002, from $8,223,000 at December 31, 2001. The decrease in federal funds sold was the result of loans growing more quickly than deposits.
       Total liabilities increased by 3.0% to $331,455,228 for the six months ended June 30, 2002, compared to $321,896,577 at December 31, 2001. This increase was primarily due to a $5,059,772 or 1.6 percent increase in interest bearing deposits and a $4,550,200 or 10.8 percent increase in non-interest bearing deposits for the six months ended June 30, 2002.  Non-performing assets increased to approximately $5,938,400 for the six-months ended June 30, 2002 compared to approximately $2,865,100 at December 31, 2001.  Non-performing assets at June 30, 2002 included approximately $535,700 in other real estate owned, approximately $5,136,000 in non-accrual loans, and approximately $266,700 in loans past due ninety days or more as to interest or principal payment. There were no restructured loans at June 30, 2002.  The increase in the registrant's non-accrual loans at June 30, 2002 was principally related to the registrant's placement of a United States Department of Agriculture guaranteed loan on non-accrual status. Eighty percent of the principal amount of the loan is guaranteed by the United States Department of Agriculture and the registrant believes that its credit exposure on the loan is approximately $870,000, or twenty percent of the principal, which amount, the registrant believes is fully secured by the value of the underlying collateral that is available to the bank. At December 31, 2001, the corresponding figures were approximately $296,700 in other real estate owned, approximately $2,166,000 in non-accrual loans, approximately $402,400 in loans past due ninety days or more, and no loans restructured.
       Net charge-offs for the six-months ended June 30, 2002 were approximately $430,000 for a net charge-off ratio of .20 percent. This compares to net charge-offs of approximately $353,000 for the six-months ended June 30, 2001 for a net charge-off ratio of .20 percent and net charge-offs of approximately $843,000 for the year ended December 31, 2001 for a net charge-off ratio of .40 percent.
       The registrant has computed allowances for credit losses which management believes to be sufficient. The allowance for credit losses has decreased $21,604 since December 31, 2001. The total allowance for credit losses was $3,065,982 as of June 30, 2002. The allowance for credit losses was 51.6 percent of non-performing assets as of June 30, 2002 and 107.8 percent of non-performing assets as of December 31, 2001. However, as mentioned previously, a substantial portion of non-accrual loans at June 30, 2002 was government guaranteed. If the guaranteed portion of non-accrual loans is deducted from non-performing assets, the allowance for credit losses was 124.1 percent of non-performing assets as of June 30, 2002. Management believes that the reserve for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $3,366,322 between December 31, 2001 and June 30, 2002.  This decrease was a result of loans increasing faster than deposits.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $14,878,588 at June 30, 2002, representing 12.6 percent of the registrant's investment portfolio as compared to 8.4 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future. Other sources of liquidity include maturing loans and federal funds sold.
        At June 30, 2002, the registrant had unfunded loan commitments outstanding of approximately $28,800,000 and outstanding standby letters of credit of approximately $525,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short -term basis to borrow and purchases federal funds form other financial institutions.
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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent. The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios at June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001

	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$ 40,699	$ 40,266
Risk-weighted assets	$ 269,122	$ 254,789
Tier I capital to risk-weighted assets	15.12%	15.80%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$ 43,781	$ 43,354
Risk-weighted assets	$ 269,122	$ 254,789
Total capital to risk-weighted assets	16.27%	17.02%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Assets (Leverage Ratio)
Tier I capital	$ 40,699	$ 40,266
Total assets	$ 370,926	$ 358,079
Tier I capital to total assets	10.97%	11.25%
Regulatory requirement	4.00%	4.00%

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
       There have been no material changes in reported market risks during the six months ended June 30, 2002.

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

     None

PART II - OTHER INFORMATION
____________________________________________

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on April 25, 2002, there were 1,060,672 shares represented.  The number of shares required for a quorum was 814,921. Of the 1,060,672 shares represented at the meeting, the following votes or abstentions were given with respect to the election of registrant's directors.

	For	Against	Abstain
David E. Bagley	999,651	21,965	39,056
Johnny Bevill	999,401	22,215	39,056
James K. Blackburn, IV	1,021,416	200	39,056
Wade Boggs	970,494	51,122	39,056
James H. Butler	970,494	51,122	39,056
James T. Cox	1,020,831	785	39,056
Parmenas Cox	1,019,679	1,937	39,056
Gregory G. Dugger	970,294	51,322	39,056
Charles D. Haney	998,441	23,175	39,056
James Rand Hayes	970,494	51,122	39,056
Mark A. Hayes	969,944	51,672	39,056
William A. McNairy	999,851	21,765	39,056
W. Harwell Murrey	969,794	51,822	39,056
Bill Yancey	1,021,616	0	39,056

     On the basis of these figures, the above named directors were declared duly elected.

     Also brought to a vote was the ratification of the selection of Putman and Hancock, Certified Public Accountants, as external auditors for the ensuing year. Of the 1,060,672 shares represented, there were 1,047,406 shares voted for, 1,800 shares voted against and 11,466 shares abstaining. On the basis of these figures, the selection of Putman and Hancock, Certified Public Accountants was declared ratified.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit 11.    Statement of Computation of Per Share Earnings
           Exhibit 99.1  Certification of James T. Cox, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.
           Exhibit 99.2  Certification of Harold Bass, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.

     (b)  No current reports on Form 8-K have been filed during the second quarter of 2002.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                            FIRST PULASKI NATIONAL CORPORATION

Date:  August 14, 2002                                         /s/James T. Cox
           _____________                                        _________________________________________
                                                                             James T. Cox, Chairman of the Board and Chief Executive Officer

Date:  August 14, 2002                                          /s/Harold Bass           _____________                                         _________________________________________
                                                                             Harold Bass, Secretary/Treasurer
                                                                             (The registrant's Principal Financial Officer and
                                                                               Principal Accounting Officer)