Form 10-Q
period 2002-09-30
FIRST PULASKI NATIONAL CORP
filed 2002-11-14
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended           September 30, 2002

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

Common Stock, $1.00 par value -- 1,641,706 Shares Outstanding as of October 31, 2002.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2002	2001

Cash and due from banks	$ 13,078,544	$ 15,206,058
Federal funds sold	5,736,000	8,223,000

Cash and cash equivalents	18,814,544	23,429,058

Securities available for sale	109,981,911	115,199,716
Securities held to maturity	0	349,895

Loans net of unearned income	229,727,748	208,917,012
Allowance for credit losses	(3,157,818)	(3,087,586)

Total net loans	226,569,930	205,829,426

Bank premises & equipment	10,578,814	11,106,434
Accrued interest receivable	3,900,664	4,100,074
Prepayments & other assets	3,962,776	3,320,498
Other real estate	446,633	296,686

TOTAL ASSETS	$ 374,255,272	$ 363,631,787
	=============	=============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing balances	$ 43,593,616	$ 42,027,306
Interest bearing balances	281,394,508	274,606,731

Total deposits	324,988,124	316,634,037

Other borrowed funds	2,326,254	1,455,615
Accrued taxes	265,370	0
Accrued interest on deposits	854,735	1,456,598
Other liabilities	1,985,292	2,350,327

TOTAL LIABILITIES	330,419,775	321,896,577

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;1,642,774 and 1,632,774 shares issued and outstanding	1,642,774	1,632,774
Capital surplus	4,700,217	4,582,699
Retained earnings	35,359,958	34,104,938
Accumulated other comprehensive income, net	2,132,548	1,414,799

TOTAL STOCKHOLDERS' EQUITY	43,835,497	41,735,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 374,255,272	$ 363,631,787
	=============	=============
* See accompanying note to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

INTEREST INCOME:
Loans, including fees	$4,628,281	$4,907,211	$13,947,944	$15,018,943
Investment securities	1,442,203	1,713,031	4,518,924	4,879,235
Deposits	24	-	43	-
Federal funds sold	31,604	83,062	117,979	384,005

Total interest income	6,102,112	6,703,304	18,584,890	20,282,183

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	85,223	109,912	295,845	340,772
Savings & MMDAs	550,989	282,763	1,355,128	786,817
Time	1,460,609	2,774,820	5,303,806	8,624,308
Borrowed funds	36,047	25,204	99,169	78,598

Total interest expense	2,132,868	3,192,699	7,053,948	9,830,495

NET INTEREST INCOME	3,969,244	3,510,605	11,530,942	10,451,688

Provision for loan losses	304,747	169,500	729,562	614,966

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,664,497	3,341,105	10,801,380	9,836,722

OTHER INCOME:
Service charges on deposit accounts	602,529	562,547	1,627,133	1,836,088
Other service charges and fees	84,574	121,509	282,201	306,744
Security gains	243,870	114,035	258,619	158,491
Dividends	16,649	20,432	81,077	76,810
Mortgage banking fees	116,777	87,451	357,553	211,704
Other	102,956	333,823	304,705	379,364

Total other income	1,167,355	1,239,797	2,911,288	2,969,201

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

OTHER EXPENSES:
Salaries and employee benefits	1,612,814	1,429,379	4,721,294	4,183,967
Occupancy expense, net	285,723	243,151	902,157	788,241
Furniture and equipment expense	275,404	261,353	784,081	625,819
Advertising and public relations	112,043	145,624	400,433	375,910
Other operating expenses	615,101	839,305	2,064,875	2,088,614

Total other expenses	2,901,085	2,918,812	8,872,840	8,062,551

Income before taxes	1,930,767	1,662,090	4,839,828	4,743,372
Applicable income taxes	646,503	548,700	1,575,165	1,534,038

NET INCOME	$1,284,264	$1,113,390	$3,264,663	$3,209,334
	==========	==========	==========	==========

Earnings per common share:
Basic	$ 0.78	$ 0.68	$ 2.00	$ 1.98
Diluted	$ 0.78	$ 0.68	$ 1.99	$ 1.97

Dividends per common share	$ 0.41	$ 0.41	$ 1.23	$ 1.23

Weighted average shares for
period - basic	1,642,016	1,631,860	1,633,734	1,624,739
- diluted	1,642,016	1,641,719	1,644,628	1,632,342

* See accompanying note to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2002

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, Dec. 31, 2001	$ 1,632,774	$ 4,582,699	$ 34,104,938	$ 1,414,799	$ 41,735,210

Comprehensive income:
Net Income			3,264,663

Change in unrealized
gains (losses) on AFS
securities, net of tax				547,060

Less reclassification
adjustment, net of
deferred income tax
benefit of $87,930				170,689

Comprehensive income					3,982,412

Cash Dividends
($1.23 per share)			(2,009,643)		(2,009,643)

Common stock issued	18,945	555,633			574,578

Common stock repurchased	(8,945)	(438,115)			(447,060)

Balance, September 30, 2002	$ 1,642,774	$ 4,700,217	$ 35,359,958	$ 2,132,548	$ 43,835,497
	==========	==========	==========	==========	==========
* See accompanying note to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended September 30,
	2002	2001

Cash flows from operating activities
Net income	$ 3,264,663	$ 3,209,334
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	729,562	614,966
Depreciation of premises and equipment	808,280	646,129
Amortization and accretion of investment securities, net	239,709	(80,819)
Deferred income tax expense	83,468	3,687
(Gains) losses on sale of other assets	37,199	(18,237)
Security gains, net	(258,619)	(158,491)
Loans originated for sale	(12,449,184)	(5,710,280)
Proceeds from sale of loans	13,148,684	5,915,883
Increase (decrease) in interest receivable	199,410	(389,576)
Increase in prepayments/other assets	(642,278)	(1,280,402)
Decrease in accrued interest payable	(601,863)	(910,473)
Increase (decrease) in accrued taxes	265,370	(369,041)
Increase (decrease) in other liabilities	(854,714)	903,558

Net cash from operating activities	3,969,687	2,376,238

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	34,140,763	24,663,345
Proceeds from sale of investment securities available for sale	5,724,410	12,990,059
Purchase of investment securities available for sale	(33,154,602)	(42,015,994)
Net increase in loans	(22,633,381)	(3,137,157)
Capital expenditures	(310,673)	(2,302,313)
Proceeds from sale of other assets	306,680	116,861

Net cash used by investing activities	(15,926,803)	(9,685,199)

Cash flows from financing activities:
Proceeds from borrowings	1,046,000	0
Net increase in deposits	8,354,087	27,027,431
Cash dividends paid	(2,009,642)	(1,911,497)
Proceeds from issuance of common stock	574,578	562,612
Payments to repurchase shares of common stock	(447,060)	(506,100)
Borrowings repaid	(175,361)	(150,971)

Net cash from financing activities	7,342,602	25,021,475

Net increase (decrease) in cash and cash equivalents	(4,614,514)	17,712,514
Cash and cash equivalents at beginning of period	23,429,058	16,890,407

Cash and cash equivalents at end of period	18,814,544	34,602,921
	===========	===========
* See accompanying note to consolidated financial statements (unaudited).

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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2001, which report was filed with the Securities and Exchange Commission on or about March 30, 2002. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," "may," "intend," "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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

Critical Accounting Policies

       The accounting principles we follow and our methods of applying these principles conform to accounting principles generally accepted in the United States and with general practices within the banking

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

industry. In connection with the application of those principles to the determination of our allowance for loan losses, we have made judgments and estimates which have significantly impacted our financial position and results of operations.
       The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. Our methodology of assessing the appropriateness of the allowance consists of several elements, which include the formula allowance, as well as specific allowances.
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
       Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $25,000 and all loans criticized as "Special Mention" over $100,000 are reviewed quarterly by the Executive and Loan Committee of the registrant's bank subsidiary Board of Directors to review the level of loan losses required to be specifically allocated.

     (a) Results of Operations

       Net income of the registrant was $3,264,663 for the first nine months of 2002. This amounted to an increase of $55,329, or 1.7 percent, compared to the first nine months of 2001.  For the three-month period ended September 30, 2002, net income increased $170,874, or 15.3 percent to $1,284,264, as compared to the three months ended September 30, 2001.  Net interest income increased $1,079,254 during the first nine months of 2002 as compared to the first nine months of 2001. However, this increase was largely offset by a $810,289 increase in the other expenses and by a $114,596 increase in provision for loan losses during the first nine months of 2002 as compared to the first nine months of 2001. Net interest income increased $458,639 for the three-month period ended September 30, 2002 as compared to the same period of 2001. However, this increase was partially offset by an increase in provision for loan losses of $135,247, a decrease in other income of $72,442 and an increase in taxes of $97,803 for the three months ended September 30, 2002 as compared to the same period of 2001.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income increased $458,639, or 13.1 percent during the third quarter of 2002 as compared to the third quarter of 2001.  Total interest income decreased $601,192, or 9.0 percent for the third quarter of 2002 as compared to the same period in 2001. The decrease in total interest income was primarily due to the lower interest rate environment that began to take effect during the first quarter of 2001. However, the decrease in total interest income was more than offset by a decrease in total interest expense of $1,059,831, or 33.2 percent for the third quarter of 2002 as compared to the same period in 2001. The decrease in total interest expense was again primarily due to the lower interest rate environment. The percentage change was greater for the total interest expense than the total interest income primarily due to the general decline in the level of interest rates that occurred in 2001 and continued through the first quarter of 2002. Interest rates stabilized somewhat during the second and third quarters of 2002; however, interest rates were at historically low levels and continued a slight decline throughout the second and third quarters of 2002. Since the registrant is liability sensitive, the declining interest rate environment present throughout 2001 and into 2002, caused the average interest rate paid on deposits to decrease faster than the average rate earned on loans and investments.
        Net interest income of the registrant for the nine-month period ended September 30, 2002 increased by $1,079,254, or 10.3 percent, as compared to the nine months ended September 30, 2001. Total interest income decreased $1,697,293, or 8.4 percent for the first nine months of 2002 as compared to the same period in 2001. This decrease was primarily the result of the declining interest rate environment which caused the interest income on loans to decrease $1,070,999 for the first nine months of 2002 as compared to the same period of 2001. However, the decrease in total interest income was offset by a decrease in total interest expense of $2,776,547, or 28.2 percent for the first nine months of 2002 as compared to the same period in 2001. The decrease in total interest expense was primarily caused by a $3,320,502 decrease in interest expense on time deposits that was partially offset by a $568,311 increase in interest expense on savings and money market accounts for the nine months ended September 30, 2002 as compared to the same period in 2001.  The increase in interest expense on savings and money market accounts was primarily due to a large increase in money market account balances. Much of this increase in money market balances was offset by a decrease in time deposits; thus resulting in significantly lower interest expense on time deposits and increasing interest expense on money market accounts. The apparent cause of the flow of funds from time deposits to money market accounts seems to be the low interest rate environment prevalent throughout 2002 and the improved liquidity offered by money market accounts. Money market accounts have allowed depositors to hedge against interest rate increases since the funds may be removed with little notice and no early withdrawal penalties are incurred, as with time deposits.
       Total other income decreased $72,442, or 5.8 percent for the three-month period ended September 30, 2002, as compared to the three-month period ended September 30, 2001. This decrease in other income was primarily due to a $230,867 decrease in other income for the three months ended September 30, 2002 as compared to the same period of 2001. This decrease was primarily due to a $205,868 decrease in income from First Pulaski Reinsurance Company ("FPRC") during the third quarter of 2002 as compared to the third quarter of 2001. FPRC is a wholly-owned subsidiary of First National Bank of Pulaski, the registrant's wholly-owned banking subsidiary. FPRC received its insurance license during the third quarter of 2001. Revenues and expenses that FPRC incurred in the first and second quarters of 2001 were held in escrow until FPRC received its insurance license during the third quarter of 2001. Thus, the third quarter of 2001 contained revenue and expenses that occurred throughout first nine months of 2001. However, much of this

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

decrease in other income was offset by a $129,835 increase in security gains and a $29,326 increase in mortgage banking fees.
       Total other income decreased $57,913, or 2.0 percent for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. The decrease was primarily due to a $208,955 decrease in service charges on deposit accounts and a $74,659 decrease in other income for the nine months ended September 30, 2002 as compared to the same period of 2001. The decline in service charges on deposit accounts primarily resulted from a decrease in overdraft fees for the first nine months of 2002 as compared to the same period of 2001. The decrease in other income was primarily due to an approximately $50,000 decrease in income from FPRC during the nine months ended September 30, 2002 as compared to the same period of 2001as a result of the escrow arrangement described above. However, the decrease in total other income was largely offset by a $100,128 increase in security gains and a $145,849 increase in mortgage banking fees during the nine months ended September 30, 2002 as compared to the same period of 2001.
       For the three-month period ended September 30, 2002, total other expenses decreased $17,727, or 0.6 percent as compared to the three-month period ended September 30, 2001. Salaries and employee benefits increased $183,435, or 12.8 percent for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Also, occupancy expense increased $42,572, or 17.5 percent during the third quarter of 2002 as compared to the third quarter of 2001. Much of the increase in occupancy expense was due to increased depreciation on the registrant's new banking facility located in Fayetteville, Tennessee that was completed during December 2001. However, these increases were offset by a $224,204 decrease in other operating expenses and a $33,581 decrease in advertising and public relations expenses during the three months ended September 30, 2002 as compared to the same period of 2001. As with other income, much of the decrease in other operating expenses was due to the fact that operating expenses for the three months ended September 30, 2001 included nine months of FPRC's expenses. Other expenses of FPRC during the third quarter of 2002 decreased $167,319 as compared to the same period of 2001.
       Total other expenses increased $810,289, or 10.1 percent, for the nine months ended September 30, 2002 as compared to same period last year. For the nine-month period ended September 30, 2002 salaries and employee benefits increased $537,327, or 12.8 percent as compared to the same period of 2001. Occupancy expenses increased $113,916 for the nine months ended September 30, 2002 as compared to the same period of 2001. Again, this was primarily the result of increased depreciation expense attributable to the new Fayetteville building, as well as an increase in expenses related to repairs and maintenance of the registrant's banking facilities. Furniture and equipment expense increased $158,262 for the nine months ended September 20, 2002 as compared to the same period of 2001 primarily due to a significant upgrade in computer equipment by the registrant's subsidiary bank during the third quarter of 2001, resulting in increased depreciation expense in 2002
       The provision for credit losses for the three-month period ended September 30, 2002, increased $135,247 or 79.8 percent over the same period of 2001. For the nine months ended September 30, 2002, the increase in provision for credit losses was $114,596, or 18.6 percent, over the same period in 2001. The increases in provision for possible credit losses for both the three and nine months ended September 30, 2002 were primarily the result of the increase in loans that the registrant experienced during the first nine months of 2002 as compared to the first nine months of 2001 and a deterioration in local economic conditions that led to higher specific allowances. Loans, net of unearned income, increased over $20,800,000 during the first nine months of 2002, compared to an almost $5,000,000 increase during the first nine months of 2001. This large increase in loans during the first nine months of 2002 led to an increase in the formula allowance referred to under the section titled "Critical Accounting Policies".

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
        For the three-month period ended September 30, 2002, income before taxes increased $268,677, or 16.2 percent, as compared to the three months ended September 30, 2001.  Applicable income taxes increased $97,803, or 17.8 percent for the three-month period ended September 30, 2002 as compared to the same period in 2001.
       For the nine-month period ended September 30, 2002, income before taxes increased $96,456, or 2.0 percent, as compared to the nine-month period ended September 30, 2001. Applicable income taxes increased $41,127, or 2.7 percent for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.
       On a basic weighted average per share basis, net income was $2.00 per share based on 1,633,734 shares for the first nine months of 2002 as compared to $1.98 per share based on 1,624,739 shares for the first nine months of 2001. On a fully diluted basis, net income per share was $1.99 for the first nine months of 2002 on 1,644,628 shares as compared to $1.97 on 1,632,342 shares for the first nine months of 2001. For the three months ended September 30, 2002, the basic weighted average net income per share was $0.78 based on 1,642,016 shares as compared to $0.68 per share based on 1,631,860 for the three months ended September 30, 2001. On a fully diluted basis, net income per share was $0.78 for the three months ended September 30, 2002 based on 1,642,016 shares as compared to $0.68 per share based on 1,641,719 shares for the three months ended September 30, 2001.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (net of unrealized gain or loss on securities) for the nine months ended September 30, 2002 (annualized) and for the year ended December 31, 2001.

	For nine months ended	For year ended
	September 30, 2002	December 31, 2001

Return on assets	1.18%	1.23%
Return on equity	10.71%	10.78%

(b) Financial Condition

       The registrant's total assets increased 2.9 percent to $374,255,272 during the nine months ended September 30, 2002, from $363,631,787 at December 31, 2001. Loans and leases, net of allowance for credit losses, totaled $226,569,930 at September 30, 2002, a 10.1 percent increase compared to $205,829,426 at December 31, 2001. The registrant's bank subsidiary originated certain real estate mortgages that it sold in the secondary market. These loans totaled $12,449,184 for the nine months ended September 30, 2002 as compared to $5,710,280 for the nine months ended September 30, 2001. Investment securities decreased $5,567,700, or 4.8 percent, to $109,981,911 at September 30, 2002, from $115,549,611

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

at December 31, 2001.  The unrealized gain on securities, net of tax, was $2,132,548 at September 30, 2002 as compared to $1,414,799 at December 31, 2001. The increase in unrealized gains on securities occurred as a result of the decline in the general level of interest rates that began during 2001 and continued into 2002.  Federal funds sold decreased $2,487,000, or 30.2 percent to $5,736,000 at September 30, 2002, from $8,223,000 at December 31, 2001. The decrease in investment securities and federal funds sold was primarily the result of loans growing more quickly than deposits during the first nine months of 2002.
       Total liabilities increased by 2.6% to $330,419,775 for the nine-months ended September 30, 2002, compared to $321,896,577 at December 31, 2001. This increase was primarily due to a $6,787,777 or 2.5 percent increase in interest bearing deposits.  Non-performing assets increased to approximately $6,080,400 at September 30, 2002 compared to approximately $2,865,100 at December 31, 2001.  Non-performing assets at September 30, 2002 included approximately $446,600 in other real estate owned, approximately $5,302,500 in non-accrual loans, and approximately $331,300 in loans past due ninety days or more as to interest or principal payment. Additionally, there were approximately $62,000 in restructured loans at September 30, 2002.  The increase in the registrant's non-accrual loans at September 30, 2002 was principally related to the registrant's placement of a large United States Department of Agriculture guaranteed loan on non-accrual status. Eighty percent of the principal amount of the loan is guaranteed by the United States Department of Agriculture and management believes that its twenty percent credit exposure on the loan is sufficiently secured by the value of the underlying collateral that is available to the bank. At December 31, 2001, the corresponding figures were approximately $296,700 in other real estate owned, approximately $2,166,000 in non-accrual loans, approximately $402,400 in loans past due ninety days or more, and no loans restructured.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded if the above nonaccrual loans had been current in accordance with their original terms was $248,074.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the nine months ended September 30, 2002 were approximately $659,300 for a net charge-off to total loans ratio of 0.29 percent. This compares to net charge-offs of approximately

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$606,000 for the nine months ended September 30, 2001 for a net charge-off to total loans ratio of 0.29 percent.
       The registrant has computed allowances for credit losses which management believes to be sufficient. The allowance for credit losses has increased $70,232 since December 31, 2001. The total allowance for credit losses increased to $3,157,818 as of September 30, 2002 from $3,087,586 as of December 31, 2001. The allowance for credit losses was 51.9 percent of non-performing assets as of September 30, 2002 and 107.8 percent of non-performing assets as of December 31, 2001. However, as mentioned previously, a substantial portion of the total amount of non-accrual loans at September 30, 2002 carried a government guarantee as to a substantial portion of the principal amount of these loans. If the guaranteed portion of non-accrual loans were deducted from non-performing assets, the allowance for credit losses would have been 120.9 percent of non-performing assets as of September 30, 2002. Management believes that the allowance for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks. Cash and cash equivalents decreased $4,614,514 between December 31, 2001 and September 30, 2002.  This decrease was the primarily the result of loans increasing faster than deposits.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $12,381,769 at September 30, 2002, representing 11.3 percent of the registrant's investment portfolio as compared to 10.3 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies the registrant's entire investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. As mentioned previously, federal funds sold decreased by $2,487,000, or 30.2 percent from December 31, 2001 to September 30, 2002.
       At September 30, 2002, the registrant had unfunded loan commitments outstanding of approximately $26,700,000 and outstanding standby letters of credit of approximately $572,000. Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.
       As discussed above, the registrant's bank subsidiary originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days. These loans are considered in the computation of the allowance for loan losses to cover future defaults. The total mortgage loans sold with repurchase requirements outstanding as of September 30, 2002 was approximately $5,504,000.

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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent. The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios as of September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001

	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$41,563	$40,266
Risk-weighted assets	$275,862	$254,789
Tier I capital to risk-weighted assets	15.07%	15.80%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$44,721	$43,354
Risk-weighted assets	$275,862	$254,789
Total capital to risk-weighted assets	16.21%	17.02%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Average Assets (Leverage Ratio)
Tier I capital	$41,563	$40,266
Total quarterly average assets	$368,952	$358,079
Tier I capital to quarterly average assets	11.27%	11.25%
Regulatory requirement	4.00%	4.00%

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
       Interest rate risk management focuses on the earnings risk associated with changing interest rates, as well as the risk to the present value of the registrant's equity. Management seeks to maintain profitability in both immediate and long-term earnings through funds management and interest rate risk management. The registrant's rate sensitive position has an important impact on earnings and the present value of the registrant's equity. Management of the registrant meets regularly to analyze the rate sensitivity position, focusing on the spread between the cost of funds and interest yields generated primarily through loans and investments. Management also seeks to maintain stability in the net interest margin under varying interest rate environment. These goals are accomplished through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
        Analysis of rate sensitivity and rate gap analysis are the primary tools used to asses the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments, changes in market conditions, and pricing and deposit volume and mix. Since these assumptions are inherently uncertain, net interest income can not be precisely estimated nor can the impact changes in interest rates be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.
       There have been no material changes in reported market risks during the nine months ended September 30, 2002.

Item 4. Controls and Procedures

       The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Company's principal financial officer concluded that the Company's disclosure controls and procedures were effective.

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of such evaluation.

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

     (a)   Exhibit 11.1 Statement of Computation of Per Share Earnings
            Exhibit 99.1 Certification of James T. Cox, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.
            Exhibit 99.2 Certification of Harold Bass, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.

     (b)  No current reports on Form 8-K have been filed during the third quarter of 2002.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 14, 2002                                       /s/James T. Cox
          ________________                                      _________________________________________
                                                                                James T. Cox, Chairman of the Board and
                                                                                Chief Executive Officer

Date:  November 14, 2002                                       /s/Harold Bass             _______________                                      _________________________________________
                                                                                Harold Bass, Secretary/Treasurer
                                                                                (The registrant's Principal Financial Officer and
                                                                                Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James T. Cox, certify that:

  I have reviewed this quarterly report on Form 10-Q of First Pulaski National Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
    any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                                          /s/James T. Cox
                                                                                    James T. Cox, Chairman of the Board and
                                                                                   Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Harold Bass, certify that:

  I have reviewed this quarterly report on Form 10-Q of First Pulaski National Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
    any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    Date:  November 14, 2002                                          /s/Harold Bass
                                                                                                        Harold Bass, Secretary/Treasurer
                                                                                                       (The registrant's Principal Financial Officer and
                                                                                                       Principal Accounting Officer)