Form 10-K
period 2002-12-31
FIRST PULASKI NATIONAL CORP
filed 2003-03-31
CIK 354706

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.

Commission File Number 0-10974

FIRST PULASKI NATIONAL CORPORATION

State of incorporation: Tennessee IRS Employer ID No.: 62-1110294

206 South First Street, Pulaski, Tennessee 38478
 (Address of principal executive offices)

Registrant's telephone number, including area code:  931-363-2585

Securities registered under Section 12(b) of the Exchange Act:             None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock Par Value $1.00 Per Share
 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [    ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 28, 2002 was $73,357,450. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $50 per share, the price at what the registrant's common stock was traded on June 13, 2002, the closest trade, of which the registrant has knowledge, to June 28, 2002.

Shares of Common Stock outstanding on February 28, 2003 were 1,643,252.

Documents Incorporated by Reference:
Part III. Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 24, 2003 are incorporated by reference into Items 10, 11, 12 and 13.

PART I

ITEM 1: BUSINESS

First Pulaski National Corporation, (the "Corporation") is a financial corporation engaged in general commercial and retail banking business through its subsidiary bank First National Bank of Pulaski ("First National" or the "Bank").  On June 12, 2001, the Corporation signed a definitive agreement to acquire all of the outstanding common stock of Belfast Holding Company, a privately owned, Tennessee bank holding company with one bank subsidiary, the Bank of Belfast, with offices in Belfast and Lewisburg, Marshall County, Tennessee.  On October 17, 2001, the Corporation consummated its acquisition of Belfast Holding Company pursuant to which Belfast Holding Company merged with and into the Corporation with the Corporation surviving the merger.  The Corporation merged the Bank of Belfast into First National Bank of Pulaski on April 12, 2002.

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

On November 1, 2002, the bank formed FNBP Holdings, Inc ("FNBP Holdings"), which is a corporation organized and existing under the laws of the state of Nevada. FNBP Holdings only major activity is the ownership of stock in FNBP Investments, Inc ("FNBP Investments").  FNBP Investments was also formed on November 1, 2002 and was organized and exists under the laws of the state of Nevada.  The principal activity of FNBP Investments is to manage the investment securities portfolio.

The Corporation was organized under the laws of the state of Tennessee in 1981 and its only significant asset is the common stock of First National, headquartered in Pulaski, Tennessee.

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

The Corporation owns all of the common stock of the Bank. At December 31, 2002, the Corporation and its subsidiaries had combined total assets of $381,669,730.

At December 31, 2002, the bank had long-term indebtedness of approximately $3.56 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati.  Note H to the Corporation's Consolidated Financial Statements, includes a detailed analysis of this debt.  The Corporation derives its primary source of funds from deposits acquired through its subsidiary bank.  First National is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits.  The bank is the fifth largest financial institution in Marshall County, Tennessee, measured by county deposits.

As of February 28, 2003 First National had 158 employees, 18 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three market areas, Giles County, Tennessee, Lincoln County, Tennessee and Marshall County, Tennessee.  The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County.  First National competes in Giles County with five (5) commercial banking organizations. Two (2) of the five (5) commercial banking competitors are small community banking organizations.  The other three (3) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies.  From June 30, 2000 to June 30, 2002, total deposits for all commercial banks in the Giles County market have increased 10.5% from $455.4 million to $503.4 million.  The Bank has five (5) offices in Giles County and approximately 61% of its deposits are located there.  As of June 30, 2001, First National had the largest market share of banks in Giles County with a 39.8% share of the bank deposits, over twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee.  Pulaski is the largest city in Giles County.  Giles County had an estimated population of 29,675 in 2001 and a median household money income of $34,824 in 1999.

Lincoln County.  First National competes in Lincoln County with six (6) commercial banking organizations.  Five (5) of the commercial banking competitors are owned by regional or national multi-bank holding companies.  The other commercial banking competitor is a small community banking organization.  From June 30, 2000 to June 30, 2002, total deposits for all commercial banks in Lincoln County increased 1.0% from $360.9 million to $364.9 million.  The Bank has two (2) branch offices located in this market, and approximately 31% of its deposits are located there.  As of June 30, 2002, First National had a 29.3% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee approximately 80 miles from Nashville, Tennessee.  The largest city in Lincoln County is Fayetteville.  Lincoln County had an estimated population of 31,316 in 2001, and a median household money income of $33,434 in 1999.

Marshall County.  First National competes in Marshall County with four (4) commercial banking organizations.  Three (3) of the four (4) commercial banking competitors are small community banking organizations.  The other commercial banking competitor is owned by a national bank holding company.  From June 30, 2000 to June 30, 2002, total deposits for all commercial banks in the Marshall County market have decreased 0.8% from $357.9 million to $355.1 million.  The bank has two (2) offices in Marshall County and approximately 8% of its deposits are located there.  As of June 30, 2002, First National Bank of Pulaski had the fifth largest market share of banks in Marshall County with a 5.8% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee.  Lewisburg is the largest city in Marshall County.  Marshall County had an estimated population of 27,106 in 2001 and a median household money income of $38,457 in 1999.

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

The Corporation does not maintain an internet website.  As such, the Corporation does not make available on a website free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.  The Corporation will, however, provide paper copies of such filings free of charge upon request.  To request any of these documents please write to First Pulaski National Corporation, Attention: Corporate Secretary, 206 South First Street, Pulaski, Tennessee 38478.

SUPERVISION AND REGULATION

Both the Corporation and First National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Corporation's and First National's operations.  These laws and regulations are generally intended to protect depositors and not shareholders . The following discussion describes the material elements of the regulatory framework, which apply.

First Pulaski National Corporation

The Corporation is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, it is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisition of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

*

Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

*	Acquiring all or substantially all of the assets of any bank; or

*	Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. T he Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Corporation or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee.  In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for five years.  Legislation has been introduced in the Tennessee General Assembly to reduce this time period from five years to three years.

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

*	The bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

*	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Corporation's common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking.  Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include: (i) factoring accounts receivable; (ii) acquiring or servicing loans; (iii) leasing personal property; (iv) conducting discount securities brokerage activities; (v) performing selected data processing services; (vi) acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and (vii) performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

Support of Subsidiary Institutions.  Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength for First National, and to commit resources to support First National.  This support may be required at times when, without this Federal Reserve policy, the Corporation might not be inclined to provide it.  In the unlikely event of the Corporation's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of First National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

First National

First National is a national bank chartered under the federal National Bank Act.  As a result, it is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the "OCC").  The OCC regularly examines First National's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Additionally, First National's deposits are insured by the FDIC to the maximum extent provided by law.  First National also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching.  While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state chartered banks in the states in which they are located.  With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee.  First National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws.  Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger or branch acquisition.  Tennessee, however only permits an out-of-state bank, short of an interstate merger, to branch into Tennessee through branch acquisition if the state of the out-of-state bank permits Tennessee based banks to acquire branches there.

FDIC Insurance.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described below, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy

The Corporation and First National are required to comply with the capital adequacy standards established by the Federal Reserve, in the Corporation's case, and the OCC, in the case of First National.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  First National is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets.  Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risks weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resource, Capital and Dividends " and Note M to the Notes to Consolidated Financial Statements.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed.  Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2002, First National was considered well capitalized by its primary regulator.

Payment of Dividends

The Corporation is a legal entity separate and distinct from First National.  The principal sources of its cash flow, including cash flow to pay dividends to its shareholders, are dividends that First National pays to it as its sole shareholder.  Statutory and regulatory limitations apply to First National's payment of dividends to the Corporation as well as to its payment of dividends to its shareholders.

The payment of dividends by the Corporation and First National may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  If, in the opinion of the OCC, First National was engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that First National stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  See "Prompt Corrective Action" above.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions.  The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Corporation's business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Corporation's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve's statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  The Corporation cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2: PROPERTIES

The Corporation, the Bank, and FPRC are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County.  The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years.  The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996.  The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that was completed in 1985.  Other banking facilities operated by the Bank include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee.  The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993.  The Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility that the Bank enlarged and renovated.  Growth in the Fayetteville operation led to the decision to build a significantly larger building.  The Bank moved from the leased facility in December 2001 to a new facility that it owns located on West College Street in Fayetteville, Tennessee. The Lincoln County branch in Park City, approximately seven miles south of Fayetteville was opened in the spring of 1993.  Rapid growth in the Park City operation led to a decision to build a significantly larger building.  Construction began in mid-1996 and was completed in the summer of 1997.  A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of mortgage lending.  The Belfast office, located on Fishing Ford Road, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980.  The Bank also acquired a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger.  Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 2002 amounted to $32,066.

ITEM 3: LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiaries is currently involved in any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals.  As such, price quotations are not available on NASDAQ or any other quotation service, the Corporation's Board of Directors has historically determined the "fair market value" of the Corporation's common stock for purposes of the Corporation's stock option plans, employee stock purchase plans, and employee stock ownership plans, based upon a valuation provided by an independent third party appraisal firm.  The most recent valuation (which was dated September 30, 2002) indicated a "fair market value" of $31.00 per share. The following trading prices for 2002 and 2001 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading	Dividends
	Prices	Paid
1st Quarter, 2002	$35.00 - $50.00	$0.41
2nd Quarter, 2002	$28.00 - $50.00	$0.41
3rd Quarter, 2002	$27.60 - $50.00	$0.41
4th Quarter, 2002	$28.00 - $50.00	$0.42

TOTAL ANNUAL DIVIDEND, 2002................		$1.65

1st Quarter, 2001	$33.00 - $50.00	$0.41
2nd Quarter, 2001	$27.60 - $50.00	$0.41
3rd Quarter, 2001	$28.00 - $50.00	$0.41
4th Quarter, 2001	$48.00 - $50.00	$0.42

TOTAL ANNUAL DIVIDEND, 2001................		$1.65

There are approximately 1,430 shareholders of record of the Corporation's common stock as of February 28, 2003.

The Corporation reviews its dividend policy at least annually.  The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of First National.  The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies, and by Tennessee laws relating to the payment of dividends by Tennessee corporations.  Because substantially all operations are conducted through its subsidiaries, the Corporation's ability to pay dividends also depends on the ability of the subsidiaries to pay dividends to the Corporation.  The ability of First National to pay cash dividends to the Corporation is restricted by applicable regulations of the OCC and the FDIC.  For a more detailed discussion of these limitations see "Supervision and Regulation - Payment of Dividends."

(remainder of page intentionally left blank)

ITEM 6: SELECTED FINANCIAL DATA

Basic earnings per share figures in the tables which follow are based on weighted average numbers of shares outstanding of 1,635,777 shares for 2002, 1,632,054 shares for 2001, 1,639,602 shares for 2000, 1,666,429 shares for 1999, and 1,648,237 shares for 1998, after giving retroactive effect of the merger of the Corporation and Belfast Holding Company in 2001.  Note O to the Consolidated Financial Statements which follows shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share.  Total average equity is net of unrealized gain or loss on securities.
	For Year Ended December 31,
	2002	2001	2000	1999	1998

	(dollars in thousands)
Interest income	$ 24,495	$ 26,761	$ 25,629	$ 24,034	$ 24,390
Interest expense	8,962	12,756	11,992	9,962	10,214
Net interest income	15,533	14,005	13,637	14,072	14,176
Loan loss provision	1,614	1,047	462	861	1,721
Non-interest income	3,780	4,026	3,146	2,777	2,807
Non-interest expense	11,759	10,762	10,002	10,188	9,185
Income before income tax	5,940	6,222	6,319	5,800	6,077
Net income	4,066	4,255	4,272	3,915	4,018

Total assets	$ 381,670	$ 363,632	$ 324,731	$ 301,105	$ 295,696
Loans, net of unearned interest	233,255	208,917	197,348	192,181	186,779
Securities	114,161	115,550	98,524	75,992	72,765
Deposits	331,248	316,634	280,077	258,029	252,377

Per Share Data:
Net Income-Basic	$ 2.49	$ 2.61	$ 2.61	$ 2.35	$ 2.44
Net Income-Diluted	2.47	2.60	2.59	2.34	2.43
Cash dividends paid	1.65	1.57	1.59	1.59	1.54

Total average equity	$ 41,083	$ 39,461	$ 38,899	$ 39,149	$ 37,632
Total average assets	373,179	347,191	312,178	302,900	291,396
Total year-end assets	381,670	363,632	324,731	300,888	295,753
Total long-term debt	3,562	1,456	1,659	1,849	2,028

Ratios
Avg equity to avg assets	11.01%	11.37%	12.46%	12.92%	12.91%
Return on average equity	9.90%	10.78%	10.98%	10.00%	10.68%
Return on average assets	1.09%	1.23%	1.37%	1.29%	1.38%

Note: Total average equity in the above table is net of unrealized gain/loss on investment securities.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Pulaski National Corporation is a one-bank holding company with its only direct subsidiary being First National in Pulaski, Tennessee.  During October 2001, the Corporation acquired Belfast Holding Company located in Belfast, Tennessee.  In April 2002, the Corporation merged the Bank of Belfast, its wholly owned subsidiary into First National.  The Corporation closed its nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc., which was a consumer finance company in 2001.  The following analysis reviews important factors affecting the financial condition and results of operations of the Corporation for the periods indicated.  This review should be read in conjunction with the consolidated financial statements and related notes.  Prior period amounts have been restated to reflect the acquisition of Belfast Holding Company.  See Note B in the Notes to Consolidated Financial Statements for a more detailed discussion the acquisition of the Belfast Holding Company.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended.  The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking.  All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements.  Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Corporation's market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (vii) changes in the legislative and regulatory environment and (viii) loss of key personnel.  Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Corporation.  The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

The accounting principles we follow and our methods of applying these principles conform to accounting principles generally accepted in the United States and with general practices within the banking industry.  In connection with the application of those principles to the determination of our allowance for loan losses, we have made judgements and estimates which have significantly impacted our financial position and results of operations.

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

For a more detailed description of other accounting policies the Corporation considers significant in the determination of its results of operations, statement of condition and cash flows, see Note A, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

 RESULTS OF OPERATIONS

OVERVIEW

Net income for 2002 was approximately $4.07 million or $2.47 per diluted share, compared with approximately $4.25 million or $2.60 per diluted share in 2001 and approximately $4.27 million or $2.59 per diluted share in 2000.  Return on average assets was 1.09% in 2002, 1.23% in 2001 and 1.37% in 2000.  The return on average equity was 9.9%, 10.8% and 11.0% for 2002, 2001 and 2000, respectively.  Expenses related to the merger of the Corporation and Belfast Holding Company negatively impacted earnings in 2001 and 2002.  Increased depreciation expenses related to major data and computer systems upgrades by First National in 2001 also negatively impacted earnings in 2001and 2002.  Also, the economic downturn adversely affected a particular large credit, causing a significant increase in the provision for loan losses in 2002.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense).  In 2002, net interest income increased by 10.9% to $15,532,726 from $14,005,279 in 2001, following an increase of 2.7% in 2001 from $13,636,572 in 2000.  The increase in net interest income in 2002 as compared to 2001 was primarily due to the growth experienced by the Corporation, as well as more effective pricing of loans and deposits by the Corporation.

Total assets of the Corporation increased approximately $18 million from December 31, 2001 to December 31, 2002.  Deposits increased approximately $14.6 million, while loans increased approximately $24.3 million from December 31, 2001 to December 31, 2002.  Since loans are the highest yielding product of the Corporation, the higher growth of loans over deposits contributed significantly to the increase in net interest income in 2002 as compared to 2001.  The net increase in net interest income in 2001 was due primarily to two factors.  The first factor again was the growth that the Corporation experienced.  Total assets of the Corporation increased $38.9 million from December 31, 2000 to December 31, 2001.  The second factor was the decline in the level of interest rates during 2001.  Since the Corporation was liability sensitive, this declining interest rate environment caused the average interest rate paid on deposits to decrease faster than the average rate earned on loans and investments.  However, since interest rates declined so rapidly, much of the normal advantage gained during a falling interest rate environment was eroded since many loan customers refinanced their debt.

Net interest income on a fully taxable equivalent basis increased $1,608,000 from 2001 to 2002.  This increase resulted from a $2,516,000 increase due to increased volumes and a $908,000 decrease due to lower interest rates. The increase in net interest income of $440,000 in 2001, on a taxable equivalent basis, resulted from an increase of $406,000  due to increased volumes and an increase of $34,000 due to interest rates.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances.  Management must maintain the spread between the yields earned and rates paid in managing the margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2002, 2001 and 2000.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2002			2001			2000
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans and lease financing	$221,996	18,599	8.38%	$198,347	$19,944	10.06%	$192,215	$19,927	10.37%
Taxable investment securities	86,694	4,776	5.51%	83,937	5,421	6.46%	72,108	4,507	6.25%
Non-taxable investment
securities	24,595	1,405	5.71%	21,275	1,180	5.55%	17,640	972	5.51%
Federal funds sold	8,707	147	1.69%	15,539	567	3.65%	8,100	504	6.22%
Time deposits in other banks	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total Interest-Earning Assets	341,992	24,927	7.29%	319,098	27,112	8.50%	290,063	25,910	8.93%

Non-interest Earning Assets:
Cash and due from banks	12,192			11,229			10,909
Premises and equipment, net	10,839			9,197			7,491
Other Assets	11,270			10,581			6,737
Less allowance for loan losses	(3,114)			(2,914)			(3,022)

Total Non-Interest-Earning Assets	31,187			28,093			22,115

TOTAL	$373,179			$347,191			$312,178
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$25,350	368	1.45%	$26,217	$566	2.16%	$24,080	$489	2.03%
Savings deposits	81,544	1,905	2.34%	36,219	945	2.61%	31,029	782	2.52%
Time deposits	175,930	6,551	3.72%	198,109	11,142	5.62%	173,966	10,607	6.10%
Other borrowed money	2,414	138	5.72%	1,541	102	6.62%	1,747	115	6.58%

Total Interest-Bearing Liabilities	285,238	8,962	3.14%	262,086	12,755	4.87%	230,822	11,993	5.20%

Non-Interest-Bearing Liabilities:
Demand deposits	41,612			39,607			40,223
Other liabilities	3,445			4,757			2,144
Total Non-Interest Bearing Liabilities
	45,057			44,364			42,367
Shareholders' Equity	42,884			40,741			38,989

TOTAL	$373,179			$347,191			$312,178
	======			======			======
Net interest earnings/spread,
on a taxable equivalent basis		15,965	4.67%		14,357	4.50%		13,917	4.80%
Taxable equivalent adjustments:
Loans		83			143			124
Investment securities		349			209			156

Total taxable equivalent adjustment		432			352			280

Net interest earnings		$15,533			$14,005			$13,637
		======			======			======

Note:  The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.  Loans include nonaccrual loans for all years presented.  Interest on loans includes loan fees.  Loan fees included above amounted to $1,160,456 for 2002, $1,169,047 for 2001 and $1,024,781.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.

	2002 Compared to 2001			2001 Compared to 2000
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans and lease financing	$2,378	(3,722)	($1,344)	$636	($619)	$17
Taxable investment securities	178	(823)	(645)	739	175	914
Non-taxable investment securities	184	41	225	200	8	208
Federal funds sold	(249)	(171)	(420)	463	(400)	63
Time deposits	0	0	0	0	0	0

Total Interest-Earning Assets	$2,491	($4,675)	($2,184)	$2,038	($836)	$1,202
	========	======	======	========	======	======

Interest Paid On:
Demand deposits	($19)	(179)	($198)	$43	34	$77
Savings deposits	1,183	(223)	960	131	32	163
Time deposits	(1,247)	(3,344)	(4,591)	1,472	(936)	536
Other borrowed money	58	(22)	36	(14)	1	(13)

Total Interest-Bearing Liabilities	($25)	($3,767)	($3,792)	$1,632	($870)	$762
	========	======	======	========	======	======
Net Interest Earnings, on a
taxable equivalent basis	$2,516	($908)	$1,608	$406	$34	$440
	========	======	======	========	======	======
Less: taxable equivalent adjustment			80			72

Net Interest Earnings			$1,528			$368
			======			======

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

NON-INTEREST INCOME

Non-interest income equaled $3,780,669 in 2002, a decrease of $244,838, or 6.1% from 2001.  The decrease is attributable primarily to a decrease of $145,198 in service charges on deposit accounts, a decrease of $128,148 in commissions and fees and a decrease of $112,217 in net gains on the sale of securities.  However, these decreases were partially offset by a $217,085 increase in mortgage banking fees.  Non-interest income in 2001 was $4,025,507, an increase of 27.9 % from 2000 due primarily to a $331,021 increase in commissions and fees and a $443,686 increase in net gains and losses on the sale of securities.

NON-INTEREST EXPENSE

Non-interest expense in 2002 was $11,759,027, up $997,474, or 9.3 % from 2001.  This increase is attributable primarily to a $656,298 increase in salaries and employee benefits and a $231,092 increase in furniture and equipment expense.  The increase in furniture and fixture expense was primarily due to increased depreciation expenses related to major data and computer upgrades in 2001.  Other operating expenses increased 1.5%, or $38,408 in 2002 as compared to 2001.  Non-interest expense in 2001 increased $759,593, or 7.6% due primarily to a $500,489 increase in salaries and employee benefits and a $145,546 increase in furniture and fixture expense.

LOAN LOSS PROVISION

The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential future losses on existing loans and to provide for uncertainties in the economy.  The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio.  First National utilizes an independent loan review function which considers loans on their own merits based on factors which include past loan experience, collateral value, off-balance sheet credit risk, and possible effects of prevailing economic conditions.  Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered.  Management performs calculations for the minimum allowance level needed and a final evaluation is made.  Note A to the Notes to Consolidated Financial Statements provides a detailed description of the Corporation's loan loss methodology.

The provision for loan losses was $1,614,345 in 2002 compared to $1,047,196 in 2001 and $462,011 in 2000.  The increase in provision for loan losses in 2002 and 2001 was primarily due to an increase in non-performing loans as a result of the general economic downturn in the local markets in which the Corporation competes.  Also, in 2002, a large customer of the Bank experienced financial difficulty, resulting in additional provisions for loan losses in the fourth quarter.  This additional provision in the fourth quarter of 2002 resulted primarily from a construction and land development loan.  As a result of increases in net loan losses and problem loans compared to prior periods, the Corporation anticipates that the provision for loan losses and allowance for loan losses will continue at increased levels in 2003.  Note D to the Notes to Consolidated Financial Statements provides a detailed analysis of components of Loans and Allowance for Loan Losses and is incorporated herein by reference.

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. I ncome taxes were $1,873,758, $1,967,525, and $2,047,055 in 2002, 2001 and 2000, respectively.  The effective tax rates were 31.5%, 31.6%, and 32.4% respectively.  Note I to the Consolidated Financial Statements provides a detailed analysis of the components of income tax expense.

BALANCE SHEET

LOANS

Management's focus is to promote loan growth in the Corporation's target market, emphasizing the expansion of business in the Corporation's trade area.  Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk.  Overall loan growth during 2002 resulted primarily from increases in real estate loans, especially commercial and residential real estate.  However, loans to individuals decreased approximately $4 million in 2002 as compared to 2001.

Over the last three years, average total loans and leases increased by $23.6 million or 11.9% in 2002, by $6.1 million or 3.2% in 2001 and by $3.2 million or 1.7% in 2000.  The growth in deposits was the primary support for this continuing increase in loan demand.  The growth in loans was also supported by a slight decline in the investment portfolio, as well as borrowings from the Federal Home Loan Bank of Cincinnati.  The increase in borrowings from the Federal Home Loan Bank of Cincinnati in 2002 was primarily a result of the Bank's desire to match longer-term funding for loans with longer-term loans made by the Bank.

LOAN QUALITY

The amounts of loans and leases outstanding, including unearned income, at the indicated dates are shown in the following table according to type of loan.

	December 31,
	2002	2001	2000	1999	1998

	(in thousands of dollars)
Construction and land
development	$ 10,901	$ 8,879	$ 4,256	$ 5,610	$ 7,303
Commercial and industrial	20,999	19,169	22,254	24,908	26,054
Agricultural	7,871	8,233	7,435	9,182	10,505
Real estate-farmland	24,019	23,474	23,028	20,627	20,619
Real estate-residential	59,479	52,311	51,504	49,667	46,949
Real estate-nonresidential,
nonfarm	78,784	60,773	47,285	39,436	33,576
Installment-individuals	26,845	31,040	35,001	37,726	42,022
Other loans(1)	4,660	5,482	7,539	6,054	2,474

	$ 233,558	$ 209,361	$ 198,302	$ 193,210	$ 189,502
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2002 (excluding residential mortgage, home equity, installment-individual loans, and lease financing).

		Due after one
	Due in one	year but before	Due after
	year or less	five years	five years	Total

	(in thousands of dollars)
Construction and land development	$ 8,636	$ 1,890	$ 375	$ 10,901
Commercial and industrial	14,470	5,804	725	20,999
Agricultural	6,114	1,757	-	7,871
Real estate-farmland	12,867	10,637	515	24,019
Real estate-nonresidential, nonfarm	10,757	37,018	31,009	78,784

Total selected loans	52,845	57,106	32,623	142,574
	==========	==========	==========	==========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2002.

		Due after one
	Due in one	year but before	Due after
	year or less	five years	five years	Total

Percent of total selected loans	37.06%	40.05%	22.88%	100.00%
Cumulative percent of total	37.06%	77.12%	100.00%

Sensitivity of loans to changes in
interest rates-loans due after one year:
Fixed rate loans		$ 49,229	$ 6,137	$ 55,366
Variable rate loans		7,877	26,486	34,363

Total		$ 57,106	$ 32,623	$ 89,729
		===========	=========	=========

(remainder of page intentionally left blank)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and daily averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

	For year ended December 31,
	2002	2001	2000	1999	1998

	(in thousands of dollars)
Amount of net loans and
lease financing outstanding
at end of period	$ 233,255	$ 208,917	$ 197,348	$ 191,963	$ 186,607
	========	========	========	========	========
Daily average amount of
loans and leases	$ 221,996	$ 198,347	$ 192,215	$ 188,967	$ 185,454
	========	========	========	========	========
Balance of allowance for
possible loan losses at
beginning of period	$ 3,088	$ 2,884	$ 3,103	$ 3,150	$ 2,822
Less charge-offs:
Construction and land
development	11	-	-	-	-
Commercial and industrial	335	156	283	128	163
Agricultural	85	61	121	377	703
Real estate-farmland	2	-	47	-	-
Real estate-residential	117	81	10	31	45
Real estate-nonresidential,
nonfarm	60	-	5	-	-
Installment-Individiuals	612	858	533	786	776

	1,222	1,156	999	1,322	1,687
Add recoveries:
Construction and land
development	11	-	-	-	-
Commercial and Industrial	47	67	75	59	57
Agricultural	13	26	9	42	10
Real estate-farmland	2	-	-	-	-
Real estate-residential	4	1	2	74	33
Real estate-nonresidential,
nonfarm	8	-	-	-	-
Installment-Individiuals	245	219	232	239	194

	330	313	318	414	294

Net loans charged off	892	843	681	908	1,393

Provision charged to expense	1,614	1,047	462	861	1,721

Balance at end of period	$ 3,810	$ 3,088	$ 2,884	$ 3,103	$ 3,150
	========	========	========	========	========
Net charge-offs as percent of
average loans outstanding:	0.40%	0.43%	0.35%	0.48%	0.75%

Net charge-offs as percent of:
Provision for loan losses	55.3%	80.5%	147.4%	105.5%	80.9%
Allowance for loan losses	23.4%	27.3%	23.6%	29.3%	44.2%

Allowance at end of period to
loans, net of unearned income	1.63%	1.48%	1.46%	1.62%	1.69%

Net loans charged-off increased to $892,306 in 2002 from $843,231 in 2001after an increase from $680,894 in 2000.  As mentioned earlier, the slowing economy contributed to the increase in loans charged-off in 2002 and 2001.  The economic downturn had the greatest effect on individual consumer and commercial and industrial loans.  Net loan losses for 2002 consisted of net losses on loans to individuals of $367,225, net losses on commercial and industrial loans of $288,349, net losses on real estate loans of $165,075 and net losses on agricultural loans of $71,657.  The allowance for loan and lease losses at the end of 2002 was $3.81 million, or 1.63% of outstanding loans and leases, as compared to $3.09 million or 1.48% of outstanding loans and leases and $2.88 million or 1.46% of outstanding loans and leases in 2001 and 2000, respectively. Net loans charged-off amounted to 0.40% of average total loans outstanding in 2002, 0.43% in 2001 and 0.35% in 2000.  Reference is made to Note D to the Consolidated Financial Statements for further detail regarding charge-offs and recoveries by category.

The allowance for loan losses was 0.53 times the balance of nonaccrual loans at the end of 2002, 1.43 in 2001 and 2.58 in 2000.  Over 85% of the balance of nonaccrual loans at December 31, 2002, was related to two credit lines of the Bank.  The largest line placed on non-accrual status was a large United States Department of Agriculture guaranteed loan that was placed on nonaccrual status in the second quarter of 2002.  Eighty percent of the principal and accrued interest of the loan is guaranteed by the United States Department of Agriculture.  The remaining twenty percent credit exposure on the loan is secured by the underlying collateral on the loan.  Management does not believe that the underlying collateral is sufficient secure the entire remaining twenty percent of the loan.  Management has estimated the credit exposure on the loan and included the exposure in its allowance for loan losses calculation for December 31, 2002.  If the guaranteed portion of this loan were excluded from nonaccrual status, then the allowance for loan losses would have been 0.91 times the balance of nonaccrual loans at the end of 2002.  The second large line placed on nonaccrual status consists primarily of commercial real estate and land development loans.  This line was placed on nonaccrual status during the fourth quarter of 2002 and resulted in much of the increase in provision for loan and lease losses in the fourth quarter of 2002.  The provision for loan losses exceeded net loan charge-offs by $722,039 in 2002, and by $203,965 in 2001.  Net loan charge-offs exceeded the provision for loan losses by $218,883 in 2000.  Management believes that the allowance for possible loan losses as of December 31, 2002 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	2002	2001	2000	1999	1998

	(amounts in thousands of dollars)
Allowance applicable to :
Construction and land
development	$ 559	$ 16	$ 4	$ 4	$ 4
Commercial loans	581	669	607	895	557
Agriculture loans	88	142	46	449	409
Real estate-farmland	109	195	110	64	17
Real estate-residential	470	425	139	270	154
Real estate-nonresidential
nonfarm	766	281	312	115	144
Individual loans	1,221	1,342	1,665	1,305	1,866
Other loans	16	18	0	0	0

	$ 3,810	$ 3,088	$ 2,883	$ 3,102	$ 3,151
	=======	=======	=======	=======	=======
Percentages of loans by
category to total loans:
Construction and land
development	4.67%	4.24%	2.15%	2.20%	3.02%
Commercial loans	8.99%	9.15%	11.22%	12.89%	13.75%
Agriculture loans	3.37%	3.93%	3.75%	4.75%	5.54%
Real estate-farmland	10.28%	11.21%	11.61%	11.58%	11.56%
Real estate-residential	25.47%	24.99%	25.97%	25.00%	24.40%
Real estate-nonresidential
nonfarm	33.73%	29.03%	23.85%	20.92%	18.25%
Individual loans	11.49%	14.83%	17.65%	19.53%	22.17%
Other loans	2.00%	2.62%	3.80%	3.13%	1.31%

	100.00%	100.00%	100.00%	100.00%	100.00%
	=======	=======	=======	=======	=======

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans restructured because of a debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

Non-accrual loans are those loans for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest, unless such loans are well secured and in the process of collection.

From 2001 to 2002, non-accruing loans increased by 234.7% to $7.24 million following an increase of 93.6% in 2001 from 2000.  The increase in nonaccrual loans in 2002 was primarily a result of the two major credit lines mentioned earlier that were placed on nonaccrual status. There were approximately $464,000 in restructured loans at year-end 2002. There were no restructured loans at year-end 2001.  Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $1,129,000 for an increase of 281.4% from 2001, following an increase of 12.5% in 2001.  The large increase in other real estate owned in 2002 resulted primarily from the Bank's taking possession during the fourth quarter of 2002 of commercial real estate property that secured a note upon which the debtor defaulted.  Loans past due ninety days or more totaled $394,898 for a decrease of 1.9% over the same period last year, following an increase of 6.3% in 2001.  All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors.  Non-performing loans at December 31, 2002 consisted primarily of commercial real estate loans and land development loans.  Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan and lease losses and that non-performing loans contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets, loans past due ninety days or more and restructured loans.
	December 31,
	2002	2001	2000	1999	1998

	(in thousands of dollars)
Nonaccrual loans	$ 7,237	$ 2,166	$ 1,116	$ 3,413	$ 3,248
Toubled debt restructurings	464	0	0	0	0
Other real estate owned	1,129	296	263	99	193
Loans past due ninety days or
more as to interest or
principal payment	395	402	378	186	304

The amount of interest income actually recognized on the nonaccrual loans during 2002, 2001 and 2000, was $227,489, $68,023 and $14,592, respectively.  The additional amount of interest income that would have been recorded during 2002, 2001 and 2000, if the above amounts had been current in accordance with their original terms was $280,896, $258,474 and $64,461, respectively.  As of December 31, 2002, management was not aware of any specifically identified loans, other than those included in the categories discussed above that represent significant potential problems or that management has serious doubts as to the borrower's ability to comply with the present repayment terms.  The Corporation believes that it and First National maintain adequate audit standards, exercise appropriate internal controls and conduct regular and thorough loan reviews.  However, the risk inherent in the lending business results in periodic charge-offs of loans.  The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio.  The officers of the Bank evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses.

The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information.  The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank.  Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis.  The section of this report entitled - "Critical Accounting Policies" as well as Note A of the Notes to Consolidated Financial Statements contains more information pertaining to the Corporation's allowance for loan and lease losses.

SECURITIES

The securities portfolio consists primarily of U.S. Treasury obligations, U.S government agency securities, marketable bonds of states, counties and municipalities, and highly rated corporate bonds. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31,
	2002	2001	2000

	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$ 101	$ 251	$ 2,706
U.S Government Agencies	52,442	65,597	48,776
Obligations of states and
political subdivisions	28,810	22,670	18,400
Other debt securities	31,073	26,365	28,329
Other securities	1,735	317	313

	$ 114,161	$ 115,200	$ 98,524
Held-to-maturity
U.S. Treasury securities	$ -	$ 101	$ -
Obligations of states and
political subdivisions	-	249	-
Other debt securities	-	-	-

	0	350	-

Total securities	$ 114,161	$ 115,550	$ 98,524
	=========	=========	=========

The following table sets forth the maturities of securities at December 31, 2002 and the average yields of such securities (calculated on the basis of the cost and effective yields).
	U.S. Treasuries	State and
	and Government	Political	Other
	Agencies	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Within one year:
Amount	$6,461	$2,597	$7,528	$16,586
Yield	5.37%	6.33%	4.83%	5.28%

After one but within
five years:
Amount	$41,635	$15,295	$21,678	$78,608
Yield	4.61%	6.20%	6.21%	5.36%

After five but within
ten years:
Amount	$3,550	$9,669	$1,277	$14,496
Yield	4.65%	5.52%	5.80%	5.33%

After ten years:
Amount	$0	$0	$1,055	$1,055
Yield	0.00%	0.00%	7.24%	7.24%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $6.1 million or 5.8% to $111.3 million during 2002 as compared to $105.2 million for 2001.  Average taxable investment securities increased by $2.8 million or 3.3% and average non-taxable investment securities increased by $3.3 million or 15.6%, to account for the overall increase in average investments.  The total securities portfolio decreased $1.3 million or 1.1% to $114.1 million at the end of 2002 as compared to the end of 2001.  The decrease in the total securities portfolio in 2002 resulted primarily from the higher loan growth the Bank experienced in 2002.  Loans grew by approximately $24.3 million in 2002, while deposits only grew approximately $14.6 million over the same period.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including large certificates of deposits.  Aggregate average deposits increased by $24.3 million or 8.1% to $324.4 million in 2002, by $30.9 million or 11.5% to $300.1 million in 2001 and by $7.5 million or 2.9% to $269.3 million in 2000.  Most of the deposit growth experienced by the Corporation has been in accounts that are interest sensitive, especially savings deposits.

The average amount of deposits for the periods indicated is summarized in the following table:
	For year ended December 31,
	2002		2001		2000
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$ 41,612	0.00%	$ 39,607	0.00%	$ 40,223	0.00%

Interest bearing
demand deposits	25,350	1.45%	26,217	2.16%	24,080	2.03%
Savings deposits	81,544	2.34%	36,219	2.61%	31,029	2.52%
Time deposits of
$100,000 or more	70,573	3.90%	80,528	5.52%	63,943	6.23%
Other time deposits	105,357	3.64%	117,581	5.69%	110,023	6.02%

Total interest bearing
deposits	282,824	3.13%	260,545	4.85%	229,075	5.19%

Total deposits	$324,436		$300,152		$269,298
	========		========		========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2002, are summarized as follows (in thousands of dollars):

3 months or less	$ 20,994
Over 3 months through 6 months	13,060
Over 6 months through 12 months	10,122
Over 1 year	19,879
Total	$ 64,055
=========

Other funds were invested in other earning assets such as federal funds at minimum levels necessary for operating needs for liquidity.

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

Neither the Corporation nor its bank subsidiary have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments of structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.  However, the Corporation's bank subsidiary is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  The following table summarizes the First National's involvement in financial instruments with off-balance-sheet risk as of December 31:

	Amount
	2002	2001	2000
Commitments to extend credit	$ 26,687,814	$ 22,471,733	18,486,080
Standby letters of credit	661,261	694,489	359,178
Mortgage loans sold with repurchase
requirements outstanding	6,681,155	2,375,525	1,570,773

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity.  Securities maturing in one year or less amounted to $14.0 million at December 31, 2002, representing 12.3% of the investment securities portfolio, an increase from the 8.7% level of 2001.  Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold, and maturing loans provides the Corporation with adequate liquidity to meet its funding needs.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities.  Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans.  Similarly, time deposits over $100,000 and money market certificates are much more interest-sensitive than are savings accounts.  Fifty percent of money market accounts are classified as repricing in 4 to 12 months, with the remaining fifty percent classified as repricing in over one year but through three years.  Regular savings and NOW accounts are classified by management as sixty percent repricing over one year through three years, twenty percent repricing over 3 years through 5 years, and the remaining twenty percent repricing over 5 years.  At December 31, 2002 the Corporation had a total of $44.2 million in certificates of $100,000 or more which would mature in one year or less.  In addition, consumer certificates of deposits of smaller amounts generally mature every six months, while money market deposit accounts mature on demand.

(remainder of page intentionally left blank)

Interest rate sensitivity gaps by maturities are summarized in the following table:

December 31, 2002			91-365	+1 - 3	+3 - 5	Over 5
$ in thousands	0-30 days	31-90 days	days	years	years	years	Total
Interest-sensitive assets:
Loans and leases	$ 39,877	$ 22,223	$ 58,719	$ 88,698	$ 10,581	$ 5,067	$ 225,165
Taxable securities	3,564	5,348	24,516	28,528	7,550	11,528	81,033
Nontaxable securities	-	482	2,150	7,927	7,380	9,621	27,561
Federal funds sold	6,628	-	-	-	-	-	6,628

Total	$ 50,069	$ 28,053	$ 85,385	$ 125,153	$ 25,511	$ 26,216	$ 340,387

Interest-sensitive liabilities:
Demand deposits	-	-	-	16,535	5,511	5,511	27,557
Savings	-	-	39,092	54,615	5,173	5,173	104,053
Time	30,160	20,272	58,504	42,509	7,108	-	158,553
Other borrowed funds	26	52	238	491	400	2,355	3,562

Total	30,186	20,324	97,834	114,150	18,192	13,039	293,725

Interest sensitivity gap	$ 19,883	$ 7,729	$ (12,449)	$ 11,003	$ 7,319	$ 13,177	$ 46,662
Cumulative gap	$ 19,883	$ 27,612	$ 15,163	$ 26,166	$ 33,485	$ 46,662	$ 46,662
Cumulative RSA/RSL	1.659	1.547	1.102	1.100	1.119	1.159	1.159
Ratio of cumulative gap
to earning assets	5.84%	8.11%	4.45%	7.69%	9.84%	13.71%	13.71%

The primary interest sensitive assets and liabilities in this maturity range are commercial loans, which are included in loans and leases above and large certificates of deposit, included above in time deposits.  The Corporation is in a positive gap position in most of the intervals, indicating that it has more rate sensitive assets which it can reprice in the indicated time span than it has rate sensitive liabilities.  This normally indicates that the Corporation would be in position to reprice its rate-sensitive asset accounts (loans and investments) more quickly than it would its rate-sensitive liabilities (deposits).  During periods of rising interest rates the positive gap would work to the Corporation's advantage, widening the net interest spread between assets and liabilities.  To the contrary, however, during periods of declining rates the positive gap would be to the Corporation's disadvantage, with the net interest spread shrinking.  Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments.  A negative gap position would essentially reverse the effects of rising and falling rates.

It is management's objective to minimize this gap through the asset/liability management process.  The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind. The gap table is updated at least monthly or more often if considered necessary Asset/Liability management limits the ratio of rate sensitive assets to rate sensitive liabilities that mature or reprice in one year or less to not less than 0.70 and not more than 1.20.  At December 31, 2002, the RSA/RSL was 1.10 at the one year or less level.  If the RSA/RSL ratio is outside this parameter, management will take action to review asset and liability mixes, maturities, yields, and costs, review objectives and strategies, and determine if changes are needed.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital.  In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved.  Growth in total average assets was 7.5% in 2002 and 11.2% in 2001.  The corresponding percentage increase in average equity amounted to 5.3% in 2002 and 4.5% in 2001.

The Corporation's equity capital was $44,002,249 at December 31, 2002 as compared to $41,735,210 at December 31, 2001, for an increase of 5.4% over the period.  The Corporation's equity-to-average asset ratio was 11.8%, as compared to 12.0% for 2001.  Management believes that the maintenance of this ratio during 2002 indicates that the Corporation's 2002 earnings were sufficient to keep pace with its growth in total assets. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 66.4% in 2002, 61.0% in 2001, and 60.9% in 2000.

As of December 31, 2002, the authorized number of common shares was 10 million shares, with 1,642,036 shares issued and outstanding.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations.  These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve).  Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets.  Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items.  Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31, 2002, the Corporation and its bank subsidiary, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating.  The Corporation's and First National's ratios are illustrated in Note M to the Consolidated Financial Statements.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities that would have a material adverse effect on the Corporation's liquidity, capital resources or operations.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies.  Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios.  As of December 31, 2002, a -200 basis point rate shock was estimated to decrease net interest income $1,199,139, or 8.2%, over the next twelve months, as compared to rates remaining stable.  This is just outside the Bank's Asset/Liability policy limit of 7.0%. However, the -200 basis point rate shock would only change the current present value of the Bank's equity by 3.4%, well within the policy limits of 25%.  This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits.  The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans.  The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.  Although the Bank's net interest income exposure is outside its policy limits at December 31, 2002, it is well within its current value of equity exposure under the same -200 basis point rate shock.  A drop in market interest rates of 200 basis points would leave all non-maturity deposits at their floor levels, since they were already near or below 2.0% at December 31, 2002.  This is the predominant cause for the Bank's net interest income exposure being above the policy limits at the end of 2002.  Management has decided to take no significant action at this time to comply with its policy limits regarding net interest income exposure since market interest rates are at historically low levels and the likelihood of a 200 basis point drop in market interest rates is felt to be very unlikely, as well as the fact the Bank is well under its policy limit regarding the current present value of its equity.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2002.

	Expected Maturity Date for year ending December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$ 5,502	$ 2,771	$ 2,344	$ 2,212	$ 557	$ 29,200	$ 42,586	$ 42,223
Average interest rate	5.08%	5.78%	5.25%	4.55%	5.15%	5.89%	5.66%

Fixed rate	78,041	33,201	55,037	8,976	7,203	7,323	189,781	190,196
Average interest rate	8.00%	8.64%	7.47%	8.09%	7.36%	7.45%	7.92%

Securities	37,819	18,740	17,715	7,612	7,318	21,149	110,353	113,834
Average interest rate	4.66%	5.54%	5.80%	5.10%	4.85%	6.15%	5.32%

Federal funds sold	5,220						5,220	5,220
Average interest rate	1.12%						1.12%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	134,593	1,675	-	-	-	-	136,268	132,596
Average interest rate	1.70%	1.65%	0.00%	0.00%	0.00%	0.00%	1.70%

Fixed rate	103,885	36,911	5,276	752	6,360	30	153,214	154,560
Average interest rate	2.88%	3.44%	4.49%	4.86%	4.67%	4.40%	3.15%

Long-term borrowings	316	279	212	195	205	2,355	3,562	3,815
Average interest rate	5.84%	5.83%	5.78%	5.65%	5.66%	5.24%	5.42%

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiaries.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

ASSETS
	2002	2001

Cash and due from banks	$ 13,933,354	$ 15,206,058
Federal funds sold	5,220,000	8,223,000

Total cash and cash equivalents	19,153,354	23,429,058

Securities available for sale	114,161,308	115,199,716
Securities held to maturity (fair value $351,531)	-	349,895

Loans
Loans net of unearned income	233,255,433	208,917,012
Allowance for loan losses	(3,809,625)	(3,087,586)

Total net loans	229,445,808	205,829,426

Bank premises and equipment	10,292,144	11,106,434
Accrued interest receivable	3,755,962	4,100,074
Other real estate owned	1,129,191	296,686
Prepayments and other assets	3,731,963	3,320,498

TOTAL ASSETS	$ 381,669,730	$ 363,631,787
	===========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$ 45,007,259	$ 40,358,687
Interest bearing	286,240,489	276,275,350

Total deposits	331,247,748	316,634,037

Other borrowed funds	3,562,216	1,455,615
Accrued taxes	369,818	-
Accrued interest on deposits	891,494	1,456,598
Other liabilities	1,596,205	2,350,327

TOTAL LIABILITIES	337,667,481	321,896,577

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,642,036 and 1,632,774 shares issued and outstanding, respectively	1,642,036	1,632,774
Capital surplus	4,656,050	4,582,699
Retained earnings	35,471,905	34,104,938
Accumulated other comprehensive income, net	2,232,258	1,414,799

TOTAL STOCKHOLDERS' EQUITY	44,002,249	41,735,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 381,669,730	$ 363,631,787
	===========	==========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

INTEREST INCOME
Loans, including fees	$ 18,516,317	$ 19,802,325	$ 19,802,559
Securities:
Taxable	4,775,570	5,420,572	4,507,074
Non-taxable	1,055,918	971,399	816,078
Federal funds sold	147,289	567,269	503,494

Total Interest Income	24,495,094	26,761,565	25,629,205

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	368,133	566,376	489,691
Money market deposit accounts	1,421,559	525,490	219,216
Other savings deposits	448,744	420,000	562,335
Time certificates of deposit of $100,000 or more	2,754,721	4,448,157	3,973,687
All other time deposits	3,830,776	6,693,884	6,633,020
Borrowed funds	138,435	102,379	114,684

Total Interest Expense	8,962,368	12,756,286	11,992,633

NET INTEREST INCOME	15,532,726	14,005,279	13,636,572

Provision for loan losses	1,614,345	1,047,196	462,011

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	13,918,381	12,958,083	13,174,561

OTHER INCOME
Service charges on deposit accounts	2,313,571	2,458,769	2,424,590
Commissions and fees	460,332	588,480	257,459
Other service charges and fees	209,502	217,128	193,914
Security gains (losses), net	260,201	372,418	(71,268)
Gains (losses) on sale of other assets, net	(51,948)	19,719	34,152
Dividends	97,325	94,392	142,749
Mortgage banking fees	491,686	274,601	165,232

Total Other Income	3,780,669	4,025,507	3,146,828

OTHER EXPENSES
Salaries and employee benefits	6,375,617	5,719,319	5,218,830
Occupancy expense, net	1,140,370	1,096,445	1,154,231
Furniture and equipment expense	1,078,718	847,626	702,080
Advertising and public relations	551,669	523,918	575,477
Other operating expenses	2,612,653	2,574,245	2,351,342

Total Other Expenses	11,759,027	10,761,553	10,001,960

Income before income taxes	5,940,023	6,222,037	6,319,429
Applicable income taxes	1,873,758	1,967,525	2,047,055

NET INCOME	$ 4,066,265	$ 4,254,512	$ 4,272,374
	========	========	========
Earnings per common share:
Basic	$ 2.49	$ 2.61	$ 2.61
	========	========	========
Diluted	$ 2.47	$ 2.60	$ 2.59
	========	========	========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,066,265	$ 4,254,512	$ 4,272,374
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	1,614,345	1,047,196	462,011
Depreciation	1,099,330	893,450	870,727
Amortization and accretion of investment securities, net	394,499	(21,566)	80,106
Deferred income tax expense (benefits)	(232,489)	18,612	61,976
(Gain) loss on sale of other assets	51,948	(19,719)	(34,152)
Security (gains) losses, net	(260,201)	(372,418)	71,268
Loans originated for sale	(17,971,329)	(9,181,380)	(5,587,526)
Proceeds from sale of loans	18,382,429	8,524,383	5,440,329
(Increase) decrease in interest receivable	344,112	121,024	(496,886)
(Increase) in prepayments and other assets	(411,465)	(1,387,331)	(43,658)
Increase (decrease) in accrued interest on deposits	(565,104)	(1,344,683)	926,314
Increase (decrease) in accrued taxes	369,818	(275,164)	64,842
Increase (decrease) in other liabilities	(975,344)	1,604,444	250,355

Cash Provided by Operating Activities, net	5,906,814	3,861,360	6,338,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(50,923,959)	(64,184,617)	(36,909,499)
Proceeds from sales of securities available for sale	5,724,410	19,868,460	8,814,906
Proceeds from maturities of securities available for sale	47,724,725	28,819,759	8,466,629
Net increase in loans	(26,825,851)	(11,884,780)	(6,296,383)
Capital expenditures	(315,052)	(3,890,382)	(1,709,402)
Proceeds from sale of other assets	329,582	120,042	319,383

Cash Used by Investing Activities, net	(24,286,145)	(31,151,518)	(27,314,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,346,000	-	-
Borrowings repaid	(239,399)	(202,890)	(190,585)
Net increase in deposits	14,613,711	36,557,395	22,059,703
Cash dividends paid	(2,699,298)	(2,597,261)	(2,604,042)
Proceeds from issuance of common stock	585,478	582,312	628,700
Common stock repurchased	(502,865)	(510,747)	(3,487,493)

Cash Provided by Financing Activities, net	14,103,627	33,828,809	16,406,283

INCREASE (DECREASE) IN CASH, net	(4,275,704)	6,538,651	(4,570,003)
CASH AND CASH EQUIVALENTS, beginning of year	23,429,058	16,890,407	21,460,410

CASH AND CASH EQUIVALENTS, end of year	$ 19,153,354	$ 23,429,058	$ 16,890,407
	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2002, 2001 and 2000
					Accumulated Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at December 31, 1999	1,672,085	$ 1,672,085	$ 7,330,616	$ 30,779,355	$ (1,025,700)	$ 38,756,356

Comprehensive income:
Net income	-	-	-	4,272,374	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,619,467	-

Less reclassification
adjustment, net of income
tax of $24,234					47,037

Comprehensive income	-	-	-	-	-	5,938,878

Cash dividends paid $1.59
per share	-	-	-	(2,604,042)	-	(2,604,042)

Common stock issued	17,275	17,275	611,425			628,700

Common stock repurchased	(65,838)	(65,838)	(3,421,655)	-	-	(3,487,493)
Balance at December 31, 2000	1,623,522	1,623,522	4,520,386	32,447,687	640,804	39,232,399

Comprehensive income:
Net income	-	-	-	4,254,512	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,019,764	-

Less reclassification
adjustment, net of income
tax of $126,622	-	-	-	-	(245,769)	-

Comprehensive income	-	-	-	-	-	5,028,507

Cash dividends paid $1.57
per share	-	-	-	(2,597,261)	-	(2,597,261)

Common stock issued	19,524	19,524	562,788	-	-	582,312

Common stock repurchased	(10,272)	(10,272)	(500,475)	-	-	(510,747)
Balance at December 31, 2001	1,632,774	1,632,774	4,582,699	34,104,938	1,414,799	41,735,210

Comprehensive income:
Net income	-	-	-	4,066,265	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	989,192	-

Less reclassification
adjustment, net of income
tax of $88,468	-	-	-	-	(171,733)	-

Comprehensive income	-	-	-	-	-	4,883,724

Cash dividends paid $1.65
per share	-	-	-	(2,699,298)	-	(2,699,298)

Common stock issued	19,325	19,325	566,153	-	-	585,478

Common stock repurchased	(10,063)	(10,063)	(492,802)	-	-	(502,865)
Balance at December 31, 2002	1,642,036	$ 1,642,036	$ 4,656,050	$ 35,471,905	$ 2,232,258	$ 44,002,249
	======	========	========	=========	=============	==========

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

Basis of Presentation

The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the 2002 presentation. These reclassifications are immaterial and had no effect on net income.

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

Cash and Due From Banks

Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances from the Federal Reserve Bank and other banks. The average amount of those reserve requirements was approximately $3,743,000 and $2,444,000 for the years ended December 31, 2002 and 2001. From time to time throughout the year, the balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.

Statements of Cash Flows

Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $9,529,853, $14,100,969 and $11,066,320 and income taxes paid of $1,975,000, $2,233,229, and $2,000,500 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Mortgage Banking

The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2002 and 2001, totaling $721,500 and $1,132,600, respectively.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment. No interest was capitalized in 2002, 2001 or 2000.

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Corporation has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123.

	2002	2001	2000
Net income as reported	$ 4,066,265	$ 4,254,512	$ 4,272,374
Deduct: Stock-based compensation expense
determined under fair value based method	3,186	54,865	137,625
Pro-forma net income	4,063,079	4,199,647	4,134,749

Basic earnings per share as reported	2.49	2.61	2.61
Pro forma basic earnings per share	2.48	2.57	2.52

Diluted earnings per share as reported	2.47	2.60	2.59
Pro forma diluted earnings per share	2.47	2.57	2.51

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 5.3 percent for 2002 and 5.0 percent for 2001 and 2000; expected volatility of 12.0 percent for 2002 and 2001 and 11.0 percent for 2000; risk-free interest rates of 4.5, 4.0 and 6.0 percent in 2002, 2001 and 2000, respectively; and expected lives of 2 years in 2002 and 4 years in 2001 and 2000.

Advertising Costs

The Corporation expenses the costs of advertising when these costs are incurred.

Income Taxes

The Corporation files a consolidated Federal income tax return with its subsidiaries. Income tax expense is allocated among the parent company and its subsidiaries as if each had filed a separate return. The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management's belief that, based upon historical earnings and anticipated future earnings, normal operations will continue to generate sufficient future taxable income to realize these benefits. A valuation allowance is established for deferred tax assets when, in the opinion of management, it is more likely than not, that the asset will not be realized.

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

Segments Reporting

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") revises the definition of reportable "segments" and the presentation of related disclosures. The standard focuses on the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity's "chief decision maker" (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Corporation's operations, the bank and its branches are viewed by management as being separately identifiable businesses or segments from the perspective of monitoring performance and allocation of financial resources. Although the banks and branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the bank and the Corporation are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, the Corporation's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Insurance Subsidiary

Insurance premium and commission income and acquisition costs are recognized over the terms of the related policies. Losses are recognized as incurred.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes.

Effect of New Accounting Pronouncements

In June of 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement addressed financial accounting and reporting for business combinations and requires that all business combinations be accounted for by a single method: the purchase method. The single method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and thus all business combinations should be accounted for in the same way as are the acquisitions of other assets: based on the values exchanged. This statement is effective in fiscal years beginning after June 30, 2001. Management has determined that the implementation of SFAS 141 will not be material to the results of operations.

In July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. This statement is effective for fiscal years beginning after January 1, 2002. Management has determined that the implementation of SFAS No. 142 will not be material to the results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superseded Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. In addition more dispositions will qualify for discontinued operations treatment in the income statement. Management does not anticipate that this statement will have a material impact on its financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which becomes effective beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained for such cost. Applicable costs include employee termination benefits, contract termination costs, and cost to consolidate facilities or relocate employees. The adoption of this standard is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity.

In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions" was issued, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 is effective immediately and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions. Upon adoption of SFAS No. 147, the amount of unidentifiable intangible assets previously recorded was reclassified to goodwill. SFAS No. 147 also modifies SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets. While SFAS 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance currently has no effect on the Corporation's results of operations, financial position, or liquidity.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Effect of New Accounting Pronouncements - (Continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS No. 123's fair value method of accounting, if a corporation so elects. The Corporation is reviewing SFAS No. 148 and has not yet made a decision on the adoption of the fair value method of recording stock options under SFAS No. 123.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a corporation's own future performance. Other guarantees are subject to the disclosure requirements of Fin 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of Fin 45 are effective as of December 31, 2002. Management does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

In January 2003, FASB issued FIN 46, Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be include in a corporation's consolidated financial statements. A corporation that holds variable interests in an entity will need to consolidate the entity if the corporation's interest in the VIE is such that the corporation will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. Management does not expect the requirements of FIN 46 to have any impact on the Corporation's results of operations, financial position, or liquidity.

Note B - Mergers and Acquisitions

On October 17, 2001, First Pulaski National Corporation issued 88,124 common shares to acquire Belfast Holding Company, Inc. and its wholly owned subsidiary, the Bank of Belfast. First Pulaski National Corporation exchanged 2.98 shares of its common stock for each share of Belfast Holding Company's common stock. Belfast Holding Company, Inc. was a $21.8 million asset financial service holding company headquartered in Belfast, Tennessee, with a branch office in Lewisburg, Tennessee. The transaction was accounted for as a pooling-of-interests, and, accordingly, the consolidated financial statements have been restated to include the results of Belfast Holding Company, Inc. for all periods presented. In 2002 the Bank of Belfast was merged into the Corporation's wholly owned bank subsidiary, First National Bank of Pulaski.

First Pulaski National Corporation recorded merger charges of approximately $73,500 in 2001. These charges were primarily professional fees associated with the acquisition of Belfast Holding Company, Inc.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
2002	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury securities	$ 100,791	$ 522	$ -	$ 101,313
U.S. Government agencies	40,607,015	1,030,752	-	41,637,767
Obligations of states and
political subdivisions	27,560,761	1,256,837	7,228	28,810,370
Mortgage-backed securities	10,544,459	260,403		10,804,862
Other debt securities	30,131,565	1,019,203	78,355	31,072,413
Other securities	1,801,014	-	66,431	,734,583
	$110,745,605	$ 3,567,717	$ 152,014	$ 114,161,308
	=========	=========	=========	=========
2001
Available for Sale
U.S. Treasury securities	$ 249,979	$ 921	$ -	$ 250,900
U.S. Government agencies	64,356,068	1,356,495	115,998	65,596,565
Obligations of states and
political subdivisions	22,241,900	530,357	101,923	22,670,334
Other debt securities	25,814,112	617,974	66,942	26,365,144
Other securities	393,124	-	76,351	316,773
	$113,055,183	$ 2,505,747	$ 361,214	$ 115,199,716
	=========	=========	=========	=========
Held to maturity
U.S.Treasury securities	$ 100,875	$ 656	$ -	$ 101,531
Other debt securities	249,020	980	-	250,000
	$ 349,895	$ 1,636	$ -	$ 351,531
	=========	=========	=========	=========

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2002:

	Cost	Fair Value
Due in one year or less	$ 16,586,176	$ 16,706,908
Due after one year through five years	78,607,251	81,410,462
Due after five years through ten years	14,496,784	14,873,439
Due after ten years	1,055,394	1,170,499
TOTAL	$110,745,605	$ 114,161,308
	=========	=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Securities - (Continued)

Net gains realized from securities transactions for 2002, 2001 and 2000 were:
		Book	Gross Realized		Net
2002	Proceeds	Value	Gains	Losses	Realized
Securities sold	$ 5,724,410	$ 5,500,000	$ 224,410	$ -	$ 224,410
Securities matured or redeemed	47,724,725	47,688,934	35,791	-	35,791
	$ 53,449,135	$ 53,188,934	$ 260,201	$ -	$ 260,201
	========	========	========	========	========
2001
Securities sold	$ 19,868,460	$ 19,522,691	$ 368,038	$ 22,269	$ 345,769
Securities matured or redeemed	28,819,759	28,793,110	26,649	-	26,649
	$ 48,688,219	$ 48,315,801	$ 394,687	$ 22,269	$ 372,418
	========	========	========	========	========
2000
Securities sold	$ 8,814,906	$ 8,886,174	$ 6,557	$ 77,825	$ (71,268)
Securities matured or redeemed	8,466,629	8,466,629	-	-	-
	$ 17,281,535	$ 17,352,803	$ 6,557	$ 77,825	$ (71,268)
	========	========	========	========	========

Income tax expense (benefit) attributable to securities transactions was $88,468, $126,622 and $(24,231) for 2002, 2001 and 2000, respectively.

Securities with a book value of $34,539,477 and $28,184,948 at December 31, 2002 and 2001, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. Treasury and other U.S. government agency securities that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated stockholders' equity at December 31, 2002 or 2001.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans at December 31:

	2002	2001
Construction and land development	$ 10,901,052	$ 8,879,394
Commercial and industrial	20,998,593	19,169,210
Agricultural	7,871,559	8,232,849
Real estate loans secured by:
Farmland	24,018,529	23,473,644
Residential property	59,479,195	52,311,035
Nonresidential, nonfarm	78,783,897	60,773,258
Loans to individuals	26,845,282	31,040,311
Other loans	4,659,752	5,481,745
	233,557,859	209,361,446
Unearned income	(302,426)	(444,434)
TOTAL	$ 233,255,433	$ 208,917,012
	=========	=========

At December 31, 2002, 2001 and 2000, impaired loans totaled $7,236,654, $2,161,873, and $1,116,771, respectively. The amount of interest income actually recognized on these loans during 2002, 2001 and 2000, was $227,489, $68,023, and $14,592, respectively. The additional amount of interest income that would have been recorded during 2002, 2001 and 2000, if the above amounts had been current in accordance with their original terms was $280,896, $258,474, and $64,461, respectively.

As of December 31, 2002, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

	Recorded	Valuation
	Investment	Allowance
Impaired Loans-
Valuation allowance required	$ 6,351,061	$ 1,683,023
No valuation allowance required	885,593	-
Total Impaired Loans	$ 7,236,654	$ 1,683,023
	=========	=========

The valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the years 2002, 2001 and 2000 were $4,831,765, $1,709,747 and $1,121,941, respectively. At December 31, 2002, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $394,898, $402,425, and $378,616 at December 31, 2002, 2001 and 2000, respectively.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Loans and Allowance for Loan Losses - (Continued)

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 2002 and 2001:

	2002	2001
Balance at beginning of year	$ 1,709,889	$ 3,480,866
Additions	2,185,250	1,945,402
Repayments	(1,933,172)	(3,585,744)
No longer related	-	(130,635)
Balance at end of year	$ 1,961,967	$ 1,709,889
	========	========

Transactions in the allowance for loan losses were as follows:

	2002	2001	2000
Balance at beginning of year	$ 3,087,586	$ 2,883,621	$ 3,102,504
Less-Charge-offs:
Real estate -
Residential	117,487	80,627	9,542
Agricultural	2,120	-	47,377
Other	71,454	-	5,094
Commercial	334,751	155,636	283,200
Agricultural	84,665	61,006	120,857
Individuals	611,903	858,262	532,513
	1,222,380	1,155,531	998,583
Add-Recoveries:
Real estate -
Residential	4,170	800	2,306
Agricultural	2,400	-	-
Other	19,416	-	-
Commercial	46,402	66,771	74,985
Agricultural	13,008	25,736	8,797
Individuals	244,678	218,993	231,601
	330,074	312,300	317,689
Net Charge-offs	892,306	843,231	680,894

Add-Provision charged to operations	1,614,345	1,047,196	462,011
Balance at end of year	$ 3,809,625	$ 3,087,586	$ 2,883,621
	========	========	========
Ratio of net charge-offs to average
loans outstanding during the year	0.40%	0.43%	0.35%
	========	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

		Accumulated
		Depreciation &	Carrying
2002	Cost	Amortization	Amount
Land	$ 1,584,717	$ -	$ 1,584,717
Buildings	11,781,360	4,433,292	7,348,068
Furniture and equipment	6,198,467	4,863,250	1,335,217
Leasehold improvements	54,959	30,817	24,142
TOTAL	$ 19,619,503	$ 9,327,359	$ 10,292,144
	========	========	========
2001
Land	$ 1,540,589	$ -	$ 1,540,589
Buildings	11,921,760	4,179,582	7,742,178
Furniture and equipment	7,078,504	5,269,140	1,809,364
Leasehold improvements	457,271	442,968	14,303
TOTAL	$ 20,998,124	$ 9,891,690	$ 11,106,434
	========	========	========

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

	Annual		Annual
Year	Commitments	Year	Commitments
2003	$ 27,600	2008 - 2012	$ 30,000
2004	27,600	2013 - 2014	8,500
2005	27,600
2006	27,600
2007	6,000

Rents charged to operations under operating lease agreements for the years 2002, 2001 and 2000 were $32,066, $71,167 and $78,032, respectively.

Note F - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

	2002	2001

Prepaid expenses	$ 164,621	$ 188,410
Federal Home Loan Bank stock, at cost	1,214,500	1,149,300
Federal Reserve Bank stock, at cost	114,900	112,500
Other investments	359,000	349,000
Investment in life insurance contracts	1,427,062	1,122,409
Deferred acquisition costs	206,560	222,646
Other	245,320	176,233
TOTAL	$ 3,731,963	$ 3,320,498
	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Deposits

The following is a summary of deposits at December 31:

	2002	2001
Noninterest bearing:
Demand	$ 43,080,750	$ 42,027,306
Interest bearing:
Demand	27,352,019	24,701,457
Savings/Money Market	105,520,368	45,745,695
Other time	91,239,906	118,677,164
Certificates of deposit $100,000 and over	64,054,705	85,482,415
TOTAL	$ 331,247,748	$ 316,634,037
	=========	=========

The aggregate maturities of time deposits at December 31, 2002, are summarized as follows:

Year
Due within 1 year	$ 107,003,940
Due after 1 year through 3 years	41,878,813
Due after 3 years	7,711,733
$ 156,594,486
=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

Advances payable to Federal Home Loan Bank:	2002	2001
Dated 11-17-93, matures 12-01-08,
payable $1,682 per month including
interest at 5.95%	$ 101,654	$ 115,348
Dated 6-22-94, matures 7-01-04, payable
$11,077 per month including interest
at 5.95%	200,379	317,569
Dated 10-16-95, matures 11-01-05,
payable $2,750 per month including
interest at 6.70%	87,197	113,390
Dated 2-2-96, matures 3-01-16,
payable $2,237 per month including
interest at 6.50%	238,008	248,987
Dated 2-12-96, matures 3-01-11,
payable $3,087 per month including
interest at 6.25%	238,289	259,705
Dated 4-16-97, matures 5-1-2012,
payable $4,607 per month including
interest at 7.40%	374,093	400,616
Dated 2-14-02, matures 3/1/12,
payable $3,881 per month including
interest at 5.46%	554,036	-
Dated 2-14-02, matures 3/1/12,
payable $3,291 per month including
interest at 5.46%	469,854	-
Dated 10-25-02, matures 11-1-09,
payable $3,152 per month including
interest at 4.46%	498,706	-
Dated 11-8-02, matures 12-1-12,
payable $2,615 per month including
interest at 4.15%	350,000	-
Dated 11-12-02, matures 12-1-12,
payable $3,349 per month including
interest at 4.09%	450,000	-
TOTAL	$ 3,562,216	$ 1,455,615
	========	========

The advances are secured by a pledge of Federal Home Loan Bank stock with a par value of $1,214,500 and a blanket pledge of $4,808,991 first mortgage loans against single family, 1-4 unit residential properties.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Other Borrowed Funds (Continued)

Advances payable are scheduled to mature December 31:

2003	$ 316,162
2004	279,197
2005	212,492
2006	193,840
2007	205,084
2008-2012	1,954,068
2013-2016	401,373
$ 3,562,216
========

At December 31, 2002, First National Bank of Pulaski had an unsecured line of credit from a correspondent bank for federal fund purchases and daylight overdrafts totaling $45,000,000. No advances had been made against this line at December 31, 2002.

Note I - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:

	2002	2001	2000
Federal
Current	$ 1,746,080	$ 1,545,020	$ 1,650,295
Deferred tax	(232,489)	18,612	61,976
	1,513,591	1,563,632	1,712,271
State	360,167	403,893	334,784
Provision for Income Taxes	$ 1,873,758	$ 1,967,525	$ 2,047,055
	========	========	========

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2002	2001	2000

Federal taxes at statutory rate	$ 2,019,608	$ 2,115,493	$ 2,148,606
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(369,634)	(358,706)	(298,680)
State income taxes, net of federal
income tax benefit	237,710	266,570	223,877
Dividend received deduction	(3,273)	(3,796)	(15,209)
Others, net	(10,653)	(52,036)	(11,539)
Provision for Income Taxes	$ 1,873,758	$ 1,967,525	$ 2,047,055
	========	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Income Taxes - (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$ 966,485	$ 769,407
Director benefit plans	100,126	55,461
Merger costs	13,189	16,557
Other real estate	2,662	3,805
Gross Deferred Tax Assets	1,082,462	845,230

Deferred tax liabilities:
Investment securities	32,573	49,998
Statement 115 equity adjustment	1,183,446	729,735
Other securities	146,426	124,258
Gross Deferred Tax Liabilities	1,362,445	903,991

Net Deferred Tax Assets (Liabilities)	$ (279,983)	$ (58,761)
	========	========

Note J - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2002	2001	2000

Directors' fees and expense	$ 323,310	$ 374,112	$ 216,665
Stationery and supplies	266,653	261,361	253,549
Insurance	133,054	110,200	101,704
Collection and professional fees	322,842	215,182	180,573
Postage	154,278	171,071	150,443
Telephone	146,369	139,951	145,270
Other	1,266,147	1,302,368	1,303,138
	$ 2,612,653	$ 2,574,245	$ 2,351,342
	=========	=========	=========

Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 2002 was $4,786,438. Contributions for the current year were calculated using the base salary amount of $3,640,745. The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $546,112, $472,630 and $466,123 in 2002, 2001 and 2000, respectively.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - First Pulaski National Corporation (Parent Company Only) Financial Information
BALANCE SHEETS
	December 31,
ASSETS	2002	2001
Cash	$ 1,926,509	$ 2,005,154
Investment in subsidiaries, at equity	41,836,654	39,574,253
Other assets	342,749	210,285
TOTAL ASSETS	$ 44,105,912	$ 41,789,692
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued expenses	$ 103,663	$ 54,482
Total Liabilities	103,663	54,482

Stockholders' Equity	44,002,249	41,735,210
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 44,105,912	$ 41,789,692
	=========	=========
STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
INCOME
Dividends from subsidiaries	$ 2,699,298	$ 2,587,261	$ 3,773,542
Other dividends and interest	13,764	73,825	177,925
Gain on sale of other assets	-	-	31,900
Other	2,575	11,916	33,046
	2,715,637	2,673,002	4,016,413
EXPENSES
Education	14,615	12,806	13,123
Directors' fees and expense	69,965	92,501	64,100
Stockholders' meeting	10,669	15,463	14,382
Other	32,288	78,197	25,884
	127,537	198,967	117,489
Income before applicable income taxes and equity in
undistributed earnings of subsidiaries	2,588,100	2,474,035	3,898,924
Applicable income taxes	33,223	45,369	(34,402)
Income before equity in undistributed earnings of
subsidiaries	2,621,323	2,519,404	3,864,522
Equity in undistributed earnings of subsidiaries	1,444,942	1,735,108	407,852
NET INCOME	$ 4,066,265	$ 4,254,512	$ 4,272,374
	=========	=========	=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - First Pulaski National Corporation (Parent Company Only) Financial Information - (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,066,265	$ 4,254,512	$ 4,272,374
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiaries	(1,444,942)	(1,735,108)	(407,852)
Depreciation	985	876	876
Increase in other assets	(133,449)	(165,546)	-
Increase in other liabilities	49,181	12,679	24,368
(Gain) sale of other assets	-	-	(31,900)
Cash Provided by Operating Activities	2,538,040	2,367,413	3,857,866

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loans	-	1,571,555	(651,785)
Proceeds from sale of other assets	-	-	82,000
Investment in subsidiary	-	(3,041)	-
Cash Provided (Used) by Investing Activities	-	1,568,514	(569,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,699,298)	(2,597,261)	(2,604,042)
Proceeds from issuance of common stock	585,478	582,312	628,700
Common stock repurchased	(502,865)	(510,747)	(3,487,493)
Cash Used by Financing Activities	(2,616,685)	(2,525,696)	(5,462,835)

INCREASE (DECREASE) IN CASH, net	(78,645)	1,410,231	(2,174,754)
CASH, beginning of year	2,005,154	594,923	2,769,677
CASH, end of year	$ 1,926,509	$ 2,005,154	$ 594,923
	=========	=========	=========

Note M - Regulatory Requirements and Restrictions

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 2002, to the Parent Company was $4,675,041.

The Corporation's bank subsidiary is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Comptroller of the Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject to as of December 31, 2002.

As of March 31, 2002, the most recent notification from regulatory authorities categorized First Pulaski National Corporation and First National Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars In thousands)
As of December 31, 2002
Total Capital (to risk weighted assets)
Consolidated	$ 45,233	16.04%	$ 22,566	>	8.00%	$ 28,207	>	10.00%
First National Bank	43,064	15.28	22,544	>	8.00	28,180	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	41,704	14.79	11,283	>	4.00	16,924	>	6.00
First National Bank	39,538	14.03	11,272	>	4.00	16,908	>	6.00
Tier I Capital (to average assets)
Consolidated	41,704	11.14	14,971	>	4.00	18,713	>	5.00
First National Bank	39,538	10.57	14,960	>	4.00	18,700	>	5.00
As of December 31, 2001
Total Capital (to risk weighted assets)
Consolidated	$ 43,354	17.02%	$ 20,383	>	8.00%	$ 25,479	>	10.00%
First National Bank	38,602	15.95	19,362	>	8.00	24,203	>	10.00
Bank of Belfast	2,553	20.25	1,008	>	8.00	1,260	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	40,266	15.80	10,192	>	4.00	15,287	>	6.00
First National Bank	35,710	14.75	9,684	>	4.00	14,526	>	6.00
Bank of Belfast	2,395	19.00	504	>	4.00	756	>	6.00
Tier I Capital (to average assets)
Consolidated	40,266	11.68	13,787	>	4.00	17,234	>	5.00
First National Bank	35,710	10.64	13,425	>	4.00	16,781	>	5.00
Bank of Belfast	2,395	10.71	894	>	4.00	1,118	>	5.00

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N- Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, non-employee directors and bank subsidiary employees may be granted options or rights to purchase shares of the Corporation's common stock.

Shares available for grants of options or rights to purchase at December 31, 2002 include 66,160 shares under the 1994 outside directors stock option plan, 49,591 shares under the 1994 employee purchase plan and 75,000 shares under the 1997 stock option plan.

The 1997 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 25,000 shares have been granted and 1,000 shares have been exercised. These options expire 10 years from the date of grant.

The 1994 outside directors' stock option plan permits the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares is granted annually upon becoming a member of the Board of Directors, of which 250 shares is immediately exercisable and the remaining 250 shares are exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee is still serving as an outside director. In addition, each outside director upon first becoming a board member receives an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expire ten years from the date of grant.

The 1994 employee stock purchase plan permits the granting of rights to eligible employees of the Corporation to acquire stock. A total of 150,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

	Number of Shares
Years of Service	Under 10 years	Over 10 years
Vice-Presidents and above	200	250
All other Officers	125	175
Non-Officers	75	125

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Stock Option and Stock Purchase Plans (Continued)

	Stock Option Plans		Employee Purchase Plan
	Shares	Shares	Shares
	Available	Under	Available	Shares
	for Option	Option	for Purchase	Purchased
Balance December 31, 1999	167,910	36,899	86,355	-

Granted	(17,500)	17,500	(11,740)	11,740
Exercised	-	(5,535)	-	(11,740)
Previous expired, now reavailable	1,000	(1,000)	-	-
Balance December 31, 2000	151,410	47,864	74,615	-

Granted	(6,000)	6,000	(11,334)	11,334
Exercised	-	(8,190)	-	(11,334)
Previous expired, now reavailable	1,500	(1,500)	-	-
Balance December 31, 2001	146,910	44,174	63,281	-

Granted	(6,000)	6,000	(13,720)	13,720
Exercised	-	(5,138)	-	(13,720)
Previous expired, now reavailable	250	(250)	-	-
Balance December 31, 2002	141,160	44,786	49,561	-
	=======	=======	=======	=======

Exercisable at December 31, 2002		32,786
		=======

The following is a summary of the stock option and purchase plans activity for 2002, 2001 and 2000:

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2002, 2001 and 2000 is $0.00, $1.77 and $13.91, respectively.

The following table presents the weighted average remaining life and weighted average exercise price at December 31, 2002:
	Outstanding				Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
	Exercise		Exercise	Remaining		Exercise
	Price	Number	Price	Life	Number	Price
Employees	$25.60 - $34.00	29,000	$ 32.21	4	20,000	$ 31.50

Directors	25.60 - 34.00	15,786	30.81	5	12,786	30.77

Outstanding at
December 31, 2002		44,786	$ 31.71	5	32,786	$ 31.21
		======	======		======	======

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
Numerator for basic and diluted earnings
Per share - income available to common shareholders	$ 4,066,265	$ 4,254,512	$ 4,272,374
	========	========	========
Denominator for basic earnings per share-
weighted-average basis	1,635,777	1,632,054	1,639,602
Effect of dilutive stock options	11,172	4,257	6,923

Denominator for diluted earnings per share-
adjusted weighted-average shares	1,646,949	1,636,311	1,646,525
	========	========	========
Basic earnings per share	$ 2.49	$ 2.61	$ 2.61
	========	========	========
Diluted earnings per share	$ 2.47	$ 2.60	$ 2.59
	========	========	========

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P - Fair Values of Financial Instruments (Continued)

Commitments to extend credit and standby letters of credit: The value of the unrecognized financial instruments is based on the related fee income associated with the commitments, which is not material to the Corporation's financial statements at December 31, 2002 and 2001.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$ 19,153	$ 19,153	$ 23,429	$ 23,429
Securities	114,161	114,161	115,550	115,551
Loans	233,255	232,892	208,917	209,156
Less: allowance for loan losses	(3,810)	-	(3,088)	-

Financial liabilities:
Deposits	331,248	328,922	316,634	314,098
Other borrowed funds	3,562	3,815	1,456	1,500

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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:

	Contract or Notional
	Amount
	2002	2001

Commitments to extend credit	$ 26,687,814	$ 22,471,733
Standby letters of credit	661,261	694,489
Mortgage loans sold with repurchase
requirements outstanding	6,681,155	2,375,525

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

Note R - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2002:
Interest income	$ 6,212	$ 6,270	$ 6,102	$ 5,911
Interest expense	2,596	2,325	2,133	1,908
Net interest income	3,616	3,945	3,969	4,003
Provision for loan losses	240	185	305	884
Other income	908	822	1,167	884
Other expense	2,953	3,004	2,901	2,902
Income before income tax	1,331	1,578	1,930	1,101
Income taxes	416	513	646	299
Net income	915	1,065	1,284	802

Earnings per common share	$ 0.56	$ 0.65	$ 0.78	$ 0.50
Diluted earnings per common share	0.56	0.65	0.78	0.48
Cash dividends declared per common share	0.41	0.41	0.41	0.42

2001:
Interest income	$ 6,905	$ 6,838	$ 6,811	$ 6,208
Interest expense	3,351	3,286	3,193	2,926
Net interest income	3,554	3,552	3,618	3,282
Provision for loan losses	199	246	170	432
Other income	797	755	1,120	1,326
Other expense	2,597	2,533	2,908	2,696
Income before income tax	1,555	1,528	1,660	1,480
Income taxes	476	503	545	444
Net income	1,079	1,025	1,115	1,036

Earnings per common share	$ 0.66	$ 0.63	$ 0.68	$ 0.64
Diluted earnings per common share	0.65	0.63	0.68	0.64
Cash dividends declared per common share	0.39	0.39	0.40	0.39

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Pulaski National Corporation and Belfast Holding Company, Inc. and subsidiary (Belfast) on October 17, 2001, which has been accounted for using the pooling of interests method as described in Note B to the Consolidated Financial Statements. We did not audit the consolidated financial statements of Belfast for the year ended December 31, 2000, which statements reflect net interest income of 8% in 2000 of the related First Pulaski National Corporation consolidated totals. Those Belfast statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Belfast, is based solely on the report of other auditors.

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

In our opinion, based on our audits and, for 2000, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Putman & Hancock

Fayetteville, Tennessee
February 28, 2003

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2003 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

Has Held
	Position	Office	Position with	Has Held This
Name	with Bank	Since	the Corporation	Position Since

Harold Bass	Vice-President	1997	Secretary/Treasurer	04/29/99

Edwin Moore	Executive Vice-President	08/14/01	None

	Senior Vice-President	04/27/00

	Vice-President	10/21/98

Mr. Moore began with First National on October 21, 1998 as Vice-President. Prior to serving as Vice-President of First National, Mr. Moore served as Administrative Vice-President with Tennessee Farmers Cooperative from August, 1997 until the time he was employed by First National. Mr. Moore was retired from January 1, 1997 until he was employed by Tennessee Farmers Cooperative in August 1997.

None of these persons are related to any of the Directors of either the Corporation's or First National's Board.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

The information required by this section with respect to transactions in the Corporation's common stock is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy material to be filed in connection with the Corporation's Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table summarizes information concerning the Corporation's equity compensation plans at December 31, 2002:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders	44,786	$31.71	190,721(1)

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	44,786	$31.71	190,721
	==============	=================	===============

(1)  Includes 49,561 shares available for issuance under the Corporation's Employee Stock Purchase Plan at December 31, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

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

PART IV

Item 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements. See Item 8

(a)(2)   Financial Statement Schedules. See Item 8

(a)(3)   Exhibits. See Index to Exhibits

(b)       Reports on Form 8-K

            None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2003.

                                                                    FIRST PULASKI NATIONAL CORPORATION

                                                                    By: /s/ James T. Cox
                                                                          James T. Cox
                                                                          Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James T. Cox James T. Cox	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2003

/s/ Harold Bass Harold Bass	Secretary/Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2003

/s/ Mark Hayes Mark Hayes	President and Director	March 18, 2003

/s/ David E. Bagley David E. Bagley	Director	March 18, 2003

/s/ Johnny Bevill Johnny Bevill	Director	March 18, 2003

/s/ James K. Blackburn, IV James K. Blackburn, IV	Director	March 18, 2003

/s/ Wade Boggs Wade Boggs	Director	March 18, 2003

/s/ James H. Butler James H. Butler	Director	March 18, 2003

/s/ Parmenas Cox Parmenas Cox	Director	March 18, 2003

/s/ Greg G. Dugger, DDS Greg G. Dugger, DDS	Director	March 18, 2003

/s/ Charles D. Haney, MD Charles D. Haney, MD	Director	March 18, 2003

/s/ James Rand Hayes James Rand Hayes	Director	March 18, 2003

/s/ William A. McNairy William A. McNairy	Director	March 18, 2003

/s/ W. Harwell Murrey, MD W. Harwell Murrey, MD	Director	March 18, 2003

/s/ Bill Yancey Bill Yancey	Director	March 18, 2003

CERTIFICATIONS

I, James T. Cox, certify that:

  I have reviewed this annual report on Form 10-K of First Pulaski National Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
    any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                     /s/James T. Cox
                                                                       James T. Cox, Chairman of the Board and
                                                                       Chief Executive Officer

I, Harold Bass, certify that:

  I have reviewed this annual report on Form 10-K of First Pulaski National Corporation;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

Date: March 31, 2003                            /s/Harold Bass
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

3.2    Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filing purposes (incorporated by reference to the First Pulaski National Corporation's Registration Statement on
Form S-4 No. 33-68448))

21.1    Subsidiaries

23.1    Consent of Independent Auditors

99.1    Certification of James T. Cox, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.

99.2    Certification of Harold Bass, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.