Form 10-Q
period 2003-03-31
FIRST PULASKI NATIONAL CORP
filed 2003-05-14
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended           March 31, 2003

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

Common Stock, $1.00 par value -- 1,643,419 Shares Outstanding as of April 30, 2003.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
	March 31,	December 31,
	2003	2002

Cash and due from banks	$12,592,399	$13,933,354
Federal funds sold	10,033,000	5,220,000

Cash and cash equivalents	22,625,399	19,153,354

Securities available for sale	126,998,716	114,161,308

Loans net of unearned income	235,002,588	233,255,433
Allowance for credit losses	(3,078,433)	(3,809,625)

Total net loans	231,924,155	229,445,808

Bank premises & equipment	10,259,150	10,292,144
Accrued interest receivable	3,722,511	3,755,962
Prepayments & other assets	4,207,137	3,731,963
Other real estate	1,069,575	1,129,191

TOTAL ASSETS	$400,806,643	$381,669,730
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing balances	$43,590,311	$45,007,259
Interest bearing balances	306,075,821	286,240,489

Total deposits	349,666,132	331,247,748

Other borrowed funds	3,634,893	3,562,216
Accrued taxes	501,477	369,818
Accrued interest on deposits	838,669	891,494
Other liabilities	1,731,998	1,596,205

TOTAL LIABILITIES	356,373,169	337,667,481

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,643,419 and 1,642,036 shares issued and outstanding	1,643,419	1,642,036
Capital surplus	4,674,567	4,656,050
Retained earnings	36,000,423	35,471,905
Accumulated other comprehensive income, net	2,115,065	2,232,258

TOTAL STOCKHOLDER'S EQUITY	44,433,474	44,002,249

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$400,806,643	$381,669,730
	=========	=========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2003	2002

INTEREST INCOME:
Loans, including fees	$4,413,608	$4,623,082
Investment securities	1,308,952	1,544,944
Federal funds sold	29,931	44,316

Total interest income	5,752,491	6,212,342

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	68,395	102,506
Savings & MMDAs	469,414	316,423
Time	1,177,639	2,150,830
Borrowed funds	47,860	26,129

Total interest expense	1,763,308	2,595,888

NET INTEREST INCOME	3,989,183	3,616,454

Provision for loan losses	352,593	239,620

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,636,590	3,376,834

OTHER INCOME:
Service charges on deposit accounts	587,066	518,576
Other service charges and fees	97,357	78,505
Security gains	683	12,201
Dividends	26,137	42,383
Mortgage banking fees	185,001	142,307
Other	101,379	113,567

Total other income	997,623	907,539

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2003	2002

OTHER EXPENSES:
Salaries and employee benefits	$1,655,159	$1,531,835
Occupancy expense, net	286,143	308,606
Furniture and equipment expense	195,279	235,018
Advertising and public relations	123,801	134,263
Other operating expenses	665,656	743,585

Total other expenses	2,926,038	2,953,307

Income before taxes	1,708,175	1,331,066
Applicable income taxes	504,030	415,960

NET INCOME	$1,204,145	$915,106
	============	============

Earnings per common share:
Basic	$ 0.73	$ 0.56
Diluted	$ 0.73	$ 0.56

Dividends per common share	$ 0.41	$ 0.41

Number of average shares for period	1,642,956	1,630,430
Number of diluted average shares for period	1,655,325	1,640,868

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	For the Three Months Ended March 31, 2003

				Accumulated Other Comprehensive Income

	Common	Capital	Retained
	Stock	Surplus	Earnings		Total

Balance, Dec. 31, 2002	$ 1,642,036	$ 4,656,050	$ 35,471,905	$ 2,232,258	$ 44,002,249

Comprehensive income:
Net Income			1,204,145

Change in unrealized
gains (losses) on AFS
securities, net of tax				(117,644)

Less reclassification
adjustment, net of
deferred income tax
benefit of $232				451

Comprehensive income					1,086,952

Cash Dividends
($.41 per share)			(675,627)		(675,627)

Common stock issued	1,383	18,517			19,900

Common stock repurchased					0

Balance, March 31, 2003	$ 1,643,419	$ 4,674,567	$ 36,000,423	$ 2,115,065	$ 44,433,474
	===========	===========	===========	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For three months ended March 31,
	2003	2002

Cash flows from operating activities
Net income	$ 1,204,145	$ 915,106
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	352,593	239,620
Depreciation of premises and equipment	203,610	248,674
Amortization and accretion of investment securities, net	176,451	76,293
Deferred income tax expense	62,756	85,374
Security gains, net	(683)	(12,201)
(Gain) loss on sale of other assets	(1,301)	36,620
Loans originated for sale	(7,680,737)	(4,476,940)
Proceeds from sale of loans	7,165,077	5,284,590
(Increase) decrease in interest receivable	33,451	(68,795)
Increase in prepayments/other assets	(475,174)	(352,018)
Decrease in accrued interest payable	(52,825)	(239,084)
Increase in accrued taxes	131,659	367,339
Increase (decrease) in other liabilities	132,073	(1,015,423)

Net cash from operating activities	1,251,095	1,089,155

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	11,898,303	7,329,673
Proceeds from sale of investment securities available for sale	1,488,337	0
Purchase of investment securities available for sale	(26,576,045)	(10,536,055)
Net increase in loans	(2,255,664)	(4,364,199)
Capital expenditures	(170,616)	(161,273)
Proceeds from sale of other assets	1,301	47,622

Net cash used by investing activities	(15,614,384)	(7,684,232)

Cash flows from financing activities:
Net increase in deposits	18,418,384	11,134,098
Cash dividends paid	(675,627)	(668,235)
Proceeds from issuance of common stock	19,900	17,610
Payments to repurchase shares	0	(177,223)
Proceeds from borrowings	150,000	1,046,000
Borrowings repaid	(77,323)	(52,737)

Net cash from financing activities	17,835,334	11,299,513

Net increase decrease in cash and cash equivalents	3,472,045	4,704,436
Cash and cash equivalents at beginning of period	19,153,354	23,429,058

Cash and cash equivalents at end of period	22,625,399	28,133,494
	==========	==========
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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2002, which report was filed with the Securities and Exchange Commission on or about March 31, 2003. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," "may," "intend," "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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
       Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $25,000 and all loans criticized as "Special Mention" over $100,000 are reviewed quarterly by the Executive and Loan Committee of the registrant's bank subsidiary Board of Directors for the level of loan losses required to be specifically allocated.

(a) Results of Operations

       Net income of the registrant was $1,204,145 for the first three months of 2003. This amounted to an increase of $289,039, or 31.6 percent, compared to the first three months of 2002.  Net interest income increased $372,729 during the first quarter of 2003 as compared to the first quarter of 2002. However, this increase was partially offset by a $112,973 increase in the provision for loan losses during the first quarter of 2003 as compared to the first quarter of 2002.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income increased $372,729, or 10.3 percent during the first quarter of 2003 as compared to the first quarter of 2002.  Total interest income decreased $459,851, or 7.4 percent for the first three months of 2003 as compared to the first three months of 2002. The decrease in total interest income was primarily due to the lower interest rate environment that began to take effect during the first quarter of 2001 and has continued into 2003. However, the decrease in total interest income was offset by a decrease in total interest expense of $832,580, or 32.1 percent for the first quarter of 2003 as compared to the same period in 2002. The decrease in total interest expense was again primarily due to the lower interest rate environment that began in 2001. The percentage change was greater for the total interest expense than the total interest income primarily due to the general decline in the level of interest rates that occurred in 2001 and continued through the first quarter of 2002. Interest rates continued a slight decline through the second and third

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

quarters of 2002. Interest rates declined more steeply again in the fourth quarter of 2002 and continued to remain at low levels through the end of the first quarter of 2003. The registrant was able to reprice its deposits, especially its non-maturity deposits, faster than it had to reprice its assets. Thus, during the declining interest rate period that has existed over the last two years, the average interest rate paid on deposits decreased faster than the average rate earned on loans and investments, causing the decrease in interest expense to be greater than the decrease in interest income.
        The decrease in interest income was due to a $209,474 decrease in interest and fee income on loans, a $235,992 decrease in interest on investment securities and a $14,385 decrease in interest on federal funds sold. Again, the primary cause of these decreases was the declining interest rate environment. The decrease in interest expense was due to a $34,111 decrease in interest expense on NOW accounts and a $973,191 decrease in interest expense on time deposits that were partially offset by an increase of $152,991 in interest expense on savings and money market accounts for the first quarter of 2003 as compared to the same period of 2002. The net decrease in interest expense was primarily the result of the declining interest rate environment.  The increase in interest expense on savings and money market accounts was primarily due to a large increase in money market account balances. Much of this increase in money market balances was offset by a decrease in time deposits; thus resulting in significantly lower interest expense on time deposits and increasing interest expense on money market accounts. The apparent cause of the flow of funds from time deposits to money market accounts seems to be the low interest rate environment prevalent throughout 2002 and the first quarter of 2003 and the improved liquidity offered by money market accounts. Money market accounts have allowed depositors to hedge against interest rate increases since the funds may be withdrawn on short or no notice and unlike time deposits, no early withdrawal penalties are incurred.
       Total other income increased $90,084, or 9.9 percent for the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002. Service charges on deposit accounts increased $68,490 and mortgage banking fees increased $42,694, accounting for much of the increase in other income during the first quarter of 2003 as compared to the first quarter of 2002. Much of the increase in service charges on deposit accounts was due to an increase in insufficient funds and overdraft fees charged on demand deposit accounts. The increase in mortgage banking fees was primarily caused by an increase in the volume of mortgages generated during the first quarter of 2003 as compared to the same period of 2002.
       Total other expenses decreased $27,269, or 0.9 percent for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Salaries and employee benefits increased $123,324, or 8.1 percent for the first quarter of 2003 as compared to the first quarter of 2002, primarily due to increased average salary and benefits expense per employee. However, this increase in salaries and employee benefits was offset by a decrease of $39,739 in furniture and equipment expense, a decrease of $22,463 in occupancy expenses and a decrease of $77,929 in other operating expenses for the first quarter of 2003 as compared to the same period of 2002.
       The provision for credit losses for the three-month period ended March 31, 2003, increased $112,973 or 47.1 percent over the same period of 2002. The increase in provision for possible credit losses for the three months ended March 31, 2003 was primarily the result of a deterioration in local economic conditions and one large loan that was charged off during the first quarter of 2003. As a result of increases in net loan losses and problem loans compared to prior periods, the registrant anticipates that the provision for loan losses and allowance for loan losses will continue at increased levels through the remainder of 2003.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

       The provision for possible credit losses is based on past loan experience and other factors that, in management's judgement, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended March 31, 2003, income before taxes increased $377,109, or 28.3 percent, as compared to the three-month period ended March 31, 2002. Applicable income taxes increased $88,070, or 21.2 percent for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.
       On a basic, weighted average per share basis, net income was $0.73 per share based on 1,642,956 shares for the first three months of 2003 as compared to $0.56 per share based on 1,630,430 shares for the first three months of 2002. On a fully diluted basis, net income per share was $0.73 for the first three months of 2003 on 1,655,325 shares as compared to $0.56 on 1,640,868 shares for the first three months of 2002.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (net of unrealized gain or loss on securities) for the three months ended March 31, 2003 (annualized) and for the year ended December 31, 2002.

	For the three months ended	For year ended
	March 31, 2003	December 31, 2002
Return on assets	1.26%	1.09%
Return on equity	11.59%	9.90%

(b) Financial Condition

       The registrant's total assets increased 5.0 percent to $400,806,643 during the three months ended March 31, 2003, from $381,669,730 at December 31, 2002. Loans and leases, net of allowance for credit losses, totaled $231,924,155 at March 31, 2003, a 1.1 percent increase compared to $229,445,808 at December 31, 2002. The registrant's bank subsidiary originated certain real estate mortgages that it sold in the secondary market. These loans totaled $7,165,077 for the three months ended March 31, 2003 as compared to $5,284,590 for the three months ended March 31, 2002. Investment securities increased $12,837,408, or 11.2 percent, to $126,998,716 at March 31, 2003, from $114,161,308 at December 31, 2002. The unrealized gain on securities, net of tax, was $2,115,065 at March 31, 2003 as compared to $2,232,258 at December 31, 2002.  Federal funds sold increased $4,813,000, or 92.2 percent to $10,033,000 at March 31, 2003, from $5,220,000 at December 31, 2002. The increase in investment securities and federal funds sold was primarily the result of deposits growing more quickly than loans during the first three months of 2003.
       Total liabilities increased by 5.6 percent to $356,373,169 for the three-months ended March 31, 2003, compared to $337,667,481 at December 31, 2002. This increase was primarily due to a $19,835,332 or 6.9 percent increase in interest bearing deposits.  Much of the increase in deposits during the first quarter of 2003 occurred in money market accounts.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Non-performing assets decreased to approximately $7,887,200 at March 31, 2003 compared to approximately $8,760,700 at December 31, 2002.  Non-performing assets at March 31, 2003 included $1,069,575 in other real estate owned, $6,351,305 in non-accrual loans, and $466,279 in loans past due ninety days or more as to interest or principal payment. Additionally, there was approximately $456,000 in restructured loans at March 31, 2003.  At December 31, 2002, the corresponding figures were $1,129,191 in other real estate owned, $7,236,654 in non-accrual loans, $394,898 in loans past due ninety days or more, and $464,000 loans restructured. The allowance for loan losses was 0.48 times the balance of nonaccrual loans at March 31, 2003 as compared to 0.53 at December 31, 2002. The large volume in the registrant's non-accrual loans at March 31, 2003 was principally related to two credit lines of the registrant's subsidiary bank. The largest line placed on nonaccrual status was a large United States Department of Agriculture guaranteed loan that was placed on a nonaccrual status during the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the United States Department of Agriculture. The remaining twenty percent credit exposure on the loan is secured by the underlying collateral on the loan. Management no longer believes that the underlying collateral is sufficient to secure the entire unguaranteed portion of the loan. Management has estimated the credit exposure on the loan and included the exposure in its allowance for loan losses calculation for March 31, 2003. If the guaranteed portion of this loan was excluded from nonaccrual status, then the allowance for loan losses would have been 1.06 times the balance of nonaccrual loans as of March 31, 2003. The second large line was placed on nonaccrual status during the fourth quarter of 2002. This line consists primarily of commercial real estate and land development loans and resulted in most of the net charged-off loans during the first quarter of 2003.
      Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the quarter ended March 31, 2003 if the above nonaccrual loans had been current in accordance with their original terms was approximately $119,000.
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
       Net charge-offs for the three months ended March 31, 2003 were approximately $1,083,800 for a net charge-off to total loans ratio of 0.46 percent. This compares to net charge-offs of approximately

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$284,000 for the three months ended March 31, 2002 for a net charge-off to total loans ratio of 0.14 percent. As discussed previously, one large line was primarily responsible for the increase in net loan charge-offs during the first quarter of 2003.
       The total allowance for credit losses decreased to $3,078,433 as of March 31, 2003 from $3,809,625 as of December 31, 2002. The decrease of $731,192 in the allowance for credit losses during the first quarter of 2003 was primarily due to the large credit line mentioned previously. As of December 31, 2002, management had estimated the credit exposure on this line in its calculation for the allowance for credit losses. Subsequently, during the first quarter of 2003, much of the exposure for this line was charged-off, thus decreasing the allowance for credit losses. Management believes that the allowance for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks. Cash and cash equivalents increased $3,472,045 between December 31, 2002 and March 31, 2003.  This increase was primarily the result of deposits increasing faster than loans.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $17,527,920 at March 31, 2003, representing 13.8 percent of the registrant's investment portfolio as compared to 10.5 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies the registrant's entire investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. As mentioned previously, federal funds sold increased by $4,813,000, or 92.2 percent from December 31, 2002 to March 31, 2003.
       At March 31, 2003, the registrant had unfunded loan commitments outstanding of approximately $27,822,000 and outstanding standby letters of credit of approximately $810,000. Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant's subsidiary bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.
       As discussed above, the registrant's bank subsidiary originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days. These loans are considered in the computation of the allowance for loan losses to cover future defaults. The total mortgage loans sold with repurchase requirements outstanding as of March 31, 2003 was approximately $9,615,000.

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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent. The following table sets out the appropriate regulatory standards as well as First Pulaski National Corporation's actual ratios as of March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$ 42,250	$ 41,704
Risk-weighted assets	$ 287,253	$ 282,069
Tier I capital to risk-weighted assets	14.71%	14.79%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$ 45,328	$ 45,233
Risk-weighted assets	$ 287,253	$ 282,069
Total capital to risk-weighted assets	15.78%	16.04%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Quarterly Average Assets (Leverage Ratio)
Tier I capital	$ 42,250	$ 41,704
Total assets	$ 388,247	$ 374,268
Tier I capital to total assets	10.88%	11.14%
Regulatory requirement	4.00%	4.00%

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
       Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments, changes in market conditions, and pricing and deposit volume and mix. Since these assumptions are inherently uncertain, net interest income can not be precisely estimated nor can the impact changes in interest rates be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.
       There have been no material changes in reported market risks during the three months ended March 31, 2003.

Item 4. Controls and Procedures

       The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibit 11.1  Statement of Computation of Per Share Earnings

            Exhibit 99.1  Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley
                                Act of 2002.

            Exhibit 99.2  Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley
                                Act of 2002.

     (b)  No current reports on Form 8-K have been filed during the first quarter of 2003.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  May 14, 2003                                                /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  May 14, 2003                                                /s/Tracy Porterfield
                                                                                Tracy Porterfield, Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Hayes, certify that:

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

            Date:  May 14, 2003                                                       /s/Mark A. Hayes
                                                                                                   Mark A. Hayes, Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy Porterfield, certify that:

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

            Date:  May 14, 2003                                                       /s/Tracy Porterfield
                                                                                                   Tracy Porterfield, Chief Financial Officer