Form 10-Q
period 2003-06-30
FIRST PULASKI NATIONAL CORP
filed 2003-08-14
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended           June 30, 2003

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
 (State or Other Jurisdiction of Incorporation or Organization)                                              (IRS Employer Identification No.)

206 South First Street, Pulaski, Tennessee 38478
 (Address of Principal Executive Offices)

Registrant's telephone number:                                                                               931-363-2585

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [    ]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Yes [    ] No [ X ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value -- 1,646,610 Shares Outstanding as of July 31, 2003.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2003	2002

Cash and due from banks	$ 11,452,207	$ 13,933,354
Federal funds sold	8,961,000	5,220,000
Cash and cash equivalents	20,413,207	19,153,354

Interest bearing balances with banks	200,000	0
Securities available for sale	129,502,141	114,161,308

Loans net of unearned income	235,719,584	233,255,433
Allowance for credit losses	(3,442,119)	(3,809,625)
Total net loans	232,277,465	229,445,808

Bank premises & equipment	10,452,491	10,292,144
Accrued interest receivable	3,482,292	3,755,962
Prepayments & other assets	4,222,441	3,731,963
Other real estate	3,508,939	1,129,191
TOTAL ASSETS	$ 404,058,976	$ 381,669,730
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$ 42,354,117	$ 45,007,259
Interest bearing balances	308,690,435	286,240,489
Total deposits	351,044,552	331,247,748

Other borrowed funds	3,555,299	3,562,216
Accrued taxes	214,093	369,818
Accrued interest on deposits	914,428	891,494
Other liabilities	2,427,152	1,596,205

TOTAL LIABILITIES	358,155,524	337,667,481

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,643,419 and 1,642,036 shares issued and outstanding	1,643,419	1,642,036
Capital surplus	4,665,567	4,656,050
Retained earnings	36,552,939	35,471,905
Accumulated other comprehensive income, net	3,041,527	2,232,258

TOTAL STOCKHOLDER'S EQUITY	45,903,452	44,002,249

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 404,058,976	$ 381,669,730
	=========	=========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

INTEREST INCOME:
Loans, including fees	$4,637,675	$4,696,581	$9,051,283	$9,319,663
Investment securities	1,319,377	1,531,777	2,628,329	3,076,721
Federal funds sold	16,652	42,059	46,583	86,375
Total interest income	5,973,704	6,270,417	11,726,195	12,482,759

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	64,727	108,116	133,122	210,622
Savings & MMDAs	408,927	487,716	878,341	804,139
Time	1,176,072	1,692,367	2,353,711	3,843,197
Borrowed funds	48,192	36,993	96,052	63,122
Total interest expense	1,697,918	2,325,192	3,461,226	4,921,080

NET INTEREST INCOME	4,275,786	3,945,225	8,264,969	7,561,679

Provision for loan losses	462,758	185,195	815,351	424,815

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,813,028	3,760,030	7,449,618	7,136,864

OTHER INCOME:
Service charges on deposit accounts	588,687	506,028	1,175,753	1,024,604
Other service charges and fees	99,144	119,122	196,501	197,627
Security gains	73,125	2,548	73,808	14,749
Dividends	14,089	8,281	40,226	50,664
Mortgage banking fees	197,393	98,469	382,394	240,776
Other	94,508	87,560	195,887	201,127
Total other income	1,066,946	822,008	2,064,569	1,729,547

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

OTHER EXPENSES:
Salaries and employee benefits	$ 1,674,664	$ 1,562,259	$ 3,329,823	$ 3,094,094
Occupancy expense, net	281,385	307,828	567,528	616,434
Furniture and equipment expense	199,897	273,659	395,176	508,677
Advertising and public relations	166,900	154,127	290,701	288,390
Other operating expenses	692,690	706,189	1,358,346	1,449,774
Total other expenses	3,015,536	3,004,062	5,941,574	5,957,369

Income before taxes	1,864,438	1,577,976	3,572,613	2,909,042
Applicable income taxes	638,120	512,702	1,142,150	928,662

NET INCOME	$1,226,318	$1,065,274	$2,430,463	$1,980,380
	==========	==========	==========	==========

Earnings per common share:
Basic	$ 0.75	$ 0.65	$ 1.48	$ 1.22
Diluted	$ 0.74	$ 0.65	$ 1.47	$ 1.21

Dividends per common share	$ 0.41	$ 0.41	$ 0.82	$ 0.82

Number of weighted average shares for
period - basic	1,643,353	1,628,611	1,643,156	1,629,524
- diluted	1,655,430	1,640,131	1,655,535	1,640,677

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2003

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Total
	Stock	Surplus	Earnings	Income

Balance, Dec. 31, 2002	$ 1,642,036	$ 4,656,050	$ 35,471,905	$ 2,232,258	$ 44,002,249

Comprehensive income:
Net Income			2,430,463

Change in unrealized
gains (losses) on AFS
securities, net of tax				760,556

Less reclassification
adjustment, net of
deferred income tax
benefit of $25,095				48,713

Comprehensive income					3,239,732

Cash Dividends
($.82 per share)			(1,349,429)		(1,349,429)

Common stock issued	1,883	33,517			35,400

Common stock repurchased	(500)	(24,000)			(24,500)

Balance, June 30, 2003	$ 1,643,419	$ 4,665,567	$ 36,552,939	$ 3,041,527	$ 45,903,452
	==========	==========	==========	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For six months ended June 30,
	2003	2002

Cash flows from operating activities
Net income	$ 2,430,463	$ 1,980,399
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	815,351	424,815
Depreciation of premises and equipment	419,671	514,666
Amortization and accretion of investment securities, net	336,564	169,253
Deferred income tax expense	97,269	96,982
Loss on sale of other assets	3,147	36,620
Security gains, net	(73,125)	(14,749)
Loans originated for sale	(13,747,989)	(7,808,874)
Proceeds from sale of loans	13,146,097	8,662,474
Decrease in interest receivable	273,670	225,328
Increase in prepayments/other assets	(490,478)	(394,402)
(Increase) Decrease in accrued interest payable	22,934	(462,511)
Increase (decrease) in accrued taxes	(155,725)	47,120
Increase (decrease) in other liabilities	315,923	(1,015,978)

Net cash from operating activities	3,393,772	2,461,143

Cash flows from investing activities:
Proceeds from maturity of investment securities	38,414,621	19,676,641
Proceeds from sale of investment securities	3,110,934	0
Purchase of investment securities	(55,902,804)	(21,347,108)
Increase in interest bearing balances with banks	(200,000)	0
Net increase in loans	(5,461,243)	(12,885,645)
Capital expenditures	(580,018)	(259,922)
Proceeds from sale of other assets	33,233	47,622

Net cash used by investing activities	(20,585,277)	(14,768,412)

Cash flows from financing activities:
Proceeds from borrowings	150,000	1,046,000
Net increase in deposits	19,796,804	9,609,972
Cash dividends paid	(1,349,429)	(1,336,105)
Proceeds from issuance of common stock	35,400	84,667
Payments to repurchase shares	(24,500)	(350,010)
Borrowings repaid	(156,917)	(113,577)

Net cash from financing activities	18,451,358	8,940,947

Net increase (decrease) in cash and cash equivalents	1,259,853	(3,366,322)
Cash and cash equivalents at beginning of period	19,153,354	23,429,058

Cash and cash equivalents at end of period	$ 20,413,207	$ 20,062,736
	============	============
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

Critical Accounting Policies

       The accounting principles we follow and our methods of applying these principles conform to accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses, we have made judgments and estimates that have significantly impacted our financial position and results of operations.

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
       Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $25,000 and all loans classified as "Other Assets Especially Mentioned" over $100,000 are reviewed quarterly by the Board's Executive and Loan Committee to review the level of loan losses required to be specifically allocated.

(a) Results of Operations

       Net income of the registrant was $2,430,463 for the first six months of 2003. This amounted to an increase of $450,083, or 22.7 percent, compared to the first six months of 2002.  For the three-month period ended June 30, 2003, net income increased $161,044, or 15.1 percent, as compared to the three-months ended June 30, 2002.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income increased $330,561, or 8.4 percent to $4,275,786 during the second quarter of 2003 as compared to $3,945,225 for the second quarter of 2002.  Total interest income decreased $296,713, or 4.7 percent to $5,973,704 for the second quarter of 2003 as compared to $6,270,417 for the same period in 2002. The decrease in total interest income was due primarily to the lower interest rate environment that has been prevalent in 2003. However, the decrease in total interest income was offset by a decrease in total interest expense of $627,274, or 27.0 percent to $1,697,918 for the second quarter of 2003 as compared to $2,325,192 for the same period in 2002. The decrease in total interest expense was again primarily due to the lower interest rate environment prevalent throughout 2003. The percentage change was greater for the total interest expense than the total interest income primarily due to the general decline in the level of interest rates that began in 2001 and continued through 2003. Since the registrant is liability sensitive

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

this declining interest rate environment caused the average interest rate paid on deposits to decrease faster than the average rate earned on loans and investments.
       Net interest income of the registrant for the six-month period ended June 30, 2003 increased by $703,290, or 9.3 percent, to $8,264,969 as compared to $7,561,679 for the six months ended June 30, 2002. Total interest income decreased $756,564, or 6.1 percent for the first six months of 2003 as compared to the same period in 2002. This decrease was primarily the result of the declining interest rate environment which caused the interest income on loans to decrease $268,380 and interest income on investments to decrease $448,392 for the first six months of 2003 as compared to the same period of 2002. However, the decrease in total interest income was offset by a decrease in total interest expense of $1,459,854, or 29.7 percent to $3,461,226 for the first six months of 2003 as compared to $4,921,080 for the same period in 2002. The decrease in total interest expense was primarily caused by a $1,489,486 decrease in interest expense on time deposits for the six months ended June 30, 2003 as compared to the same period in 2002.
       Total other income increased $244,938, or 29.8 percent to $1,066,946 for the three-month period ended June 30, 2003 as compared to $822,008 for the three-month period ended June 30, 2002. This increase in other income for the three-month period ended June 30, 2003 was primarily due to a $98,924 increase in mortgage banking fees, an $82,659 increase in service charges on deposit accounts, and a $70,577 increase in gains on the sale of investment securities, as compared to the three-month period ended June 30, 2002.
       Total other income increased $335,022, or 19.4 percent for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. The increase was primarily due to a $151,149 increase in service charges on deposit accounts, a $141,618 increase in mortgage banking fees and a $59,059 increase in gains on the sale of investment securities.
       The registrant's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the registrant's growth, while fees for origination of mortgage loans will often reflect stock and home mortgage market conditions and fluctuate more widely from period to period.
       For the three-month period ended June 30, 2003, total other expenses increased $11,474, or 0.4 percent to $3,015,536 as compared to $3,004,062 for the three-month period ended June 30, 2002. Salaries and employee benefits increased $112,405, or 7.2 percent for the three-months ended June 30, 2003 as compared to the three-months ended June 30, 2002, primarily due to increased average salary and benefits expense per employee. This increase was offset, however, by a decrease of $73,762, or 27.0 percent in furniture and equipment expense during the second quarter of 2003 as compared to the second quarter of 2002. This large decrease in furniture and equipment expense was primarily due to a significant upgrade in computer equipment by the registrant's subsidiary bank during 2001. The resulting depreciation on this computer equipment decreased in 2003 as compared to 2002. Both net occupancy expenses and other operating expenses showed small declines in the first six months of 2003 as compared to the first six months of 2002 as well.
       Total other expenses decreased $15,795, or 0.3 percent, to $5,941,574 for the six-months ended June 30, 2003 as compared to $5,957,369 for the same period last year. For the six-month period ended June 30, 2003 salaries and employee benefits increased $235,729, or 7.6 percent as compared to the same period of 2002. This increase was offset, however, by a decrease in furniture and equipment expenses of $113,501 for the first six months of 2003 as compared to the same period of 2002, again reflecting the decreased depreciation expense mentioned above. Also, other operating expenses decreased $91,428, or 6.3 percent, for the six months ended June 30, 2003 as compared to the same period of 2002.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  (Continued)

       The provision for credit losses for the three-months ended June 30, 2003, increased $277,563 to $462,758 from $185,195 over the same period in 2002. For the six-month period ended June 30, 2003, the increase in provision for credit losses was $390,536 to $815,351 from $424,815 over the same period of 2002.  The increase in the provision for loan losses for both periods of 2003 was primarily the result of a deterioration in local economic conditions and one large line that was charged off during the first quarter of 2003.  As a result of increases in net loan losses and problem loans compared to prior periods, the registrant anticipates that the provision for loan losses and allowance for loan losses will continue at increased levels through the remainder of 2003.
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
       For the three-month period ended June 30, 2003, income before taxes increased $286,462, or 18.2 percent, to $1,864,438 as compared to $1,577,976 for the three months ended June 30, 2002.  Applicable income taxes increased $125,418, or 24.5 percent for the three-month period ended June 30, 2003 as compared to the same period in 2002.
       For the six-month period ended June 30, 2003, income before taxes increased $663,571, or 22.8 percent, to $3,572,613 as compared to $2,909,042 for the six-month period ended June 30, 2002. Applicable income taxes increased $213,488, or 23.0 percent for the six-months ended June 30, 2003 as compared to the six-months ended June 30, 2002.
       The effect on net income and earnings per share if stock based compensation was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," would not be material for any periods presented.
       On a basic, weighted average per share basis, net income was $1.48 per share based on 1,643,156 weighted shares outstanding for the first six months of 2003 as compared to $1.22 per share on 1,629,524 weighted shares outstanding for the first six months of 2002. On a fully diluted basis, net income per share was $1.47 for the first six months of 2003 on 1,655,535 weighted shares outstanding as compared to $1.21 on 1,640,677 weighted shares outstanding for the first six months of 2002. On a weighted average per share basis, net income was $0.75 per share based on 1,643,353 weighted shares outstanding for the three months ended June 30, 2003 as compared to $0.65 per share based on 1,628,611 weighted shares outstanding for the same period of 2002. On a fully diluted basis, net income per share was $0.74 for the three months ended June 30, 2003 on 1,655,430 weighted shares outstanding as compared to $0.65 on 1,640,131 weighted shares outstanding for the same period of 2002.

page10

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (net of unrealized gain or loss on securities)) for the six months ended June 30, 2003 (annualized) and for the year ended December 31, 2002.

	For the six months ended	For year ended
	June 30, 2003	December 31, 2002
Return on assets	1.26%	1.09%
Return on equity	11.51%	9.90%

(b) Financial Condition

       The registrant's total assets increased 5.9 percent to $404,058,976 during the six months ended June 30, 2003, from $381,669,730 at December 31, 2002. Loans and leases, net of allowance for credit losses, totaled $232,277,465 at June 30, 2003, a 1.2 percent increase compared to $229,445,808 at December 31, 2002. Investment securities increased $15,340,833, or 13.4 percent, to $129,502,141 at June 30, 2003, from $114,161,308 at December 31, 2002.  The unrealized gain on securities, net of tax, was $3,041,527 at June 30, 2003 as compared to $2,232,258 at December 31, 2002. The increase in unrealized gains on securities occurred as a result of the lower general level of interest rates during 2003 as compared to 2002.  Federal funds sold increased $3,741,000, to $8,961,000 at June 30, 2003, from $5,220,000 at December 31, 2002. The increase in both investment securities and federal funds sold was the result of deposits growing more rapidly than loans.
       Total liabilities increased by 6.1% to $358,155,524 for the six months ended June 30, 2003, compared to $337,667,481 at December 31, 2002. This increase was primarily due to a $22,449,946 or 7.8 percent increase in interest bearing deposits for the six months ended June 30, 2003. Much of the increase in deposits during the first two quarters of 2003 occurred in time deposits.
       Non-performing assets decreased to approximately $6,888,100 at June 30, 2003 compared to approximately $8,760,700 at December 31, 2002.  Non-performing assets at June 30, 2003 included $3,508,939 in other real estate owned, $3,108,929 in non-accrual loans, and $270,199 in loans past due ninety days or more as to interest or principal payment. Additionally, there were approximately $250,000 in restructured loans at June 30, 2003.  At December 31, 2002, the corresponding figures were $1,129,191 in other real estate owned, $7,236,654 in non-accrual loans, $394,898 in loans past due ninety days or more, and $464,000 loans restructured. The allowance for loan losses was 1.11 times the balance of nonaccrual loans at June 30, 2003 as compared to 0.53 at December 31, 2002. The large volume in the registrant's non-accrual loans at December 31, 2002 was principally related to two credit lines of the registrant's subsidiary bank. The largest line placed on nonaccrual status was a large United States Department of Agriculture guaranteed loan that was placed on nonaccrual status during the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the United States Department of Agriculture. The remaining twenty percent credit exposure on the loan is secured by the underlying collateral on the loan. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the United States Department of Agriculture for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. This foreclosure led to the large increase in other real estate owned at June 30, 2003 as compared to December 31, 2002.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  (Continued)

Management no longer believes that the underlying collateral is sufficient to secure the entire unguaranteed portion of the loan. Management has estimated the credit exposure on the loan and included the exposure in its allowance for loan losses calculation for June 30, 2003. The second large line was placed on nonaccrual status during the fourth quarter of 2002. This line consists primarily of commercial real estate and land development loans and resulted in most of the net charged-off loans during the first six months of 2003. This line remained on nonaccrual status as of June 30, 2003.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2003 if the above nonaccrual loans had been current in accordance with their original terms was approximately $149,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2003, there were approximately $7,500,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $10,900,000 in loans that were classified as "substandard" or worse and accruing interest as of June 30, 2002.
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
      Net charge-offs for the six-months ended June 30, 2003 were approximately $1,182,900 for a net charge-off ratio of 0.50 percent. This compares to net charge-offs of approximately $430,000 for the six-months ended June 30, 2002 for a net charge-off ratio of 0.20 percent. As discussed previously, one large line was primarily responsible for the increase in net loan charge-offs during the first six months of 2003.
       The total allowance for credit losses decreased to $3,442,119 as of June 30, 2003 from $3,809,625 as of December 31, 2002. The decrease of $367,506 in the allowance for credit losses during the first six months of 2003 was primarily due to the large commercial real estate and land development credit line mentioned previously. As of December 31, 2002, management had estimated the credit exposure on this line in its calculation for the allowance for credit losses. Subsequently, during the first quarter of 2003, much of the exposure for this line was charged-off, thus decreasing the allowance for credit losses. Management believes that the allowance for credit losses is sufficient to cover potential losses in the loan portfolio.

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  (Continued)

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $1,259,853 between December 31, 2002 and June 30, 2003.
        Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $17,174,585 at June 30, 2003, representing 13.3 percent of the registrant's investment portfolio as compared to 12.6 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. As mentioned previously, federal funds sold increased by $3,741,000.
       At June 30, 2003, the registrant had unfunded loan commitments outstanding of approximately $23,670,000 and outstanding standby letters of credit of approximately $1,060,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.
       The registrant's bank subsidiary originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days. These loans are considered in the computation of the allowance for loan losses to cover future defaults. The total mortgage loans sold with repurchase requirements outstanding as of June 30, 2003 was approximately $10,870,000.
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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent. The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios at June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002

	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$ 42,796	$ 41,704
Risk-weighted assets	291,666	282,069
Tier I capital to risk-weighted assets	14.67%	14.79%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$ 46,238	$ 45,233
Risk-weighted assets	291,666	282,069
Total capital to risk-weighted assets	15.85%	16.04%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Assets (Leverage Ratio)
Tier I capital	$ 42,796	$ 41,704
Total quarterly average assets	392,722	374,268
Tier I capital to total quarterly average assets	10.90%	11.14%
Regulatory requirement	4.00%	4.00%

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
       Interest rate risk management focuses on the earnings risk associated with changing interest rates, as well as the risk to the present value of the registrant's equity. Management seeks to maintain profitability in both immediate and long-term earnings through funds management and interest rate risk management. The registrant's rate sensitive position has an important impact on earnings and the present value of the registrant's equity. Management of the registrant meets regularly to analyze the rate sensitivity position, focusing on the spread between the cost of funds and interest yields generated primarily through loans and investments. Management also seeks to maintain stability in the net interest margin under varying interest rate environments. These goals are accomplished through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
       There have been no material changes in reported market risks during the quarter ended June 30, 2003.

Item 4. Controls and Procedures

       The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

       None

Item 3.  Defaults upon Senior Securities

       None

Item 4.  Submission of Matters to a Vote of Security Holders

       At the annual meeting of stockholders on April 24, 2003, there were 1,064,446 shares represented.  The number of shares required for a quorum was 821,710. Of the 1,064,446 shares represented at the meeting, the following votes or abstentions were given with respect to the election of registrant's directors.

	For	Against	Abstain
David E. Bagley	1,009,797	49,169	5,480
Johnny Bevill	1,005,615	53,351	5,480
James K. Blackburn, IV	1,019,436	39,530	5,480
Wade Boggs	1,005,615	53,351	5,480
James H. Butler	1,005,415	53,551	5,480
James T. Cox	1,057,731	1,235	5,480
Parmenas Cox	1,058,496	470	5,480
Gregory G. Dugger	1,005,615	53,351	5,480
Charles D. Haney	1,031,261	27,705	5,480
James Rand Hayes	1,005,615	53,351	5,480
Mark A. Hayes	1,010,865	48,101	5,480
W. Harwell Murrey	1,005,615	53,351	5,480
Bill Yancey	1,019,436	39,530	5,480

       On the basis of these figures, the above named directors were declared duly elected.

       Also brought to a vote was the ratification of the selection of Putman and Hancock, Certified Public Accountants, as external auditors for the ensuing year. Of the 1,064,446 shares represented, there were 1,052,534 shares voted for, 6,532 shares voted against and 5,380 shares abstaining. On the basis of these figures, the selection of Putman and Hancock, Certified Public Accountants was declared ratified.

Item 5.  Other Information

       None

PART II - OTHER INFORMATION
____________________________________________

Item 6.  Exhibits and Reports on Form 8-K.

     (a)    Exhibit 31.1 Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             Exhibit 31.2 Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             Exhibit 32.1 Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley
                                 Act of 2002.
             Exhibit 32.2 Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-
                                Oxley Act of 2002.

     (b)  No current reports on Form 8-K have been filed during the second quarter of 2003.

page17

SIGNATURES
____________________________________________

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 14, 2003                                             /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  August 14, 2003                                             /s/Tracy Porterfield
                                                                                Tracy Porterfield, Chief Financial Officer