Form 10-Q
period 2003-09-30
FIRST PULASKI NATIONAL CORP
filed 2003-11-14
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended           September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
   Yes [    ] No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $1.00 par value -- 1,643,341 Shares outstanding as of October 31, 2003.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2003	2002
Cash and due from banks	$ 10,313,647	$ 13,933,354
Federal funds sold	10,733,000	5,220,000
Cash and cash equivalents	21,046,647	19,153,354

Interest bearing balances with banks	200,000	0
Securities available for sale	145,506,774	114,161,308

Loans net of unearned income	228,336,500	233,255,433
Allowance for credit losses	(3,456,896)	(3,809,625)
Total net loans	224,879,604	229,445,808

Bank premises & equipment	10,313,226	10,292,144
Accrued interest receivable	3,453,147	3,755,962
Prepayments & other assets	4,257,972	3,731,963
Other real estate	3,911,073	1,129,191
TOTAL ASSETS	$ 413,568,443	$ 381,669,730
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$ 45,422,098	$ 45,007,259
Interest bearing balances	316,050,250	286,240,489
Total deposits	361,472,348	331,247,748

Other borrowed funds	3,473,969	3,562,216
Accrued taxes	160,948	369,818
Accrued interest on deposits	1,053,791	891,494
Other liabilities	1,965,488	1,596,205
TOTAL LIABILITIES	368,126,544	337,667,481

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,643,191 and 1,642,036 shares issued and outstanding	1,643,341	1,642,036
Capital surplus	4,655,973	4,656,050
Retained earnings	37,157,213	35,471,905
Accumulated other comprehensive income, net	1,985,372	2,232,258
TOTAL STOCKHOLDERS' EQUITY	45,441,899	44,002,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 413,568,443	$ 381,669,730
	========	========
* See accompanying note to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans, including fees	$4,413,069	$4,628,281	$13,464,352	$13,947,944
Investment securities	1,334,443	1,442,203	3,962,352	4,518,924
Deposits	1,660	24	2,080	43
Federal funds sold	24,605	31,604	71,188	117,979
Total interest income	5,773,777	6,102,112	17,499,972	18,584,890

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	65,144	85,223	198,266	295,845
Savings & MMDAs	320,322	550,989	1,198,663	1,355,128
Time	1,282,678	1,460,609	3,636,389	5,303,806
Borrowed funds	47,380	36,047	143,432	99,169
Total interest expense	1,715,524	2,132,868	5,176,750	7,053,948

NET INTEREST INCOME	4,058,253	3,969,244	12,323,222	11,530,942

Provision for loan losses	470,488	304,747	1,285,839	729,562

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,587,765	3,664,497	11,037,383	10,801,380

OTHER INCOME:
Service charges on deposit accounts	574,760	602,529	1,750,513	1,627,133
Other service charges and fees	96,458	84,574	292,959	282,201
Security gains	39,813	243,870	113,621	258,619
Dividends	14,336	16,649	54,562	81,077
Mortgage banking fees	266,624	116,777	649,018	357,553
Other	296,576	102,956	492,463	304,705
Total other income	1,288,567	1,167,355	3,353,136	2,911,288

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
OTHER EXPENSES:
Salaries and employee benefits	1,715,598	1,612,814	5,045,421	4,721,294
Occupancy expense, net	277,417	285,723	844,945	902,157
Furniture and equipment expense	229,025	275,404	624,201	784,081
Advertising and public relations	108,276	112,043	398,977	400,433
Other operating expenses	659,380	615,101	2,017,726	2,064,875
Total other expenses	2,989,696	2,901,085	8,931,270	8,872,840

Income before taxes	1,886,636	1,930,767	5,459,249	4,839,828
Applicable income taxes	608,593	646,503	1,750,743	1,575,165

NET INCOME	$1,278,043	$1,284,264	$3,708,506	$3,264,663
	=========	=========	=========	=========

Earnings per common share:
Basic	$ 0.78	$ 0.78	$ 2.26	$ 2.00
Diluted	$ 0.77	$ 0.78	$ 2.24	$ 1.99

Dividends per common share	$ 0.41	$ 0.41	$ 1.23	$ 1.23

Weighted average shares for
period - basic	1,643,184	1,642,016	1,643,165	1,633,734
- diluted	1,656,389	1,642,016	1,655,750	1,644,628

* See accompanying note to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2003

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Total
	Stock	Surplus	Earnings	Income

Balance, Dec. 31, 2002	$ 1,642,036	$ 4,656,050	$ 35,471,905	$ 2,232,258	$ 44,002,249

Comprehensive income:
Net Income			3,708,506

Change in unrealized
gains (losses) on AFS
securities, net of tax				(321,876)

Less reclassification
adjustment, net of
deferred income tax
benefit of $38,631				74,990

Comprehensive income					3,461,620

Cash Dividends
($1.23 per share)			(2,023,198)		(2,023,198)

Common stock issued	2,233	44,467			46,700

Common stock repurchased	(928)	(44,544)			(45,472)

Balance, September 30, 2003	$ 1,643,341	$ 4,655,973	$ 37,157,213	$ 1,985,372	$ 45,441,899
	==========	=========	==========	=========	==========
* See accompanying note to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$ 3,708,506	$ 3,264,663
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	1,285,839	729,562
Depreciation of premises and equipment	667,656	808,280
Amortization and accretion of investment securities, net	486,001	239,709
Deferred income tax expense	209,562	83,468
Losses on sale of other assets	0	37,199
Security gains, net	(113,621)	(258,619)
Loans originated for sale	(22,817,209)	(12,449,184)
Proceeds from sale of loans	22,758,259	13,148,684
Decrease in interest receivable	302,815	199,410
Increase in prepayments/other assets	(526,010)	(642,278)
Increase (decrease) in accrued interest payable	162,297	(601,863)
Increase (decrease) in accrued taxes	(208,870)	265,370
Increase (decrease) in other liabilities	283,104	(854,714)
Net cash from operating activities	6,198,329	3,969,687

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	54,282,741	34,140,763
Proceeds from sale of investment securities available for sale	4,564,448	5,724,410
Purchase of investment securities available for sale	(90,935,304)	(33,154,602)
Increase in interest bearing balances with banks	(200,000)	0
Net (increase) decrease in loans	557,433	(22,633,381)
Capital expenditures	(688,738)	(310,673)
Proceeds from sale of other assets	0	306,680
Net cash used by investing activities	(32,419,420)	(15,926,803)

Cash flows from financing activities:
Proceeds from borrowings	150,000	1,046,000
Net increase in deposits	30,224,601	8,354,087
Cash dividends paid	(2,023,198)	(2,009,642)
Proceeds from issuance of common stock	46,700	574,578
Payments to repurchase shares of common stock	(45,472)	(447,060)
Borrowings repaid	(238,247)	(175,361)
Net cash from financing activities	28,114,384	7,342,602

Net increase (decrease) in cash and cash equivalents	1,893,293	(4,614,514)
Cash and cash equivalents at beginning of period	19,153,354	23,429,058
Cash and cash equivalents at end of period	21,046,647	18,814,544
	===========	==========
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

     (a) Results of Operations

       Net income of the registrant was $3,708,506 for the first nine months of 2003. This amounted to an increase of $443,843, or 13.6 percent, compared to the first nine months of 2002.  For the three-month period ended September 30, 2003, net income decreased $6,221, or 0.5 percent, as compared to the three-months ended September 30, 2002.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income increased $89,009, or 2.2 percent to $4,058,253 during the third quarter of 2003 as compared to $3,969,244 for the third quarter of 2002.  Total interest income decreased $328,335, or 5.4 percent to $5,773,777 for the third quarter of 2003 as compared to $6,102,112 for the same period in 2002. The decrease in total interest income was due primarily to the lower interest rate environment that has been prevalent in 2003. However, the decrease in total interest income was offset by a decrease in total interest expense of $417,344, or 19.6 percent to $1,715,524 for the third quarter of 2003 as compared to $2,132,868 for the same period in 2002. The decrease in total interest expense was again primarily due to the lower interest rate environment prevalent throughout 2003. The percentage change was greater for the total interest expense than the total interest income primarily due to the general decline in the level of interest rates that began in 2001 and continued through 2003. The registrant was able to reprice its interest-bearing liabilities faster at the lower interest rates than repriced its interest-earning assets.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net interest income of the registrant for the nine-month period ended September 30, 2003 increased by $792,280, or 6.9 percent, to $12,323,222 as compared to $11,530,942 for the nine months ended September 30, 2002. Total interest income decreased $1,084,918, or 5.8 percent for the first nine months of 2003 as compared to the same period in 2002. This decrease was primarily the result of the declining interest rate environment which caused the interest income on loans to decrease $483,592 and interest income on investments to decrease $556,572 for the first nine months of 2003 as compared to the same period of 2002. However, the decrease in total interest income was offset by a decrease in total interest expense of $1,877,198, or 26.6 percent to $5,176,750 for the first nine months of 2003 as compared to $7,053,948 for the same period in 2002. The decrease in total interest expense was primarily caused by a $1,667,417 decrease in interest expense on time deposits for the nine months ended September 30, 2003 as compared to the same period in 2002.
       Total other income increased $121,212, or 10.4 percent to $1,288,567 for the three-month period ended September 30, 2003 as compared to $1,167,355 for the three-month period ended September 30, 2002. This increase in other income for the three-month period ended September 30, 2003 was primarily due to a $149,847 increase in mortgage banking fees, and a $189,872 increase in gains on the sale of loans. These gains were offset however, by a $204,057 decrease in gains on the sale of investment securities and a $27,769 decrease in service charges on deposit accounts, as compared to the three-month period ended September 30, 2002.
       Total other income increased $441,848, or 15.2 percent for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. The increase was primarily due to a $291,465 increase in mortgage banking fees, a $189,872 increase in the gain on the sale of loans and a $123,380 increase in service charges on deposit accounts. These gains were offset however by a $144,998 decrease in gains on the sale of investment securities and a $26,515 decrease in dividends, as compared to the nine-month period ended September 30, 2002.
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
       For the three-month period ended September 30, 2003, total other expenses increased $88,611, or 3.1 percent to $2,989,696 as compared to $2,901,085 for the three-month period ended September 30, 2002. Salaries and employee benefits increased $102,784, or 6.4 percent and other operating expenses increased $44,279, or 7.2 percent for the three-months ended September 30, 2003 as compared to the three-months ended September 30, 2002. The increase in salaries and employee benefits is primarily due to increased average salary and benefits expense per employee. These increases were offset, however, by a decrease of $46,379, or 16.8 percent in furniture and equipment expense during the third quarter of 2003 as compared to the same period last year. This large decrease in furniture and equipment expense was primarily due to a significant upgrade in computer equipment by the registrant's subsidiary bank during 2001. The resulting depreciation on this computer equipment decreased in 2003 as compared to 2002. Both net occupancy expenses and advertising and public relations expenses experienced immaterial declines in the first nine months of 2003 as compared to the first nine months of 2002 as well.
        Total other expenses increased $58,430, or 0.7 percent, to $8,931,270 for the nine-months ended September 30, 2003 as compared to $8,872,840 for the same period last year. For the nine-month period ended September 30, 2003 salaries and employee benefits increased $324,127, or 6.9 percent as compared to the same period of 2002. This increase was offset, however, by a decrease in furniture and equipment

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

expenses of $159,880, or 20.4 percent for the first nine months of 2003 as compared to the same period of 2002, again reflecting the decreased depreciation expense mentioned earlier. Also, net occupancy expenses decreased $57,212, or 6.3 percent and other operating expenses decreased $47,149, or 2.3 percent, for the nine months ended September 30, 2003 as compared to the same period of 2002.
       The provision for credit losses for the three-months ended September 30, 2003, increased $165,741 to $470,488 from $304,747 over the same period in 2002. For the nine-month period ended September 30, 2003, the increase in provision for credit losses was $556,277 to $1,285,839 from $729,562 over the same period of 2002.  The increase in the provision for loan losses for both periods of 2003 was primarily the result of a deterioration in local economic conditions and one large line that was charged off during the first quarter of 2003. As a result of increases in net loan losses and problem loans compared to prior periods, the registrant anticipates that the provision for loan losses and allowance for loan losses will continue at increased levels throughout the year 2003. Increases in the provision for loan losses may have an adverse effect on the Company's results of operations for the year 2003.
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
       For the three-month period ended September 30, 2003, income before taxes decreased $44,131, or 2.3 percent, to $1,886,636 as compared to $1,930,767 for the three months ended September 30, 2002.  Applicable income taxes decreased $37,910, or 5.9 percent for the three-month period ended September 30, 2003 as compared to the same period in 2002.
       For the nine-month period ended September 30, 2003, income before taxes increased $619,421, or 12.8 percent, to $5,459,249 as compared to $4,839,828 for the nine-month period ended September 30, 2002. Applicable income taxes increased $175,578, or 11.5 percent for the nine-months ended September 30, 2003 as compared to the nine-months ended September 30, 2002. Income taxes increased less than the income before taxes in the first nine months of 2003 as compared to the same period of 2002 due to the registrant increasing its investment in tax-exempt securities in 2003.
       The effect on net income and earnings per share if stock based compensation was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," would not be material for any periods presented.
        On a basic, weighted average per share basis, net income was $2.26 per share based on 1,643,165 weighted shares outstanding for the first nine months of 2003 as compared to $2.00 per share on 1,633,734 weighted shares outstanding for the first nine months of 2002. On a fully diluted basis, net income per share was $2.24 for the first nine months of 2003 on 1,655,750 weighted shares outstanding as compared to $1.99 on 1,644,628 weighted shares outstanding for the first nine months of 2002. On a basic, weighted average per share basis, net income was $0.78 per share based on 1,643,184 weighted shares outstanding for the three months ended September 30, 2003 as compared to $0.78 per share based on 1,642,016 weighted shares outstanding for the same period of 2002. On a fully diluted basis, net income per share was $0.77 for the three months ended September 30, 2003 on 1,656,389 weighted shares outstanding as compared to $0.78 on 1,642,016 weighted shares outstanding for the same period of 2002.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (net of unrealized gain or loss on securities) for the nine months ended September 30, 2003 (annualized) and for the year ended December 31, 2002.

	For nine months ended	For year ended
	September 30, 2003	December 31, 2002
Return on assets	1.25%	1.09%
Return on equity	11.57%	9.90%

(b) Financial Condition

       The registrant's total assets increased 8.4 percent to $413,568,443 during the nine months ended September 30, 2003, from $381,669,730 at December 31, 2002. Loans and leases, net of allowance for credit losses, totaled $224,879,604 at September 30, 2003, a 2.0 percent decrease compared to $229,445,808 at December 31, 2002. Investment securities increased $31,345,466, or 27.5 percent, to $145,506,774 at September 30, 2003, from $114,161,308 at December 31, 2002. Federal funds sold increased $5,513,000, to $10,733,000 at September 30, 2003, from $5,220,000 at December 31, 2002. The increase in both investment securities and federal funds sold was the result of deposits growing more rapidly than loans.
       Total liabilities increased by 9.0% to $368,126,544 for the nine months ended September 30, 2003, compared to $337,667,481 at December 31, 2002. This increase was primarily due to a $29,809,761 or 10.4 percent increase in interest bearing deposits for the nine months ended September 30, 2003. Much of the increase in deposits during the first three quarters of 2003 occurred in time deposits.
       The registrant classifies its entire investment securities portfolio as available-for-sale and marks each security to its market value. The unrealized gain on securities, net of tax, was $1,985,372 at September 30, 2003 as compared to $2,232,258 at December 31, 2002. The unrealized gain or loss on securities primarily reflects the direction of the interest rate market. When interest rates are going down, the investment securities will generally increase in market value, however, when interest rates are moving upward, the investment securities will generally decrease in market value. This dependence on the current interest rate environment can lead to large fluctuations from period to period in the unrealized gain or loss on investment securities, net of tax.
       Non-performing assets decreased to approximately $6,241,700 at September 30, 2003 compared to approximately $8,760,700 at December 31, 2002.  Non-performing assets at September 30, 2003 included $3,911,073 in other real estate owned, $2,187,279 in non-accrual loans, and $143,354 in loans past due ninety days or more as to interest or principal payment. Additionally, there were approximately $62,000 in restructured loans that were in compliance with their modified terms at September 30, 2003.  At December 31, 2002, the corresponding figures were $1,129,191 in other real estate owned, $7,236,654 in non-accrual loans, $394,898 in loans past due ninety days or more, and $464,000 loans restructured. The allowance for loan losses was 1.58 times the balance of nonaccrual loans at September 30, 2003 as compared to 0.53 at December 31, 2002. The large volume in the registrant's non-accrual loans at December 31, 2002 was principally related to two credit lines of the registrant's subsidiary bank. The largest line placed on

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

nonaccrual status was a large United States Department of Agriculture guaranteed loan that was placed on nonaccrual status during the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the United States Department of Agriculture. The remaining twenty percent credit exposure on the loan is secured by the underlying collateral on the loan. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the United States Department of Agriculture for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. This foreclosure led to the large increase in other real estate owned at September 30, 2003 as compared to December 31, 2002. Management does not believe that the underlying collateral is sufficient to secure the entire unguaranteed portion of the loan. Management has estimated the credit exposure on the loan and included the exposure in its allowance for loan losses calculation for September 30, 2003. The second large line was placed on nonaccrual status during the fourth quarter of 2002. This line consists primarily of commercial real estate and land development loans and resulted in most of the net charged-off loans during the first nine months of 2003. The loans that were related to this line that were not charged-off during the first three quarters of 2003 remained on nonaccrual status as of September 30, 2003.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2003 if the above nonaccrual loans had been current in accordance with their original terms was approximately $110,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2003, there were approximately $8,128,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $13,615,000 in loans that were classified as "substandard" or worse and accruing interest as of December 31, 2002.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among the loans secured by real estate, the registrant has a concentration of loans secured by hotel and motel properties. Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the nine-months ended September 30, 2003 were approximately $1,638,600 for a net charge-off ratio (charge-offs to total net loans) of 0.72 percent. This compares to net charge-offs of

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

approximately $659,300 for the nine-months ended September 30, 2002 for a net charge-off ratio of 0.29 percent. As discussed previously, one large line was primarily responsible for the increase in net loan charge-offs during the first nine months of 2003.
       The total allowance for credit losses decreased to $3,456,896 as of September 30, 2003 from $3,809,625 as of December 31, 2002. The decrease of $352,729 in the allowance for credit losses during the first nine months of 2003 was primarily due to the large commercial real estate and land development credit line mentioned previously. As of December 31, 2002, management had estimated the credit exposure on this line in its calculation for the allowance for credit losses. Subsequently, during the first quarter of 2003, much of the exposure for this line was charged-off, thus decreasing the allowance for credit losses. Management believes that the allowance for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $1,893,293 between December 31, 2002 and September 30, 2003.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $16,289,204 at September 30, 2003, representing 11.4 percent of the registrant's investment portfolio as compared to 11.3 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy with minimal risk. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. As mentioned previously, federal funds sold increased by $5,513,000 from December 31, 2002 to September 30, 2003.
       At September 30, 2003, the registrant had unfunded loan commitments outstanding of approximately $28,245,000 and outstanding standby letters of credit of approximately $992,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.
       The registrant's bank subsidiary originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days. These loans are considered in the computation of the allowance for loan losses to cover future defaults. The total mortgage loans sold with repurchase requirements outstanding as of September 30, 2003 was approximately $13,315,000.
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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent. The following table sets out the appropriate regulatory standards as well as the registrant's actual ratios at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002
	(in thousands of dollars)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	$43,384	$41,704
Risk-weighted assets	$289,372	$282,069
Tier I capital to risk-weighted assets	14.99%	14.79%
Regulatory requirement	4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	$46,841	$45,233
Risk-weighted assets	$289,372	$282,069
Total capital to risk-weighted assets	16.19%	16.04%
Regulatory requirement	8.00%	8.00%

Tier I Capital to Total Average Assets (Leverage Ratio)
Tier I capital	$43,384	$41,704
Total quarterly average assets	$406,073	$374,268
Tier I capital to quarterly average assets	10.68%	11.14%
Regulatory requirement	4.00%	4.00%

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
       Interest rate risk management focuses on the earnings risk associated with changing interest rates, as well as the risk to the present value of the registrant's equity. Management seeks to maintain profitability in both immediate and long-term earnings through funds management and interest rate risk management. The registrant's rate sensitive position has an important impact on earnings and the present value of the registrant's equity. Management meets regularly to analyze the rate sensitivity position, focusing on the spread between the cost of funds and interest yields generated primarily through loans and investments. Management also seeks to maintain stability in the net interest margin under varying interest rate environments. These goals are accomplished through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.
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
       There have been no material changes in reported market risks during the quarter ended September 30, 2003.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit 31.1 Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.
          Exhibit 31.2 Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          Exhibit 32.1 Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.
          Exhibit 32.2 Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.

    (b)  No current reports on Form 8-K have been filed during the third quarter of 2003.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 14, 2003                                       /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  November 14, 2003                                       /s/Tracy Porterfield
                                                                                Tracy Porterfield, Chief Financial Officer