Form 10-K
period 2003-12-31
FIRST PULASKI NATIONAL CORP
filed 2004-03-30
CIK 354706

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission File Number 0-10974

FIRST PULASKI NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

State of incorporation: Tennessee                   IRS Employer ID No.: 62-1110294

206 South First Street, Pulaski, Tennessee 38478
(Address of principal executive offices)

Registrant's telephone number, including area code: (931)-363-2585

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

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2003 was $74,069,750. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $50 per share, the price at what the registrant's common stock was traded on June 5, 2003, the closest trade, of which the registrant has knowledge, to June 30, 2003.

Shares of Common Stock outstanding on February 29, 2004 were 1,651,195.

Documents Incorporated by Reference:

Part III.  Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 29, 2004 are incorporated by reference into Items 10, 11, 12 and 13.

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

On November 1, 2002, the Bank formed FNBP Holdings, Inc ("FNBP Holdings"), a corporation organized and existing under the laws of the state of Nevada. FNBP Investments, Inc. (FNBP Investments") was also formed on November 1, 2002 and was organized and existed under the laws of the state of Nevada. The principal activity of FNBP Investments was to manage the investment securities portfolio. Both FNBP Holdings and FNBP Investments ceased operations and were dissolved during the fourth quarter of 2003. FNBP Holdings only major activity was the ownership of stock in FNBP Investments.

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

The Corporation owns all of the common stock of the Bank. At December 31, 2003, the Corporation and its subsidiaries had combined total assets of $418,427,656.

At December 31, 2003, the Bank had long-term indebtedness of approximately $4.64 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note H to the Corporation's Consolidated Financial Statements, includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. First National is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, measured by county deposits.

As of February 29, 2004, First National had 159 employees, 19 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three market areas, Giles County, Tennessee, Lincoln County, Tennessee and Marshall County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County. First National competes in Giles County with five (5) commercial banking organizations. Two (2) of the five (5) commercial banking competitors are small community banking organizations. The other three (3) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies. From June 30, 2001 to June 30, 2003, total deposits for all commercial banks in the Giles County market have increased 5.0% from $489.1 million to $513.7 million. The Bank has five (5) offices in Giles County and approximately 60% of its deposits are located there. As of June 30, 2003, First National had the largest market share of banks in Giles County with a 41.5% share of the bank deposits, over twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,447 in 2002 and a median household income of $35,754 in 2000, the latest available data.

Lincoln County. First National competes in Lincoln County with six (6) commercial banking organizations. Five (5) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other commercial banking competitor is a small community banking organization. From June 30, 2001 to June 30, 2003, total deposits for all commercial banks in Lincoln County increased 2.9% from $373.9 million to $384.8 million. The Bank has two (2) branch offices located in this market, and approximately 30% of its deposits are located there. As of June 30, 2003, First National had a 28.4% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 31,777 in 2002, and a median household income of $34,600 in 2000, the latest available data.

Marshall County. First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2001 to June 30, 2003, total deposits for all commercial banks in the Marshall County market increased 2.5% from $360.6 million to $369.7 million. The bank has two (2) offices in Marshall County and approximately 10% of its deposits are located there. As of June 30, 2002, First National Bank of Pulaski had the fifth largest market share of banks in Marshall County with an 8.2% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 27,370 in 2002 and a median household income of $39,404 in 2000, the latest available data.

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

SUPERVISION AND REGULATION

Both the Corporation and First National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Corporation's and First National's operations. These laws and regulations are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework which apply.

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

  Acquiring all or substantially all of the assets of any bank; or

  Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Corporation or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.

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

Branching. While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. First National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger or branch acquisition. Tennessee, however, only permits an out-of-state bank, short of an interstate merger, to branch into Tennessee through branch acquisition if the state of the out-of-state bank permits Tennessee based banks to acquire branches there.

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

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Capital and Dividends " and Note M to the Notes to Consolidated Financial Statements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2003, First National was considered well capitalized by its primary regulator.

Payment of Dividends

The Corporation is a legal entity separate and distinct from First National. The principal sources of the Corporation's cash flow, including cash flow to pay dividends to its shareholders, are dividends that First National pays to it as its sole shareholder. Statutory and regulatory limitations apply to First National's payment of dividends to the Corporation as well as to its payment of dividends to its shareholders.

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

ITEM 2: PROPERTIES

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that was completed in 1985. Other banking facilities operated by the Bank include offices at Ardmore in the southeastern corner of Giles County and at Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. The Lincoln County office, located on West College Street in Fayetteville, Tennessee, was opened in September of 1991 in a leased facility that the Bank enlarged and renovated. Growth in the Fayetteville operation led to the decision to build a significantly larger building. The Bank moved from the leased facility in December 2001 to a new facility that it owns located on West College Street in Fayetteville, Tennessee. The Lincoln County branch in Park City, approximately seven miles south of Fayetteville was opened in the spring of 1993. Rapid growth in the Park City operation led to a decision to build a significantly larger building. Construction began in mid-1996 and was completed in the summer of 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of mortgage lending. The Belfast office, located on Fishing Ford Road, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also acquired a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 2003 amounted to $28,140.

ITEM 3: LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiaries is currently involved in any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET AND DIVIDEND INFORMATION

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on NASDAQ or any other quotation service. The following trading prices for 2003 and 2002 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid
1st Quarter, 2003	$48.00 - 50.00	$0.41
2nd Quarter, 2003	$49.00 - 50.00	$0.41
3rd Quarter, 2003	$49.00 - 50.00	$0.41
4th Quarter, 2003	$49.00 - 50.00	$0.42

Total Annual Dividend, 2003		$1.65

1st Quarter, 2002	$49.00 - 50.00	$0.41
2nd Quarter, 2002	$50.00 - 50.00	$0.41
3rd Quarter, 2002	$45.00 - 50.00	$0.41
4th Quarter, 2002	$44.00 - 50.00	$0.42

Total Annual Dividend, 2002		$1.65

There are approximately 1,442 shareholders of record of the Corporation's common stock as of February 29, 2004.

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

ITEM 6: SELECTED FINANCIAL DATA

The table below contains selected financial data for the Corporation for the last five years. All weighted average outstanding share data is computed after giving retroactive effect of the merger of the Corporation and Belfast Holding Company in 2001. Note O to the Consolidated Financial Statements which follows shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share. Total average equity and total average assets exclude unrealized gains or losses on investment securities.

	For Year Ended December 31,
	2003	2002	2001	2000	1999

	(dollars in thousands)
Interest income	$23,393	$24,664	$26,919	$25,732	$24,034
Interest expense	6,881	8,962	12,756	11,992	9,962
Net interest income	16,512	15,702	14,163	13,740	14,072
Loan loss provision	1,520	1,614	1,047	462	861
Non-interest income	4,169	3,611	3,868	3,043	2,777
Non-interest expense	11,946	11,759	10,762	10,002	10,188
Income before income tax	7,215	5,940	6,222	6,319	5,800
Net income	5,010	4,066	4,255	4,272	3,915

Total assets	$418,428	$381,670	$363,632	$324,731	$301,105
Loans, net of unearned interest	228,303	233,255	208,917	197,348	192,181
Securities	159,907	114,161	115,550	98,524	75,992
Deposits	362,591	331,248	316,634	280,077	258,029

Per Share Data:
Net Income-Basic	$3.05	$2.49	$2.61	$2.61	$2.35
Net Income-Diluted	3.03	2.47	2.60	2.59	2.34
Cash dividends paid	1.65	1.65	1.57	1.59	1.59

Total average equity	$42,934	$41,083	$39,461	$38,899	$39,149
Total average assets	400,811	370,669	347,191	312,178	302,900
Total year-end assets	418,428	381,670	363,632	324,731	300,888
Total long-term debt	4,640	3,562	1,456	1,659	1,849

Ratios
Avg equity to avg assets	10.71%	11.08%	11.37%	12.46%	12.92%
Return on average equity	11.67%	9.90%	10.78%	10.98%	10.00%
Return on average assets	1.25%	1.10%	1.23%	1.37%	1.29%
Dividend payout ratio	54.23%	66.38%	61.05%	60.95%	67.83%

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2003	2002	2001	2000	1999

Basic	1,644,008	1,635,777	1,632,054	1,639,602	1,666,429
Diluted	1,653,943	1,646,949	1,636,311	1,646,525	1,672,942

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Pulaski National Corporation is a one-bank holding company with its only direct subsidiary being First National in Pulaski, Tennessee. During October 2001, the Corporation acquired Belfast Holding Company located in Belfast, Tennessee. In April 2002, the Corporation merged the Bank of Belfast, its wholly owned subsidiary into First National. The Corporation closed its nonbank subsidiary, Heritage Financial of the Tennessee Valley, Inc., which was a consumer finance company in 2001. On November 1, 2002, the bank formed FNBP Holdings, Inc ("FNBP Holdings"), which was a corporation organized and existed under the laws of the state of Nevada. FNBP Holdings only major activity was the ownership of stock in FNBP Investments, Inc ("FNBP Investments"). FNBP Investments was also formed on November 1, 2002 and was organized and existed under the laws of the state of Nevada. The principal activity of FNBP Investments was to manage the investment securities portfolio. Both FNBP Holdings and FNBP Investments ceased operations and were dissolved during the fourth quarter of 2003.

The following analysis reviews important factors affecting the financial condition and results of operations of the Corporation for the periods indicated.

This review should be read in conjunction with the consolidated financial statements and related notes. Prior period amounts have been restated to reflect the acquisition of Belfast Holding Company. See Note B in the Notes to Consolidated Financial Statements for a more detailed discussion of the acquisition of the Belfast Holding Company.

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

OVERVIEW

Management looks at several key performance indicators in evaluating the results of operations of the Corporation and the Bank. One key item is the volume and quality of loans. The Bank experienced weak loan demand in 2003, leading to a decrease in loans of almost $5 million from December 31, 2002 to December 31, 2003. The weak economic conditions prevalent in the Bank's market area contributed to the weak loan demand, along with increased credit standard during 2003. Other real estate owned increased by almost $2.1 million from the end of year 2002 to the end of year 2003, primarily due to commercial real estate loans on which the Bank foreclosed. One large commercial building comprises over fifty percent of other real estate owned at December 31, 2003. Management anticipates that other real estate owned will continue at higher than normal historic levels until this property is sold. Management is seeking to increase the volume of loans in 2004, but does not intend to increase credit risk to unacceptable levels. Another key item is the growth of deposits, which grew over $31.3 million in 2003. This increase in deposits coupled with the reduction in loan volume resulted in the $45.7 million increase in investments in 2003.

Net income increased by over $940,000 to $5.01 million in 2003 as compared to 2002, while the net interest margin fell to 4.60% in 2003 from 4.72% in 2002. Management monitors the Corporation's net interest margin closely and strives to maintain the net interest margin above the average net interest margin of the Corporation's peer group. Another key contributor to 2003 net income was mortgage loan origination fees the Bank received when it generated and sold 1-4 family mortgages. These fees increased by almost $300,000 to $789,150 in 2003 as compared to 2002, primarily due to the large number of refinancings that occurred in 2003. Mortgage refinancing activity began to decline at the end of 2003 and management anticipates that the mortgage banking fees will be below 2003 levels in 2004.

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

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $25,000 and all loans criticized as "Special Mention" over $100,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors to review the level of loan losses required to be specifically allocated.

For a more detailed description of other accounting policies the Corporation considers significant in the determination of its results of operations, statement of condition and cash flows, see Note A, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2003 was approximately $5.01 million or $3.03 per diluted share, compared with approximately $4.07 million or $2.47 per diluted share in 2002 and approximately $4.25 million or $2.60 per diluted share in 2001. Return on average assets was 1.25% in 2003, 1.10% in 2002 and 1.23% in 2001. The return on average equity was 11.7%, 9.9% and 10.8% for 2003, 2002 and 2001, respectively. Expenses related to the merger of the Corporation and Belfast Holding Company negatively impacted earnings in 2001 and 2002. Increased depreciation expenses related to major data and computer systems upgrades by First National in 2001 also negatively impacted earnings in 2001and 2002. Also, the economic downturn adversely affected a particular large credit, causing a significant increase in the provision for loan losses in 2002.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 2003, net interest income increased by 5.2% to $16,512,255 from $15,702,064 in 2003, following an increase of 10.9% in 2002 from $14,162,693 in 2001. The increase in net interest income in 2003 and 2002 as compared to the previous year was primarily due to the growth experienced by the Corporation, as well as more effective pricing of loans and deposits by the Corporation. Total assets of the Corporation increased approximately $36.8 million from December 31, 2002 to December 31, 2003. Deposits increased approximately $31.3 million, while loans decreased approximately $5.0 million from December 31, 2002 to December 31, 2003. Although loans decreased in 2003 from 2002 levels, the Corporation allocated the increase in deposits to securities, which helped the Corporation to earn interest on such amounts, leading to the increase in net interest income in 2003 as compared to 2002. The net increase in net interest income in 2002 was due primarily to growth in the Corporation's total assets as well as the types of assets that saw the primary growth. Total assets of the Corporation increased $18.0 million from December 31, 2001 to December 31, 2002, with loans increasing approximately $24.3 million and deposits increasing approximately $14.6 million from December 31, 2001 to December 31, 2002. The higher growth in loans over deposits contributed significantly to the increase in net interest income in 2002 as compared to 2001 since loans are the highest yielding asset of the Corporation.

Net interest income on a fully taxable equivalent basis increased $1,035,000 from 2002 to 2003. This increase resulted from a $1,279,000 increase due to increased volumes offset by a $244,000 decrease due to changes in interest rates. The increase in net interest income of $1,620,000 in 2002, on a taxable equivalent basis, as compared to 2001, resulted from an increase of $2,535,000 due to increased volumes offset by a decrease of $915,000 due to interest rates remaining at historic low levels.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management must maintain the spread between the yields earned and rates paid to maintain an adequate net interest margin.

(remainder of page intentionally left blank)

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2003, 2002 and 2001.

	December 31,
		2003			2002			2001
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands of dollars)
ASSETS
Interest-Earning Assets:
Loans and lease financing	$232,034	$17,920	7.72%	$221,996	$18,768	8.45%	$198,347	$20,101	10.13%
Taxable investment securities	88,889	3,855	4.34%	86,694	4,776	5.51%	83,937	5,421	6.46%
Non-taxable investment securities	41,354	2,164	5.23%	24,595	1,405	5.71%	21,275	1,180	5.55%
Federal funds sold	10,480	109	1.04%	8,707	147	1.69%	15,539	567	3.65%
Time deposits in other banks	108	3	2.78%	0	0	0.00%	0	0	0.00%
Total Interest-Earning Assets	372,865	24,051	6.45%	341,992	25,096	7.34%	319,098	27,269	8.55%

Non-interest Earning Assets:
Cash and due from banks	11,000			12,192			11,229
Premises and equipment, net	10,302			10,839			9,197
Other Assets	14,755			11,270			10,581
Less allowance for loan losses	(3,384)			(3,114)			(2,914)
Total Non-Interest-Earning Assets	32,673			31,187			28,093

TOTAL	$405,538			$373,179			$347,191
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$27,845	269	0.97%	$25,350	$368	1.45%	$26,217	$566	2.16%
Savings deposits	108,192	1,577	1.46%	81,544	1,905	2.34%	36,219	945	2.61%
Time deposits	174,691	4,839	2.77%	175,930	6,551	3.72%	198,109	11,142	5.62%
Other borrowed money	3,643	197	5.41%	2,414	138	5.72%	1,541	102	6.62%
Total Interest-Bearing Liabilities	314,371	6,882	2.19%	285,238	8,962	3.14%	262,086	12,755	4.87%

Non-Interest-Bearing Liabilities:
Demand deposits	43,864			41,612			39,607
Other liabilities	2,148			3,445			4,757
Total Non-Interest Bearing
Liabilities	46,012			45,057			44,364
Shareholders' Equity	45,155			42,884			40,741
TOTAL	$405,538			$373,179			$347,191
	======			======			======
Net interest earnings/spread,
on a taxable equivalent basis		17,169	4.60%		16,134	4.72%		14,514	4.55%
Taxable equivalent adjustments:
Loans		73			83			143
I nvestment securities		585			349			209
Total taxable equivalent adjustment		658			432			352

Net interest earnings		$16,511			$15,702			$14,162
		=====			=====			=====

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $959,652 for 2003, $1,160,456 for 2002 and $1,169,047 for 2001.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans and lease financing	$849	($1,697)	($848)	$2,397	($3,730)	($1,333)
Taxable investment securities	121	(1,042)	(921)	178	(823)	(645)
Non-taxable investment securities	957	(198)	759	184	41	225
Federal funds sold	30	(68)	(38)	(249)	(171)	(420)
Time deposits	3	0	3	0	0	0

Total Interest-Earning Assets	$1,960	($3,005)	($1,045)	$2,510	($4,683)	($2,173)
	=======	======	======	=======	======	======
Interest Paid On:
Demand deposits	$36	($135)	($99)	($19)	($179)	($198)
Savings deposits	623	(951)	(328)	1,183	(223)	960
Time deposits	(46)	(1,666)	(1,712)	(1,247)	(3,344)	(4,591)
Other borrowed money	70	(11)	59	58	(22)	36

Total Interest-Bearing Liabilities	$683	($2,763)	($2,080)	($25)	($3,768)	($3,793)
	=======	======	======	=======	======	======
Net Interest Earnings, on a taxable
equivalent basis	$1,277	($242)	$1,035	$2,535	($915)	$1,620
	=======	======	======	=======	======	======
Less: taxable equivalent adjustment			226			80

Net Interest Earnings			$809			$1,540
			======			======

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

NON-INTEREST INCOME

Non-interest income equaled $4,169,202 in 2003, an increase of $557,871, or 15.4% from 2002. The increase is attributable primarily to an increase of $297,464 in mortgage banking fees, a $200,694 gain on sale of other assets and an $52,183 increase in other service charges. The increase in mortgage banking fees was primarily related to increased mortgage refinancing activity in 2003 due to the historically low mortgage interest rate level that was present throughout much of 2003. The Corporation anticipates that the mortgage banking fees will return to the lower level seen in previous years as fewer mortgage refinancing opportunities will be available in the future. However, these increases were partially offset by a $32,462 decrease in gains on the sale of investment securities.

Non-interest income in 2002 was $3,611,331, a decrease of 6.6% from 2001 due primarily to a decrease of $157,122 in service charges on deposit accounts, a decrease of $128,148 in commissions and fees and a decrease of $112,217 in net gains on the sale of securities. However, these decreases were partially offset by a $217,085 increase in mortgage banking fees.

NON-INTEREST EXPENSE

Non-interest expense in 2003 was $11,945,933, up $186,906, or 1.6 % from 2002. This increase is attributable primarily to a $352,361, or 5.5% increase in salaries and employee benefits. The increase in salaries and employee benefits was primarily due to increased personnel expenses per employee. The increase in personnel expenses was offset by a $207,315, or 19.2% decrease in furniture and fixtures expense. The large decrease in furniture and fixtures expense was mainly due to decreased depreciation expenses related to major data and computer upgrades in 2001.

Non-interest expense in 2002 was $11,759,027, up $997,474, or 9.3 % from 2001. This increase is attributable primarily to a $656,298, or 11.5% increase in salaries and employee benefits and a $231,092, or a 27.3% increase in furniture and equipment expense. The increase in salaries an employee benefits was primarily a result of increased personnel expenses per employee. The increase in furniture and fixture expense was primarily due to increased depreciation expenses related to major data and computer upgrades in 2001. Other operating expenses increased 1.5%, or $38,408 in 2002 as compared to 2001.

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

The provision for loan losses was $1,520,318 in 2003 compared to $1,614,345 in 2002 and $1,047,196 in 2001. The increase in provision for loan losses in 2003 and 2002 was primarily due to an increase in non-performing loans as a result of the general economic downturn in the local markets in which the Corporation competes. The Bank has experienced an increase in "substandard" and nonperforming commercial real estate loans in particular over 2003 and 2002. In 2002, a large customer of the Bank experienced financial difficulty, resulting in additional provisions for loan losses in the fourth quarter of 2002. This additional provision in the fourth quarter of 2002 resulted primarily from a construction and land development loan. Note D to the Notes to Consolidated Financial Statements provides a detailed analysis of components of Loans and Allowance for Loan Losses and is incorporated herein by reference.

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $2,205,371, $1,873,758, and $1,967,525 in 2003, 2002 and 2001, respectively. The effective tax rates were 30.6%, 31.5%, and 31.6% respectively. Note I to the Consolidated Financial Statements provides a detailed analysis of the components of income tax expense.

FINANCIAL CONDITION

LOANS

Management's focus is to promote loan growth in the Corporation's target market, emphasizing the expansion of business in the Corporation's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk. Overall loans declined $4,952,065 from December 31, 2002 to December 31, 2003. The decrease in loans was primarily due to an approximately $3.0 million decrease in construction and land development loans, a $2.8 million decrease in loans to individuals and a $1.2 million decrease in other loans at the year-end 2003 as compared to the year-end 2002. However, these decreases were offset by increases of approximately $2.0 million in real estate loans, and $0.8 million commercial and industrial loans as of December 31, 2003 as compared to December 31, 2002.

Over the last three years, average total loans and leases increased by $10.0 million or 4.5% in 2003, by $23.6 million or 11.9% in 2002, by $6.1 million or 3.2% in 2001. The growth in deposits was the primary support for this continuing increase in loan demand.

LOAN QUALITY

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

LOAN PORTFOLIO
	December 31,
	2003	2002	2001	2000	1999

	(in thousands of dollars)
Construction and land development	$7,859	$10,901	$8,879	$4,256	$5,610
Commercial and Industrial	21,803	20,999	19,169	22,254	24,908
Agricultural	7,014	7,871	8,233	7,435	9,182
Real estate - farmland	19,463	24,019	23,474	23,028	20,627
Real estate - residential	60,619	59,479	52,311	51,504	49,667
Real estate - nonresidential, nonfarm	84,236	78,784	60,773	47,285	39,436
Installment - individuals	24,065	26,845	31,040	35,001	37,726
Other loans(1)	3,485	4,660	5,482	7,539	6,054

	$228,544	$233,558	$209,361	$198,302	$193,210
	========	========	========	========	========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2003 (excluding residential mortgage, home equity, installment-individual loans, and lease financing).

	Due in one year or less	Due after one year but before five years	Due after five years	Total

	(in thousands of dollars)
Construction and land development	$6,136	$1,723	$-	$7,859
Commercial and industrial	16,771	4,410	622	21,803
Agricultural	6,024	877	113	7,014
Real estate-farmland	11,028	7,830	605	19,463
Real estate-nonresidential, nonfarm	13,970	42,272	27,994	84,236

Total selected loans	$53,929	$57,112	$29,334	$140,375
	==========	==========	=========	=========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2003.

	Due in one year or less	Due after one year but before five years	Due after five years	Total

Percent of total selected loans	38.42%	40.69%	20.90%	100.00%
Cumulative percent of total	38.42%	79.10%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year
Fixed rate loans		$51,823	$6,559	$58,382
Variable rate loans		5,289	22,775	28,064

Total		$57,112	$29,334	$86,446
		==========	==========	==========

(remainder of page intentionally left blank)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and daily averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

	For year ended December 31,
	2003	2002	2001	2000	1999

	(in thousands of dollars)
Amount of net loans and
lease financing outstanding
at end of period	$228,303	$233,255	$208,917	$197,348	$191,963
	=========	=========	=========	=========	=========
Daily average amount of
loans and leases	$232,034	$221,996	$198,347	$192,215	$188,967
	=========	=========	=========	=========	=========
Balance of allowance for
possible loan losses at
beginning of period	$3,810	$3,088	$2,884	$3,103	$3,150
Less charge-offs:
Construction and land
development	731	11	-	-	-
Commercial and industrial	433	335	156	283	128
Agricultural	286	85	61	121	377
Real estate-farmland	35	2	-	47	-
Real estate-residential	45	117	81	10	31
Real estate-nonresidential,
nonfarm	181	60	-	5	-
Installment-Individiuals	511	612	858	533	786
Other loans	14	-	-	-	-

	2,236	1,222	1,156	999	1,322
Add recoveries:
Construction and land
development	13	11	-	-	-
Commercial and Industrial	63	47	67	75	59
Agricultural	14	13	26	9	42
Real estate-farmland	-	2	-	-	-
Real estate-residential	4	4	1	2	74
Real estate-nonresidential,
nonfarm	1	8	-	-	-
Installment-Individiuals	259	245	219	232	239
Other loans	1	-	-	-	-

	355	330	313	318	414

Net loans charged off	1,881	892	843	681	908

Provision charged to expense	1,520	1,614	1,047	462	861

Balance at end of period	$3,449	$3,810	$3,088	$2,884	$3,103
	=========	=========	=========	=========	=========
Net charge-offs as percent of
average loans outstanding:	0.81%	0.40%	0.43%	0.35%	0.48%

Net charge-offs as percent of:
Provision for loan losses	123.8%	55.3%	80.5%	147.4%	105.5%
Allowance for loan losses	54.5%	23.4%	27.3%	23.6%	29.3%

Allowance at end of period to
loans, net of unearned income	1.51%	1.63%	1.48%	1.46%	1.62%

Net loans charged-off increased to $1,881,267 in 2003 from $892,306 in 2002 after an increase from $843,231 in 2001. As mentioned earlier, the slowing economy in the Corporation's market area contributed to the increase in loans charged-off in 2003 and 2002, primarily in construction and land development loans and commercial loans. Net loan losses for 2003 consisted of net losses on real estate loans of $974,446, net losses on loans to individuals of $251,528, net losses on commercial and industrial loans of $370,489, net losses on agricultural loans of $271,693 and net losses on other loans of $13,111. The allowance for loan and lease losses at the end of 2003 was $3.45 million, or 1.51% of outstanding loans and leases, as compared to $3.81 million or 1.63% of outstanding loans and leases and $3.09 million or 1.48% of outstanding loans and leases in 2002 and 2001, respectively. Net loans charged-off amounted to 0.81% of average total loans outstanding in 2003, 0.40% in 2002 and 0.43% in 2001. Reference is made to Note D to the Consolidated Financial Statements for further detail regarding charge-offs and recoveries by category.

The allowance for loan losses was 1.43 times the balance of nonaccrual loans at the end of 2003, 0.53 in 2002 and 1.43 in 2001. Nonaccrual loans decreased $4.83 million from December 31, 2002 to December 31, 2003. The large nonaccrual loan balance in 2002 was principally related to two credit lines of the Bank. The largest line placed on non-accrual status was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status in the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the United States Department of Agriculture. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. This foreclosure led to the large increase in other real estate owned at December 31, 2003 as compared to December 31, 2002. Management does not believe that the underlying collateral is sufficient to secure the entire unguaranteed portion of the loan. Management has estimated the credit exposure on the loan and included the exposure in its allowance for loan losses calculation for December 31, 2003. The second large line placed on nonaccrual status consists primarily of commercial real estate and land development loans. This line was placed on nonaccrual status during the fourth quarter of 2002 and resulted in much of the charged-off real estate loans in 2003. Net charged-off loans exceeded the provision for loan losses by $360,949 in 2003. The provision for loan losses exceeded net loan charge-offs by $722,039 in 2002, and by $203,965 in 2001. Management believes that the allowance for possible loan losses as of December 31, 2003 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	2003	2002	2001	2000	1999
	(amounts in thousands of dollars)
Allowance applicable to :
Construction and land development	$111	$559	$16	$4	$4
Commercial loans	454	581	669	607	895
Agriculture loans	177	88	142	46	449
Real estate-farmland	160	109	195	110	64
Real estate-residential	613	470	425	139	270
Real estate-nonresidential nonfarm	1,229	766	281	312	115
Individual loans	699	1,221	1,342	1,666	1,306
Other loans	6	16	18	0	0
	$3,449	$3,810	$3,088	$2,884	$3,103
	======	======	======	======	======
Percentages of loans by
category to total loans:
Construction and land development	3.44%	4.67%	4.24%	2.15%	2.20%
Commercial loans	9.54%	8.99%	9.15%	11.22%	12.89%
Agriculture loans	3.07%	3.37%	3.93%	3.75%	4.75%
Real estate-farmland	8.52%	10.28%	11.21%	11.61%	11.58%
Real estate-residential	26.52%	25.47%	24.99%	25.97%	25.00%
Real estate-nonresidential nonfarm	36.86%	33.73%	29.03%	23.85%	20.92%
Individual loans	10.53%	11.49%	14.83%	17.65%	19.53%
Other loans	1.52%	2.00%	2.62%	3.80%	3.13%
	100.00%	100.00%	100.00%	100.00%	100.00%
	======	======	======	======	======

NON-PERFORMING ASSETS

Non-performing assets include nonaccrual loans, loans restructured because of a debtor's financial difficulties, other real estate owned, and loans past due ninety days or more as to interest or principal payment.

Nonaccrual loans are those loans for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest, unless such loans are well secured and in the process of collection.

From December 31, 2002 to December 31, 2003, nonaccruing loans decreased by 66.7% to $2.4 million following an increase of 234.7% at year-end 2002 as compared to year-end 2001. The decrease in 2003 and the increase in 2002 in nonaccrual loans were primarily the result of the two large credit lines discussed previously under the section titled "Summary of Loan Loss Experience." There were approximately $62,000 in restructured loans that were in compliance with the modified terms at year-end 2003. There were approximately $464,000 in loans restructured and in compliance with the modified terms at year-end 2002. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $4,329,000 at December 31, 2003, for an increase of 283.4% from December 31, 2002. The large increase in other real estate owned in 2003 was primarily related to the foreclosure on certain real estate involving the USDA guaranteed loan discussed previously. Management anticipates that other real estate owned will continue at higher than historical levels until this property is sold. Other real estate owned totaled $1,129,000 as of December 31, 2002, for an increase of 281.4% from 2001. The large increase in other real estate owned in 2002 resulted primarily from the Bank taking possession during the fourth quarter of 2002 of commercial real estate property that secured a note upon which the debtor defaulted.

Loans past due ninety days or more totaled $247,974 as of December 31, 2003, for a decrease of $147,000, or 37.2% as compared to the same period of 2002. Loans past due ninety days or more totaled $394,898 as of December 31, 2002, for a decrease of 1.7% over the same period of 2001. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan and lease losses and that non-performing loans contain no losses that would materially affect the allowance.

The following table summarizes the company's non-performing assets, loans past due ninety days or more and restructured loans.

	December 31,
	2003	2002	2001	2000	1999
	(in thousands of dollars)
Nonaccrual loans	$2,410	$7,237	$2,166	$1,116	$3,413
Toubled debt restructurings	62	464	0	0	0
Other real estate owned	4,329	1,129	296	263	99
Loans past due ninety days or
more as to interest or
principal payment	248	395	402	378	186

The amount of interest income actually recognized on the nonaccrual loans during 2003, 2002 and 2001, was $96,324, $227,489, and $68,023 respectively. The additional amount of interest income that would have been recorded during 2003, 2002 and 2001, if the above amounts had been current in accordance with their original terms was $219,738, $280,896, and $258,474, respectively.

Loans that are classified as "substandard" or worse by the Bank represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of December 31, 2003, there were approximately $11,144,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $13,615,000 in loans that were classified as "substandard" or worse and accruing interest as of December 31, 2002. As of December 31, 2003, management was not aware of any specifically identified loans, other than those included in the categories discussed above that represent significant potential problems or that management has serious doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and First National maintain adequate audit standards, exercise appropriate internal controls and conduct regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. The officers of the Bank evaluate, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses.

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

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31,
	2003	2002	2001
	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$100	$101	$251
U.S Government Agencies	68,028	52,442	65,597
Obligations of states and
political subdivisions	65,662	28,810	22,670
Other debt securities	25,797	31,073	26,365
Other securities	2,066	3,419	1,865
	$161,653	$115,845	$116,748
Held-to-maturity
U.S. Treasury securities	$-	$-	$101
Obligations of states and	-	-	249
political subdivisions
Other debt securities	-	-	-
	-	-	249
Total securities	$161,653	$115,845	$116,997
	=======	=======	=======

Note: Other securities in the above table includes stock of government agencies, stock of corporations, and mutual funds.

(remainder of page intentionally left blank)

The following table sets forth the maturities of securities at December 31, 2003 and the average yields of such securities (calculated on the basis of the amortized cost and effective yields).
	U.S Treasuries	State and
	and Government	Political	Other
	Agencies	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Within one year:
Amount	$2,613	$4,354	$9,861	$16,828
Yield	4.04%	6.21%	5.24%	5.30%

After one but within
five years:
Amount	$61,165	$15,430	$13,836	$90,431
Yield	3.36%	5.86%	5.87%	4.17%

After five but within
ten years:
Amount	$3,176	$30,717	$0	$33,893
Yield	4.26%	4.95%	0.00%	4.89%

After ten years:
Amount	$553	$14,009	$1,054	$15,616
Yield	3.45%	5.31%	7.24%	5.37%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis. The maturity date used in the above table for amortizing securities (e.g. mortgage-backed securities) is the average maturity date.

Total average securities increased by $19.0 million or 17.0% to $130.3 million during 2003 as compared to $111.3 million for 2002. Average taxable investment securities increased by $2.2 million or 2.5% and average non-taxable investment securities increased by $16.8 million or 68.2%, to account for the overall increase in average investments. The total securities portfolio increased $45.8 million or 40.1% to $159.9 million at the end of 2003 as compared to the end of 2002. The large increase in the total securities portfolio in 2003 resulted primarily from the higher deposit growth and the decline in total loans the Bank experienced in 2003. Deposits grew by approximately $31.3 million in 2003, while loans declined by approximately $5.0 million over the same period. The excess growth in deposits over loans in 2003 was primarily invested in securities.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $30.2 million or 9.3% to $354.5 million in 2003 by $24.3 million or 8.1% to $324.4 million in 2002, and by $30.9 million or 11.5% to $300.1 million in 2001. Most of the deposit growth experienced by the Corporation in 2003 and 2002 has been in accounts that are interest sensitive, especially savings deposits. Average savings deposits increased $26.6 million in 2003 and $45.3 million in 2002.

The average amount of deposits for the periods indicated is summarized in the following table:
	For year ended December 31,
	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$43,864	0.00%	$41,612	0.00%	$39,607	0.00%

Interest bearing
demand deposits	27,845	0.97%	25,350	1.45%	26,217	2.16%
Savings deposits	108,192	1.46%	81,544	2.34%	36,219	2.61%
Time deposits of
$100,000 or more	77,566	3.03%	70,573	3.90%	80,528	5.52%
Other time deposits	97,125	2.56%	105,357	3.64%	117,581	5.69%

Total interest bearing
deposits	310,728	2.15%	282,824	3.13%	260,545	4.85%

Total deposits	$354,592		$324,436		$300,152
	========		========		========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2003, are summarized as follows (in thousands of dollars):

3 months or less	$33,814
Over 3 months through 6 months	10,975
Over 6 months through 12 months	14,649
Over 1 year	24,172
Total	$83,610
========

Other funds were invested in other earning assets such as federal funds at minimum levels necessary for operating needs and to maintain adequate liquidity.

OFF BALANCE SHEET ARRANGEMENTS

Neither the Corporation nor the Bank have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments of structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The following table summarizes the First National's involvement in financial instruments with off-balance-sheet risk as of December 31:

	Amount

	2003	2002	2001

Commitments to extend credit	$32,337,720	$26,687,814	$22,471,733
Standby letters of credit	1,696,848	661,261	694,489
Mortgage loans sold with repurchase
requirements outstanding	7,749,111	6,681,155	2,375,525

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $16.8 million at December 31, 2003, representing 10.7% of the investment securities portfolio, a decrease from the 12.3% level of 2002. Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold, and maturing loans provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with several of its correspondent banks. These lines may be drawn upon if the bank has short-term liquidity needs. As of December 31, 2003, the Bank had $30 million total available under these lines. At December 31, 2003 the Bank had purchased fed funds of $2.2 million from these lines at an interest rate of 1.36%. The average daily federal funds purchased for 2003 equaled $22,000 at an average interest rate of 1.49%. The Bank purchased no federal funds during 2002 and 2001.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest-sensitive than are savings accounts. For its repricing gap analysis, the Bank classifies fifty percent of money market accounts as repricing in 4 to 12 months, with the remaining fifty percent classified as repricing in over one year but through three years. Regular savings and NOW accounts are classified by the Bank as sixty percent repricing over one year through three years, twenty percent repricing over 3 years through 5 years, and the remaining twenty percent repricing over 5 years. At December 31, 2003 the Corporation had a total of $59.4 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts generally mature every six to twelve months, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations summarized in the table below.

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$4,639,973	$304,609	$461,147	$482,695	$3,391,522
Operating Lease Obligations	112,900	27,600	40,800	12,000	32,500
Total	$4,752,873	$332,209	$501,947	$494,695	$3,424,022
	========	========	========	========	========

Interest rate sensitivity gaps by maturities are summarized below. Matured time deposits are included as time deposits maturing in 0-30 days in the following table.
December 31, 2003			91-365	+1 - 3	+3 - 5	Over 5
$ in thousands	0-30 days	31-90 days	days	years	years	years	Total

Interest-sensitive assets:
Loans and leases	$45,527	$16,653	$59,703	$81,306	$16,433	$5,300	$224,922
Taxable securities	3,749	11,494	33,703	22,033	15,247	5,932	92,158
Nontaxable securities	-	765	3,080	6,927	8,589	45,149	64,510
Federal funds sold	400	-	-	-	-	-	400

Total	$49,676	$28,912	$96,486	$110,266	$40,269	$56,381	$381,990

Interest-sensitive liabilities:
Demand deposits	-	-	-	17,805	5,935	5,935	29,675
Savings	-	-	40,031	56,177	5,381	5,381	106,970
Time	53,633	19,922	68,953	24,225	16,322	-	183,055
Federal funds purchased	2,217	-	-	-	-	-	2,217
Other borrowed funds	29	59	216	461	483	3,392	4,640

Total	55,879	19,981	109,200	98,668	28,121	14,708	326,557

Interest sensitivity gap	$(6,203)	$8,931	$(12,714)	$11,598	$12,148	$41,673	$55,433
Cumulative gap	$(6,203)	$2,728	$(9,986)	$1,612	$13,760	$55,433	$55,433
Cumulative RSA/RSL	0.889	1.036	0.946	1.006	1.044	1.170	1.170
Ratio of cumulative gap
to earning assets	-1.62%	0.71%	-2.61%	0.42%	3.60%	14.51%	14.51%

As seen in the table above, the Corporation is in a negative cumulative gap position in the one year or less interval, indicating that it has more rate sensitive liabilities which will reprice within one year than it has rate sensitive assets that will reprice within one year. This normally indicates that the Corporation would be in position to reprice its rate-sensitive liabilities (deposits) more quickly than it would its rate-sensitive assets (loans and investments). During periods of declining interest rates the negative gap would work to the Corporation's advantage, widening the net interest spread between assets and liabilities. To the contrary, however, during periods of rising rates the negative gap would be to the Corporation's disadvantage, with the net interest spread shrinking. Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments. A positive gap position would essentially reverse the effects of rising and falling rates.

It is management's objective to minimize this gap through the asset/liability management process. The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind. The gap table is updated at least monthly or more often if considered necessary. Asset/Liability management limits the ratio of rate sensitive assets to rate sensitive liabilities that mature or reprice in one year or less to not less than 0.70 and not more than 1.20. At December 31, 2003, the RSA/RSL was 0.95 at the one year or less level, a negative gap position. If the RSA/RSL ratio is outside this parameter, management will take action to review asset and liability mixes, maturities, yields, and costs, review objectives and strategies, and determine if changes are needed.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 8.7% in 2003 and 7.5% in 2002. The corresponding percentage increase in average equity amounted to 5.3% in 2003 and 5.3% in 2002.

The Corporation's equity capital was $46,079,832 at December 31, 2003 as compared to $44,002,249 at December 31, 2002, for an increase of 4.7% over the period. The Corporation's equity-to-average asset ratio (net of unrealized gain/loss on investment securities) was 10.7% in 2003, as compared to 11.1% for 2002. Management believes that the Corporation's 2003 earnings were sufficient to keep pace with its growth in total assets. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 54.2 % in 2003, 66.4% in 2002, and 61.0% in 2001.

As of December 31, 2003, the authorized number of common shares was 10 million shares, with 1,651,195 shares issued and outstanding.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31, 2003, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and First National's ratios are illustrated in Note M to the Consolidated Financial Statements.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. As of December 31, 2003, a -200 basis point rate shock was estimated to decrease net interest income approximately $1,479,000, or 9.7%, over the next twelve months, as compared to rates remaining stable. This is outside the Bank's Asset/Liability policy limit of -7.0%. However, the -200 basis point rate shock would increase the current present value of the Bank's equity by 2.9%, well within the policy limits of -25%. Also, a +200 basis point rate shock would decrease net interest income approximately $293,000, or 1.9%, and would decrease the current present value of the Bank's equity by 7.5%, both within policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.

Although the Bank's net interest income exposure is outside its policy limits at December 31, 2003, it is well within its current value of equity exposure under the same -200 basis point rate shock. A drop in market interest rates of 200 basis points would leave all non-maturity deposits at their floor levels, since they were already below 2.0% at December 31, 2003. This is the primary cause for the Bank's net interest income exposure being above the policy limits at the end of 2003. Management has decided to take no significant action at this time to comply with its policy limits regarding net interest income exposure since market interest rates are at historically low levels and the likelihood of a 200 basis point drop in market interest rates is felt to be very unlikely, as well as the fact the Bank is well under its policy limit regarding the current present value of its equity.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2003.

	Expected Maturity Date for year ending December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$11,978	$1,814	$666	$1,910	$2,630	$25,335	$44,333	$44,325
Average interest rate	5.24%	4.78%	5.06%	5.58%	5.17%	5.05%	5.12%

Fixed rate	$69,270	$42,817	$39,639	$9,313	$13,949	$7,982	182,970	183,345
Average interest rate	7.61%	7.43%	7.33%	7.52%	6.73%	7.22%	7.42%

Securities	52,791	15,501	13,559	17,696	6,140	51,081	156,768	159,587
Average interest rate	3.74%	5.95%	4.34%	3.91%	5.33%	5.18%	4.56%

Federal funds sold	400	-	-	-	-	-	400	400
Average interest rate	0.90%						0.90%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	140,817	1,183	-	-	-	-	142,000	136,241
Average interest rate	1.25%	1.05%					1.24%

Fixed rate	130,391	21,829	1,807	6,412	9,288	30	169,756	171,601
Average interest rate	2.33%	2.98%	3.66%	4.57%	3.71%	4.40%	2.59%

Long-term borrowings	304	239	222	235	248	3,392	4,640	4,823
Average interest rate	5.76%	5.70%	5.57%	5.58%	5.59%	5.15%	5.28%

Federal funds sold	2,217	-	-	-	-	-	2,217	2,217
Average interest rate	1.40%						1.40%

Securities in the above table with call features are shown as maturing on the call date if they are likely to be called in the current interest rate environment.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiaries.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

ASSETS
	2003	2002

Cash and due from banks	$10,704,103	$13,933,354
Federal funds sold	400,000	5,220,000
Total cash and cash equivalents	11,104,103	19,153,354

Interest bearing balances with banks	200,000	-
Securities available for sale	159,906,718	114,161,308

Loans
Loans net of unearned income	228,303,368	233,255,433
Allowance for loan losses	(3,448,676)	(3,809,625)
Total net loans	224,854,692	229,445,808

Bank premises and equipment	10,104,664	10,292,144
Accrued interest receivable	3,652,339	3,755,962
Other real estate owned	4,328,985	1,129,191
Prepayments and other assets	4,276,155	3,731,963

TOTAL ASSETS	$418,427,656	$381,669,730
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$50,567,097	$45,007,259
Interest bearing	312,023,709	286,240,489
Total deposits	362,590,806	331,247,748

Other borrowed funds	4,639,973	3,562,216
Federal funds purchased	2,217,000	-
Accrued taxes	234,268	369,818
Accrued interest on deposits	1,003,800	891,494
Other liabilities	1,661,977	1,596,205

TOTAL LIABILITIES	372,347,824	337,667,481

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,651,195 and 1,642,036 shares issued and outstanding, respectively	1,651,195	1,642,036
Capital surplus	4,876,685	4,656,050
Retained earnings	37,765,041	35,471,905
Accumulated other comprehensive income, net	1,786,911	2,232,258

TOTAL STOCKHOLDERS' EQUITY	46,079,832	44,002,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$418,427,656	$381,669,730
	==========	==========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
INTEREST INCOME
Loans, including fees	$17,847,891	$18,685,655	$19,959,739
Securities:
Taxable	3,857,918	4,775,570	5,420,572
Non-taxable	1,579,007	1,055,918	971,399
Federal funds sold	108,853	147,289	567,269
Total Interest Income	23,393,669	24,664,432	26,918,979

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	269,613	368,133	566,376
Money market deposit accounts	1,278,482	1,421,559	525,490
Other savings deposits	297,524	448,744	420,000
Time certificates of deposit of $100,000 or more	2,348,755	2,754,721	4,448,157
All other time deposits	2,490,445	3,830,776	6,693,884
Borrowed funds	196,595	138,435	102,379
Total Interest Expense	6,881,414	8,962,368	12,756,286

NET INTEREST INCOME	16,512,255	15,702,064	14,162,693

Provision for loan losses	1,520,318	1,614,345	1,047,196

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	14,991,937	14,087,719	13,115,497

OTHER INCOME
Service charges on deposit accounts	2,166,788	2,144,233	2,301,355
Commissions and fees	493,553	460,332	588,480
Other service charges and fees	261,685	209,502	217,128
Security gains, net	227,739	260,201	372,418
Gains (losses) on sale of other assets, net	148,746	(51,948)	19,719
Dividends	81,541	97,325	94,392
Mortgage banking fees	789,150	491,686	274,601
Total Other Income	4,169,202	3,611,331	3,868,093

OTHER EXPENSES
Salaries and employee benefits	6,727,978	6,375,617	5,719,319
Occupancy expense, net	1,182,152	1,140,370	1,096,445
Furniture and equipment expense	871,403	1,078,718	847,626
Advertising and public relations	536,070	551,669	523,918
Other operating expenses	2,628,330	2,612,653	2,574,245
Total Other Expenses	11,945,933	11,759,027	10,761,553

Income before income taxes	7,215,206	5,940,023	6,222,037
Applicable income taxes	2,205,371	1,873,758	1,967,525

NET INCOME	$5,009,835	$4,066,265	$4,254,512
	=========	========	========
Earnings per common share:
Basic	$3.05	$2.49	$2.61
	=========	========	========
Diluted	$3.03	$2.47	$2.60
	=========	========	========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,009,835	$4,066,265	$4,254,512
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	1,520,318	1,614,345	1,047,196
Depreciation	927,807	1,099,330	893,450
Amortization and accretion of investment securities, net	610,906	394,499	(21,566)
Deferred income tax expense	166,331	(232,489)	18,612
Gain on sale of other assets	(148,746)	51,948	(19,719)
Security (gains) losses, net	(227,739)	(260,201)	(372,418)
Loans originated for sale	(27,666,250)	(17,971,329)	(9,181,380)
Proceeds from sale of loans	27,683,850	18,382,429	8,524,383
Decrease in interest receivable	103,623	344,112	121,024
(Increase) in prepayments and other assets	(544,192)	(411,465)	(1,387,331)
Increase (decrease) in accrued interest on deposits	112,306	(565,104)	(1,344,683)
Increase (decrease) in accrued taxes	(135,550)	369,818	(275,164)
Increase (decrease) in other liabilities	124,441	(975,344)	1,604,444

Cash Provided by Operating Activities, net	7,536,940	5,906,814	3,861,360

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(125,895,514)	(50,923,959)	(64,184,617)
Proceeds from sales of securities available for sale	5,563,244	5,724,410	19,868,460
Proceeds form maturities of securities available for sale	73,533,346	47,724,725	28,819,759
Increase in interest bearing balances with banks	(200,000)	-	-
Net increase in loans	(146,596)	(26,825,851)	(11,884,780)
Capital expenditures	(784,169)	(315,052)	(3,890,382)
Proceeds from sale of other assets	192,588	329,582	120,042

Cash Used by Investing Activities, net	(47,737,101)	(24,286,145)	(31,151,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,400,000	2,346,000	-
Borrowings repaid	(322,243)	(239,399)	(202,890)
Federal funds purchased	2,217,000	-	-
Net increase in deposits	31,343,058	14,613,711	36,557,395
Cash dividends paid	(2,716,699)	(2,699,298)	(2,597,261)
Proceeds from issuance of common stock	356,841	585,478	582,312
Common stock repurchased	(127,047)	(502,865)	(510,747)

Cash Provided by Financing Activities, net	32,150,910	14,103,627	33,828,809

INCREASE (DECREASE) IN CASH, net	(8,049,251)	(4,275,704)	6,538,651
CASH AND CASH EQUIVALENTS, beginning of year	19,153,354	23,429,058	16,890,407
CASH AND CASH EQUIVALENTS, end of year	$11,104,103	$19,153,354	$23,429,058
	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2003, 2002 and 2001
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at December 31, 2000	1,623,522	$1,623,522	$4,520,386	$32,447,687	$640,804	$39,232,399

Comprehensive income:
Net income	-	-	-	4,254,512	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,019,764	-

Less reclassification
adjustment, net of income
tax of $126,622	-	-	-	-	(245,769)	-

Comprehensive income	-	-	-	-	-	5,028,507

Cash dividends paid $1.57 per share	-	-	-	(2,597,261)	-	(2,597,261)

Common stock issued	19,524	19,524	562,788	-	-	582,312

Common stock repurchased	(10,272)	(10,272)	(500,475)	-	-	(510,747)
Balance at December 31, 2001	1,632,774	1,632,774	4,582,699	34,104,938	1,414,799	41,735,210

Comprehensive income:
Net income	-	-	-	4,066,265	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	989,192	-

Less reclassification
adjustment, net of income
tax of $88,468	-	-	-	-	(171,733)	-

Comprehensive income	-	-	-	-	-	4,883,724

Cash dividends paid $1.65 per share	-	-	-	(2,699,298)	-	(2,699,298)

Common stock issued	19,325	19,325	566,153	-	-	585,478

Common stock repurchased	(10,063)	(10,063)	(492,802)	-	-	(502,865)
Balance at December 31, 2002	1,642,036	1,642,036	4,656,050	35,471,905	2,232,258	44,002,249

Comprehensive income:
Net income	-	-	-	5,009,835	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(295,039)	-

Less reclassification
adjustment, net of income
tax of $77,431	-	-	-	-	(150,308)	-

Comprehensive income	-	-	-	-	-	4,564,488

Cash dividends paid $1.65 per share	-	-	-	(2,716,699)	-	(2,716,699)

Common stock issued	11,738	11,738	345,103	-	-	356,841

Common stock repurchased	(2,579)	(2,579)	(124,468)	-	-	(127,047)
Balance at December 31, 2003	1,651,195	$1,651,195	$4,876,685	$37,765,041	$1,786,911	$46,079,832
	========	=======	=========	=========	==========	=========

The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation. These reclassifications are immaterial and had no effect on net income.

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

Cash and Due From Banks
 Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances from the Federal Reserve Bank and other banks. The average amount of those reserve requirements was approximately $4,389,000 and $3,743,000 for the years ended December 31, 2003 and 2002. From time to time throughout the year, the balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.

Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $6,770,233, $9,529,853 and $14,100,969 and income taxes paid of $2,340,007, $1,975,000, and $2,233,229 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Mortgage Banking
 The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2003 and 2002, totaling $703,900 and $721,500, respectively.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment. No interest was capitalized in 2003, 2002 or 2001.

Impairment of Long-Lived Assets
The Corporation periodically reviews long-lived assets. If indications of impairments exist and if the value of the assets is impaired, an impairment loss would be recognized.

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

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Corporation has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note A - Summary of Significant Accounting Policies - (Continued)

Stock-Based Compensation (Continued)

	2003	2002	2001
Net income as reported	$5,009,835	$4,066,265	$4,254,512
Deduct: Stock based compensation expense
determined under fair value based method	12,814	17,490	54,865
	$4,997,021	$4,048,775	$4,199,647
	==========	==========	==========
Basic earnings per share as reported	$3.05	$2.49	$2.61
Pro-forma basic earnings per share	3.04	2.48	2.57

Diluted earnings per share as reported	3.03	2.47	2.60
Pro-forma diluted earnings per share	3.02	2.46	2.57

Using the Black-Scholes option-pricing model, the estimated weighted-average fair value assumptions of options granted during 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Weighted Average Fair Value Assumptions:
Expected dividend yield	4.4%	5.3%	5.0%
Expected volatility	12.0%	12.0%	12.0%
Risk-free interest rates	3.9%	4.5%	4.0%
Expected lives	2 years	2 years	4 years

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Segments Reporting
 Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") revises the definition of reportable "segments" and the presentation of related disclosures. The standard focuses on the identification of reportable segments on the basis of discrete business units and their financial information to the extent such units are reviewed by an entity's "chief decision maker" (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Corporation's operations, the bank and its branches are viewed by management as being separately identifiable businesses or segments from the perspective of monitoring performance and allocation of financial resources. Although the bank and its branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the bank and the Corporation are subject to substantially similar laws and regulations unique to the banking industry. Accordingly, the Corporation's consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

Effect of New Accounting Pronouncements
In June of 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement addressed financial accounting and reporting for business combinations and requires that all business combinations be accounted for by a single method: the purchase method. The single method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and thus all business combinations should be accounted for in the same way as are the acquisitions of other assets: based on the values exchanged. This statement became effective in fiscal years beginning after June 30, 2001. Management determined that the implementation of SFAS 141 was not material to its results of operations.

In July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. This statement became effective for fiscal years beginning after January 1, 2002. Management determined that the implementation of SFAS No. 142 was not material to its results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superseded Statement 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. Management determined that the implementation of this statement was not material to its financial condition or results of operations.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Effect of New Accounting Pronouncements - (Continued)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which became effective beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained for such cost. Applicable costs include employee termination benefits, contract termination costs, and cost to consolidate facilities or relocate employees. Management determined that the implementation of this statement was not material to the Corporation's results of operations, financial position, or liquidity.

In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions" was issued, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 became effective immediately and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions. Upon adoption of SFAS No. 147, the amount of unidentifiable intangible assets previously recorded was reclassified to goodwill. SFAS No. 147 also modifies SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets. While SFAS 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of this new guidance currently has no effect on the Corporation's results of operations, financial position, or liquidity.

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

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a corporation's own future performance. Other guarantees are subject to the disclosure requirements of Fin 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of Fin 45 became effective as of December 31, 2002. The requirements of FIN 45 did not have a material impact on the Corporation's results of operations, financial position, or liquidity.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Effect of New Accounting Pronouncements - (Continued)

In January 2003, FASB issued FIN 46, Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a corporation's consolidated financial statements. A corporation that holds variable interests in an entity will need to consolidate the entity if the corporation's interest in the VIE is such that the corporation will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. Management does not expect the requirements of FIN 46 to have any impact on the Corporation's results of operations, financial position, or liquidity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments to require similar accounting treatment for contracts with comparable characteristics. This statement became effective for contracts entered into or modified after June 30, 2003 and for hedging activities designed after June 30, 2003. This statement did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or asset as appropriate. SFAS No. 150 became effective for financial instruments for interim periods beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Corporation's financial position or results of operations or cash flows.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
2003	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury securities	$100,000	$-	$-	$100,000
U.S. Government agencies	62,519,505	571,985	152,362	62,939,128
Obligations of states and political subdivisions	64,510,356	1,400,053	248,501	65,661,908
Mortgage-backed securities	4,886,766	202,445	-	5,089,211
Other debt securities	24,751,602	1,059,278	13,940	25,796,940
Other securities	393,132	-	73,601	319,531
	$157,161,361	$3,233,761	$488,404	$159,906,718
	=========	=========	=========	=========
2002
Available for Sale
U.S. Treasury securities	$100,791	$522	$-	$101,313
U.S. Government agencies	40,607,015	1,030,752	-	41,637,767
Obligations of states and political subdivisions	27,560,761	1,256,837	7,228	28,810,370
Mortgage-backed securities	10,544,459	260,403	-	10,804,862
Other debt securities	30,131,565	1,019,203	78,355	31,072,413
Other securities	1,801,014	-	66,431	1,734,583
	$110,745,605	$3,567,717	$152,014	$114,161,308
	=========	=========	=========	=========

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity (or average maturity for amortizing mortgage-backed securities) at December 31, 2003:

	Cost	Fair Value
Due in one year or less	$17,222,012	$17,424,059
Due after one year through five years	90,430,712	92,480,352
Due after five years through ten years	33,892,612	34,253,383
Due after ten years	15,616,025	15,748,924
TOTAL	$157,161,361	$159,906,718
	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Securities - (Continued)

Net gains realized from securities transactions for 2003, 2002 and 2001 were:

		Book	Gross Realized		Net
2003	Proceeds	Value	Gains	Losses	Realized
Securities sold	$5,563,244	$5,335,505	$227,739	$-	$227,739
Securities matured or redeemed	73,533,346	73,533,346	-	-	-
	$79,096,590	$78,868,851	$227,739	$-	$227,739
	========	========	========	========	========
2002
Securities sold	$5,724,410	$5,500,000	$224,410	$-	$224,410
Securities matured or redeemed	47,724,724	47,688,933	35,791	-	35 ,791
	$53,449,134	$53,188,933	$260,201	$-	$260,201
	========	========	========	========	========
2001
Securities sold	$19,868,460	$19,522,691	$368,038	$22,269	$345,769
Securities matured or redeemed	28,819,759	28,793,110	26,649	-	26,649
	$48,688,219	$48,315,801	$394,687	$22,269	$372,418
	========	========	========	========	========

Income tax expense attributable to securities transactions was $77,431, $88,468 and $126,622 for 2003, 2002 and 2001, respectively.

Securities with a book value of $55,839,973 and $34,539,477 at December 31, 2003 and 2002, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. government agency securities that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated stockholders' equity at December 31, 2003 or 2002.

At December 31, 2003, the Corporation had $35,823,840 of investments with $488,404 of unrealized losses on these investments, $35,504,309, with the majority of the losses of $414,803, have been at a loss position for less than 12 months and $319,531 of these investments, with losses of $73,601 have been at a loss position for longer than 12 months. The Corporation believes that these securities are only temporarily impaired and that the full principal will be collected as anticipated. Of the total, $20,256,290, or 57%, is guaranteed by the U.S. Government or its agencies. As of December 31, 2003, $14,705,169 or 41% are obligations of states and political subdivisions. All of the obligations of states and political subdivisions are investment grade securities. All of the securities with unrealized losses are at a loss position because they were acquired when the general level of interest rates were lower or the equity markets were higher than that on December 31, 2003. The following table summarizes the Corporation's investments which were at an unrealized loss position as of December 31, 2003:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S.
Government Agencies	$20,256,290	$152,362	-	-	$20,256,290	$152,362
Obligations of States and
Political Subdivisions	14,705,169	248,501	-	-	14,705,169	248,501
Corporate Bonds	542,850	13,940	-	-	542,850	13,940
Other Securities	-	-	319,531	73,601	319,531	73,601

Total Temporarily Impaired
Securities	$35,504,309	$414,803	$319,531	$73,601	$35,823,840	$488,404
	========	========	========	========	========	========

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

The following is a summary of loans at December 31:

	2003	2002
Construction and land development	$7,859,110	$10,901,052
Commercial and industrial	21,803,243	20,998,593
Agricultural	7,014,272	7,871,559
Real estate loans secured by:
Farmland	19,462,317	24,018,529
Residential property	60,618,473	59,479,195
Nonresidential, nonfarm	84,236,112	78,783,897
Loans to individuals	24,076,726	26,845,282
Other loans	3,473,424	4,659,752
	228,543,677	233,557,859
Unearned income	(240,309)	(302,426)
TOTAL	$228,303,368	$233,255,433
	=========	=========

At December 31, 2003, 2002 and 2001, impaired loans totaled $2,409,729, $7,236,654, and $2,161,873, respectively. The amount of interest income actually recognized on these loans during 2003, 2002 and 2001, was $96,324, $227,489, and $68,023, respectively. The additional amount of interest income that would have been recorded during 2003, 2002 and 2001, if the above amounts had been current in accordance with their original terms was $219,738, $280,896, and $258,474, respectively.

As of December 31, 2003, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

	Recorded	Valuation
	Investment	Allowance
Impaired Loans-
Valuation allowance required	$953,758	$575,998
No valuation allowance required	1,455,971	-

Total Impaired Loans	$2,409,729	$575,998
	========	========

The valuation allowance is included in the allowance for loan losses on the balance sheet.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Loans and Allowance for Loan Losses (Continued)

The average recorded investments in impaired loans for the years 2003, 2002 and 2001 were $3,924,287, $4,831,765 and $1,709,747, respectively. At December 31, 2003, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $247,974, $394,898, and $402,425 at December 31, 2003, 2002 and 2001, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 2003 and 2002:

	2003	2002
Balance at beginning of year	$1,961,967	$1,709,889
Additions	1,847,582	2,185,250
Repayments	(2,001,779)	(1,933,172)
No longer related	(74,700)	-
Balance at end of year	$1,733,070	$1,961,967
	========	========

Transactions in the allowance for loan losses were as follows:
	2003	2002	2001
Balance at beginning of year	$3,809,625	$3,087,586	$2,883,621
Less-Charge-offs:
Real estate -
Residential	44,791	117,487	80,627
Agricultural	35,580	2,120	-
Other	911,817	71,454	-
Commercial	433,389	334,751	155,636
Agricultural	285,937	84,665	61,006
Individuals and other loans	525,106	611,903	858,262
	2,236,620	1,222,380	1,155,531
Add-Recoveries:
Real estate -
Residential	3,758	4,170	800
Agricultural	-	2,400	-
Other	13,984	19,416	-
Commercial	62,900	46,402	66,771
Agricultural	14,244	13,008	25,736
Individuals and other loans	260,467	244,678	218,993
	355,353	330,074	312,300
Net Charge-offs	1,881,267	892,306	843,231

Add-Provision charged to operations	1,520,318	1,614,345	1,047,196
Balance at end of year	$3,448,676	$3,809,625	$3,087,586
	========	========	========
Ratio of net charge-offs to average
loans outstanding during the year	0.81%	0.40%	0.43%
	========	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

		Accumulated
		Depreciation &	Carrying
2003	Cost	Amortization	Amount
Land	$1,602,757	$-	$1,602,757
Buildings	11,863,063	4,765,916	7,097,147
Furniture and equipment	6,091,728	4,708,487	1,383,241
Leasehold improvements	54,959	33,440	21,519
TOTAL	$19,612,507	$9,507,843	$10,104,664
	========	========	========
2002
Land	$1,584,717	$-	$1,584,717
Buildings	11,781,360	4,433,292	7,348,068
Furniture and equipment	6,198,467	4,863,250	1,335,217
Leasehold improvements	54,959	30,817	24,142
TOTAL	$19,619,503	$9,327,359	$10,292,144
	========	========	========

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

	Annual		Annual
Year	Commitments	Year	Commitments
2004	$27,600	2009 - 2013	$30,000
2005	27,600	2014	2,500
2006	13,200
2007	6,000
2008	6,000

Rents charged to operations under operating lease agreements for the years 2003, 2002 and 2001 were $28,140, $32,066 and $71,167, respectively.

Note F - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

	2003	2002

Prepaid expenses	$184,554	$164,621
Federal Home Loan Bank stock, at cost	1,264,700	1,214,500
Federal Reserve Bank stock, at cost	114,900	114,900
Other investments	369,446	359,000
Investment in life insurance contracts	1,735,447	1,427,062
Deferred acquisition costs	197,236	206,560
Other	409,872	245,320
TOTAL	$4,276,155	$3,731,963
	=========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Deposits

The following is a summary of deposits at December 31:
	2003	2002
Noninterest bearing:	$50,567,097	$45,007,259
Interest bearing:
Demand	29,641,857	25,440,397
Savings/Money Market	108,213,080	104,205,606
Other time	90,558,928	93,740,966
Certificates of deposit $100,000 and over	83,609,844	62,853,520
TOTAL	$362,590,806	$331,247,748
	========	========

The aggregate maturities of time deposits at December 31, 2003, are summarized as follows:

Year
Due within 1 year	$133,756,226
Due after 1 year through 3 years	23,840,975
Due after 3 years	16,571,571
$174,168,772
=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

Advances payable to Federal Home Loan Bank:	2003	2002
Dated 11-17-93, matures 12-01-08,
payable $1,682 per month including
interest at 5.95%	$87,123	$101,654
Dated 6-22-94, matures 7-01-04, payable
$11,077 per month including interest
at 5.95%	76,023	200,379
Dated 10-16-95, matures 11-01-05,
payable $2,750 per month including
interest at 6.70%	59,194	87,197
Dated 2-2-96, matures 3-01-16,
payable $2,237 per month including
interest at 6.50%	226,292	238,008
Dated 2-12-96, matures 3-01-11,
payable $3,087 per month including
interest at 6.25%	215,496	238,289
Dated 4-16-97, matures 5-1-2012,
payable $4,607 per month including
interest at 7.40%	345,540	374,093
Dated 2-14-02, matures 3/1/12,
payable $3,881 per month including
interest at 5.46%	537,303	554,036
Dated 2-14-02, matures 3/1/12,
payable $3,291 per month including
interest at 5.46%	455,664	469,854
Dated 10-25-02, matures 11-1-09,
payable $3,152 per month including
interest at 4.46%	482,796	498,706
Dated 11-8-02, matures 12-1-12,
payable $2,615 per month including
interest at 4.15%	332,817	350,000
Dated 11-12-02, matures 12-1-12,
payable $3,349 per month including
interest at 4.09%	427,805	450,000
Dated 3-25-03, matures 4-1-18,
payable $1,176 per month including
interest at 4.87%	145,397	-
Dated 10-23-03, matures 11-1-13,
payable $6,779 per month including
interest at 5.09%	1,248,523	-

TOTAL	$4,639,973	$3,562,216
	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Other Borrowed Funds (Continued)

The advances are secured by a pledge of Federal Home Loan Bank stock with a par value of $1,265,300 and a blanket pledge of $6,263,964 first mortgage loans against single family, 1-4 unit residential properties.

Advances payable are scheduled to mature December 31:
2004	$304,609
2005	239,212
2006	221,935
2007	234,625
2008	248,070
2009-2013	3,280,448
2014-2018	111,074
$4,639,973
==========

At December 31, 2003, First National Bank of Pulaski had unsecured lines of credit from correspondent banks for federal fund purchases and daylight overdrafts totaling $30,000,000. At December 31, 2003, $2,217,000 had been drawn on these lines.

Note I - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:
	2003	2002	2001
Federal
Current	$1,594,090	$1,746,080	$1,545,020
Deferred tax	166,331	(232,489)	18,612
	1,760,421	1,513,591	1,563,632
State	444,950	360,167	403,893
Provision for Income Taxes	$2,205,371	$1,873,758	$1,967,525
	========	========	========

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:
	2003	2002	2001

Federal taxes at statutory rate	$2,453,523	$2,019,608	$2,115,493
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(533,692)	(369,634)	(358,706)
State income taxes, net of federal
income tax benefit	293,667	237,710	266,570
Dividend received deduction	-	(3,273)	(3,796)
Others, net	(8,127)	(10,653)	(52,036)
Provision for Income Taxes	$2,205,371	$1,873,758	$1,967,525
	========	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Income Taxes - (Continued)

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$777,681	$966,485
Director benefit plans	149,070	100,126
Merger costs	9,822	13,189
Other real estate	2,662	2,662
Gross Deferred Tax Assets	939,235	1,082,462

Deferred tax liabilities:
Investment securities	38,609	32,573
Statement 115 equity adjustment	958,446	1,183,446
Other securities	163,494	146,426
Gross Deferred Tax Liabilities	1,160,549	1,362,445

Net Deferred Tax Liabilities	($221,314)	($279,983)
	========	========

Note J - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:
	2003	2002	2001

Directors' fees and expense	$313,155	$323,310	$374,112
Stationery and supplies	224,948	266,653	261,361
Insurance	148,245	133,054	110,200
Collection and professional fees	245,563	322,842	215,182
Postage	161,869	154,278	171,071
Telephone	136,715	146,369	139,951
Other	1,397,835	1,266,147	1,302,368
	$2,628,330	$2,612,653	$2,574,245
	=======	=======	=======

Note K - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 2003 was $5,097,904. Contributions for the current year were calculated using the base salary amount of $4,473,470. The bank subsidiary's contribution is based, in general, on 10% of earnings before taxes, not to exceed 15% of the total salary of all the participants. The plan expense was $672,081, $546,112 and $472,630 in 2003, 2002 and 2001, respectively.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - First Pulaski National Corporation (Parent Company Only) Financial Information
BALANCE SHEETS
		December 31,
ASSETS		2003	2002
Cash		$1,972,916	$1,926,509
Investment in subsidiaries, at equity		43,774,483	41,836,654
Other assets		485,992	342,749
TOTAL ASSETS		$46,233,391	$44,105,912

		========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued expenses		$153,559	$103,663
Total Liabilities		153,559	103,663

Stockholders' Equity		46,079,832	44,002,249
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,233,391	$44,105,912

		========	========

STATEMENTS OF INCOME
	Years Ended December 31,
	2003	2002	2001
INCOME
Dividends from subsidiaries	$2,714,875	$2,699,298	$2,587,261
Other dividends and interest	89	13,764	73,825
Other	1,100	2,575	11,916
	2,716,064	2,715,637	2,673,002
EXPENSES
Education	5,124	14,615	12,806
Directors' fees and expense	70,785	69,965	92,501
Stockholder's meeting	9,839	10,669	15,463
Other	34,080	32,288	78,197
	119,828	127,537	198,967
Income before applicable income taxes and equity in
undistributed earnings of subsidiaries	2,596,236	2,588,100	2,474,035
Applicable income tax benefits	30,423	33,223	45,369

Income before equity in undistributed earnings of subsidiaries	2,626,659	2,621,323	2,519,404
Equity in undistributed earnings of subsidiaries	2,383,176	1,444,942	735,108
NET INCOME	$5,009,835	$4,066,265	$4,254,512
	========	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - First Pulaski National Corporation (Parent Company Only) Financial Information - (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,009,835	$4,066,265	$4,254,512
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiaries	(2,383,176)	(1,444,942)	(1,735,108)
Depreciation	2,021	985	876
Increase in other assets	(145,265)	(133,449)	(165,546)
Increase in other liabilities	49,897	49,181	12,679
Cash Provided by Operating Activities	2,533,312	2,538,040	2,367,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loans	-	-	1,571,555
Investment in subsidiary	-	-	(3,041)
Cash Provided by Investing Activities	-	-	1,568,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,716,699)	(2,699,298)	(2,597,261)
Proceeds from issuance of common stock	356,841	585,478	582,312
Common stock repurchased	(127,047)	(502,865)	(510,747)
Cash Used by Financing Activities	(2,486,905)	(2,616,685)	(2,525,696)

INCREASE (DECREASE) IN CASH, net	46,407	(78,645)	1,410,231
CASH, beginning of year	1,926,509	2,005,154	594,923
CASH, end of year	$1,972,916	$1,926,509	$2,005,154
	=======	=======	=======

Note M - Regulatory Requirements and Restrictions

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 2003, to the Parent Company was $5,499,581.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject to as of December 31, 2003.

As of December 31, 2003, the most recent notification from regulatory authorities categorized First Pulaski National Corporation and First National Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of December 31, 2003
Total Capital (to risk weighted assets)
Consolidated	$47,669	16.71%	$22,825	>	8.00%	$28,531	>	10.00%
First National Bank	45,363	15.92	22,793	>	8.00	28,492	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	44,220	15.50	11,412	>	4.00	17,119	>	6.00
First National Bank	41,914	14.71	11,397	>	4.00	17,095	>	6.00
Tier I Capital (to average assets)
Consolidated	44,220	10.57	16,732	>	4.00	20,915	>	5.00
First National Bank	41,914	10.03	16,717	>	4.00	20,896	>	5.00

As of December 31, 2002
Total Capital (to risk weighted assets)
Consolidated	$45,233	16.04%	$22,566	>	8.00%	$28,207	>	10.00%
First National Bank	43,064	15.28	22,544	>	8.00	28,180	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	41,704	14.79	11,283	>	4.00	16,924	>	6.00
First National Bank	39,538	14.03	11,272	>	4.00	16,908	>	6.00
Tier I Capital (to average assets)
Consolidated	41,704	11.14	14,971	>	4.00	18,713	>	5.00
First National Bank	39,538	10.57	14,960	>	4.00	18,700	>	5.00

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N- Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, non-employee directors and bank subsidiary employees may be granted options or rights to purchase shares of the Corporation's common stock.

Shares available for grants of options or rights to purchase at December 31, 2003 include 46,042 shares under the 1994 employee purchase plan and 65,000 shares under the 1997 stock option plan.

The 1997 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 35,000 shares have been granted and 8,000 shares have been exercised. These options expire 10 years from the date of grant.

The 1987 plan currently has 5,000 shares under option.

The 1994 outside directors' stock option plan permitted the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares was granted annually upon becoming a member of the Board of Directors, of which 250 shares was immediately exercisable and the remaining 250 shares were exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee was still serving as an outside director. In addition, each outside director upon first becoming a board member received an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expired ten years from the date of grant. During the current year the Board terminated this plan. At the time of termination, 66,160 shares under the plan had not been granted.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N - Stock Option and Stock Purchase Plans (Continued)

The following is a summary of the stock option and purchase plans activity for 2003, 2002 and 2001:

	Stock Option Plans		Employee Purchase Plan
	Shares	Shares	Shares
	Available	Under	Available	Shares
	for Option	Option	for Purchase	Purchased
Balance December 31, 2000	151,410	47,864	74,615	-

Granted	(6,000)	6,000	(11,334)	11,334
Exercised	-	(8,190)	-	(11,334)
Previous expired, now reavailable	1,500	(1,500)	-	-
Balance December 31, 2001	146,910	44,174	63,281	-

Granted	(6,000)	6,000	(13,720)	13,720
Exercised	-	(5,138)	-	(13,720)
Previous expired, now reavailable	250	(250)	-	-
Balance December 31, 2002	141,160	44,786	49,561	-

Granted	(10,000)	10,000	(3,519)	3,519
Exercised	-	(10,932)	-	(3,519)
Plan terminated	(66,160)	-	-	-
Balance December 31, 2003	65,000	43,854	46,042	-
	========	========	========	========
Exercisable at December 31, 2003		29,354
		========

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2003, 2002 and 2001 is $0.00, $0.00 and $1.77, respectively.

The following table presents the weighted average remaining life and weighted average exercise price at December 31, 2003:
		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
	Exercise Price	Number	Exercise Price	Remaining Life	Number	Exercise Price
Employees	$25.60-$49.00	32,000	$37.19	5	17,500	$32.54
Directors	$25.60-$35.00	11,854	30.85	6	11,854	30.85

Outstanding at December 31, 2003		43,854	$35.47	6	29,354	$31.86
		=====	======		=====	=====

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
Numerator for basic and diluted earnings
Per share - income available to common shareholders	$5,009,835	$4,066,265	$4,254,512
	=======	=======	=======
Denominator for basic earnings per share-
weighted-average basis	1,644,008	1,635,777	1,632,054
Effect of dilutive stock options	9,935	11,172	4,257

Denominator for diluted earnings per share-
adjusted weighted-average shares	1,653,943	1,646,949	1,636,311
	=======	=======	=======
Basic earnings per share	$3.05	$2.49	$2.61
	=======	=======	=======
Diluted earnings per share	$3.03	$2.47	$2.60
	=======	=======	=======

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

Commitments to extend credit and standby letters of credit: The value of the unrecognized financial instruments is based on the related fee income associated with the commitments, which is not material to the Corporation's financial statements at December 31, 2003 and 2002.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and short-term investments	$11,304	$11,304	$19,153	$19,153
Securities	159,907	159,907	114,161	114,161
Loans	228,303	228,686	233,255	232,892
Less: allowance for loan losses	(3,449)	-	(3,810)	-

Financial liabilities:
Deposits	362,591	355,173	331,248	328,922
Other borrowed funds	4,640	4,823	3,562	3,815

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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:

	Contract or Notional Amount
	2003	2002

Commitments to extend credit	$32,337,720	$26,687,814
Standby letters of credit	1,696,848	661,261
Mortgage loans sold with repurchase
requirements outstanding	7,749,111	6,681,155

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note R - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2003
Interest income	$5,793	$6,016	$5,820	$5,767
Interest expense	1,763	1,698	1,716	1,704
Net interest income	4,030	4,318	4,104	4,063
Provision for loan losses	353	463	470	234
Other income	956	1,025	1,243	942
Other expense	2,926	3,016	2,990	3,014
Income before income tax	1,707	1,864	1,887	1,757
Income taxes	504	638	609	454
Net income	1,203	1,226	1,278	1,303

Earnings per common share	$0.73	$0.75	$0.78	$0.79
Diluted earnings per common share	0.73	0.74	0.77	0.79
Cash dividends declared per common share	0.41	0.41	0.41	0.42

2002
Interest income	$6,246	$6,314	$6,149	$5,955
Interest expense	2,596	2,325	2,133	1,908
Net interest income	3,650	3,989	4,016	4,047
Provision for loan losses	240	185	305	884
Other income	874	778	1,120	840
Other expense	2,953	3,004	2,901	2,902
Income before income tax	1,331	1,578	1,930	1,101
Income taxes	416	513	646	299
Net income	915	1,065	1,284	802

Earnings per common share	$0.56	$0.65	$0.78	$0.50
Diluted earnings per common share	0.56	0.65	0.78	0.48
Cash dividends declared per common share	0.41	0.41	0.41	0.42

PUTMAN & HANCOCK
Certified Public Accountants

219 East College Street                                                                                                                                                                         118 North Third Street
P.O. Box 722                                                                                                                                                                                      P.O. Box 724
Fayetteville, Tennessee 37334                                                                                                                                                                Pulaski, Tennessee 38478
(931) 433-1040                                                                                                                                                                                    (931) 424-1040
Fax (931) 433-9290                                                                                                                                                                              Fax (931)-363-5222

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Pulaski National Corporation and Belfast Holding Company, Inc. and subsidiary (Belfast) on October 17, 2001, which has been accounted for using the pooling of interests method as described in Note B to the Consolidated Financial Statements.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Putman & Hancock

Fayetteville, Tennessee
February 11, 2004

Members: American Institute and Tennessee Society of Certified Public Accountants

PART III

Item 9A. CONTROLS AND PROCEDURES

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

There were no changes in the Company's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2004 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

Has Held
	Position	Office	Position with	Has Held This
Name	with Bank	Since	the Corporation	Position Since

Edwin Moore	Executive Vice-President	08/14/01	None
	Senior Vice-President	04/27/00
	Vice-President	10/21/98

Tracy Porterfield	Cashier and Chief Financial Officer	04/24/03	Chief Financial Officer	04/24/03

Donald A. Haney	Chief Operating Officer	01/15/04	None

Mr. Moore began with First National on October 21, 1998 as Vice-President. Prior to serving as Vice-President of First National, Mr. Moore served as Administrative Vice-President with Tennessee Farmers Cooperative from August, 1997 until the time he was employed by First National. Mr. Moore was retired from January 1, 1997 until he was employed by Tennessee Farmers Cooperative in August 1997.

Mr. Porterfield began employment with the Bank on December 14, 1992 in the Accounting Department. He has been employed by the Bank in various Accounting positions and was named the Cashier on June 13, 2000 and Chief Financial Officer on April 24, 2003.

Mr. Haney began employment with the Bank on October 15, 2001 as Vice President and Director of Human Resources. Prior to serving as Vice President and Director of Human Resources for the Bank, Mr. Haney served as Human Resources Director with Magotteaux Corporation ("Magotteuax") from July 1999 until October 2001. With Magotteaux, Mr, Haney was responsible for Human Resources, Purchasing and Logistics. He also worked with the Torrington Company from 1976 until 1999. He held various management positions during that time frame with the last being as Manager of Human Resources from 1988 until July 1999.

Donald A. Haney is the brother of Charles D. Haney, a member of the Corporation's and First National's Board. None of the other persons listed above are related to any of the Directors of either the Corporation's or First National's Board.

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

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2004 Annual Meeting of Shareholders.

The information required by this item with respect to the Company's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2004 Annual Meeting of Shareholders.

The Corporation has a Code of Ethics which is applicable to the Corporation's principal executive officer and principal financial officer. The Corporation will provide to any person, without charge, upon request, a copy of the Code of Ethics. To request a copy of the Code of Ethics please write to First Pulaski National Corporation, Attention: Corporate Secretary, 206 South First Street, Pulaski, Tennessee 38478. The Company intends to disclose any amendments to or waivers from its Code of Ethics in the manner and as required by law.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table summarizes information concerning the Corporation's equity compensation plans at December 31, 2003:

	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)

Equity compensation plans approved by shareholders	43,854	$35.47	111,042(1)

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	43,854	$35.47	111,042

(1) Includes 46,042 shares available for issuance under the Corporation's Employee Stock Purchase Plan at December 31, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal account is incorporated herein by reference to the section entitled "Fees billed to Company by Putman & Hancock During 2002 and 2003" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2004 Annual Meeting of Shareholders

PART IV

Item 15.    EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)      Financial Statements.                                See Item 8

(a)(2)      Financial Statement Schedules.               See Item 8

(a)(3)      Exhibits.                                                       See Index to Exhibits

(b)          Reports on Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2004.

                                                                                                         FIRST PULASKI NATIONAL CORPORATION

                                                                                                         By: /s/Mark A. Hayes
                                                                                                                                                   Mark A. Hayes
                                                                                                                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/James T. Cox James T. Cox	Chairman of the Board and Director	March 2, 2004

/s/Mark A. Hayes Mark A. Hayes	Chief Executive Officer, President and Director	March 2, 2004

/s/Tracy Porterfield Tracy Porterfield	Secretary/Treasurer	March 16, 2004

/s/David E. Bagley David E. Bagley	Director	March 16, 2004

/s/Johnny Bevill Johnny Bevill	Director	March 2, 2004

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 2, 2004

/s/Wade Boggs Wade Boggs	Director	March 2, 2004

/s/James H. Butler James H. Butler	Director	March 2, 2004

/s/Greg G. Dugger Greg G. Dugger, DDS	Director	March 2, 2004

/s/Charles D. Haney Charles D. Haney, MD	Director	March 2, 2004

/s/James Rand Hayes James Rand Hayes	Director	March 2, 2004

/s/W. Harwell Murrey W. Harwell Murrey, MD	Director	March 2, 2004

/s/Bill Yancey Bill Yancey	Director	March 2, 2004

INDEX TO EXHIBITS

EXHIBIT NUMBER

3.1	Charter of the First Pulaski National Corporation (incorporated by reference to Amendment No. 1 to First Pulaski National Corporation's Registration Statement No. 2-73488 on Form S-14/A).

3.2

Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filing purposes (incorporated by reference to the First Pulaski National Corporation's Registration Statement on Form S-4 No. 33-68448))

21.1	Subsidiaries

23.1	Consent of Independent Auditors

31.1	Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.

32.2	Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.