Form 10-Q
period 2004-03-31
FIRST PULASKI NATIONAL CORP
filed 2004-05-17
CIK 354706

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended           March 31, 2004

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

Common Stock, $1.00 par value -- 1,652,695 Shares Outstanding as of April 30, 2004.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
	March 31,	December 31,
	2004	2003

Cash and due from banks	$10,011,985	$10,704,103
Federal funds sold	8,395,000	400,000
Cash and cash equivalents	28,406,985	11,104,103

Interest bearing balances with banks	200,000	200,000
Securities available for sale	155,384,155	159,906,718

Loans net of unearned income	229,391,487	228,303,368
Allowance for credit losses	3,062,026)	(3,448,676)
Total net loans	226,329,461	224,854,692

Bank premises & equipment	9,973,011	10,104,664
Accrued interest receivable	3,601,535	3,652,339
Prepayments & other assets	3,976,541	4,276,155
Other real estate	3,916,508	4,328,985
TOTAL ASSETS	$431,788,196	$418,427,656
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$47,190,393	$50,567,097
Interest bearing balances	329,038,476	312,023,709
Total deposits	376,228,869	362,590,806

Other borrowed funds	4,551,779	4,639,973
Federal funds purchased	0	2,217,000
Accrued taxes	641,074	234,268
Accrued interest on deposits	785,630	1,003,800
Other liabilities	2,122,818	1,661,977

TOTAL LIABILITIES	384,330,170	372,347,824

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,652,195 and 1,651,195 shares issued and outstanding	1,652,195	1,651,195
Capital surplus	4,909,685	4,876,685
Retained earnings	38,481,905	37,765,041
Accumulated other comprehensive income, net	2,414,241	1,786,911

TOTAL STOCKHOLDER'S EQUITY	47,458,026	46,079,832

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$431,788,196	$418,427,656
	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2004	2003

INTEREST INCOME:
Loans, including fees	$4,217,173	$4,454,135
Investment securities	1,420,692	1,308,952
Interest on deposits	1,635	0
Federal funds sold	24,146	29,931
Total interest income	5,663,646	5,793,018

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	78,171	68,395
Savings & MMDAs	357,052	469,414
Time	1,100,920	1,177,639
Borrowed funds	62,134	47,860
Total interest expense	1,598,277	1,763,308

NET INTEREST INCOME	4,065,369	4,029,710

Provision for loan losses	52,803	352,593

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,012,566	3,677,117

OTHER INCOME:
Service charges on deposit accounts	524,376	546,539
Other service charges and fees	119,269	97,357
Security gains	207,674	683
Dividends	25,625	26,137
Mortgage banking fees	140,310	185,001
Other	114,705	101,379
Total other income	1,131,959	957,096

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2004	2003

OTHER EXPENSES:
Salaries and employee benefits	$1,796,570	$1,655,159
Occupancy expense, net	303,621	286,143
Furniture and equipment expense	206,867	195,279
Advertising and public relations	145,080	123,801
Other operating expenses	706,429	665,656
Total other expenses	3,158,567	2,926,038

Income before taxes	1,985,958	1,708,175
Applicable income taxes	591,693	504,030

NET INCOME	$1,394,265	$1,204,145
	============	============

Earnings per common share:
Basic	$0.84	$0.73
Diluted	$0.84	$0.73

Dividends per common share	$0.41	$0.41

Number of average shares for period	1,651,426	1,642,956
Number of diluted average shares for period	1,662,001	1,655,325

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	For the Three Months Ended March 31, 2004

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Total
	Stock	Surplus	Earnings	Income

Balance, Dec. 31, 2003	$1,651,195	$4,876,685	$37,765,041	$1,786,911	$46,079,832

Comprehensive income:
Net Income			1,394,265

Change in unrealized
gains (losses) on AFS
securities, net of tax				490,265

Less reclassification
adjustment, net of
deferred income tax
benefit of $70,609				137,065

Comprehensive income					2,021,595

Cash Dividends
($.41 per share)			(677,401)		(677,401)

Common stock issued	1,000	33,000			34,000

Balance, March 31, 2004	$1,652,195	$4,909,685	$38,481,905	$2,414,241	$47,458,026
	==========	==========	============	============	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For three months ended March 31,
	2004	2003

Cash flows from operating activities
Net income	$1,394,265	$1,204,145
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	52,803	352,593
Depreciation of premises and equipment	212,363	203,610
Amortization and accretion of investment securities, net	146,230	176,451
Deferred income tax expense	85,641	62,756
Security gains, net	(207,674)	(683)
Gain on sale of other assets	(4,555)	(1,301)
Loans originated for sale	(5,219,650)	(7,680,737)
Proceeds from sale of loans	5,161,320	7,165,077
Decrease in interest receivable	50,804	33,451
Increase (decrease) in prepayments/other assets	299,614	(475,174)
Decrease in accrued interest payable	(218,170)	(52,825)
Increase in accrued taxes	406,806	131,659
Increase in other liabilities	53,970	132,073
Net cash from operating activities	2,213,767	1,251,095

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	21,350,210	11,898,303
Proceeds from sale of investment securities available for sale	3,302,100	1,488,337
Purchase of investment securities available for sale	(19,119,743)	(26,576,045)
Net increase in loans	(1,750,163)	(2,255,664)
Capital expenditures	(80,710)	(170,616)
Proceeds from sale of other assets	697,953	1,301
Net cash from (used) by investing activities	4,399,647	(15,614,384)

Cash flows from financing activities:
Net increase in deposits	13,638,063	18,418,384
Cash dividends paid	(677,401)	(675,627)
Proceeds from issuance of common stock	34,000	19,900
Proceeds from borrowings	-	150,000
Federal funds repaid	(2,217,000)	-
Borrowings repaid	(88,194)	(77,323)
Net cash from financing activities	10,689,468	7,835,334

Net increase in cash and cash equivalents	17,302,882	3,472,045
Cash and cash equivalents at beginning of period	11,104,103	19,153,354
Cash and cash equivalents at end of period	28,406,985	22,625,399
	============	============
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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2003, which report was filed with the Securities and Exchange Commission on or about March 30, 2004. This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," "may," "intend," "believe," and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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

OVERVIEW

       Total assets of the registrant grew approximately $13 million, or 3.2 percent in the first quarter of 2004. This growth was funded primarily by an increase in interest-bearing deposits. Much of the increase in assets was in federal funds sold since deposits increased more than loans in the first quarter of 2004. Management expects to use much of the increase in federal funds sold to increase securities available for sale and loans in the remaining months of 2004. Net income of the registrant increased approximately $190,000 in the first quarter of 2004 as compared to the first quarter of 2003. Much of this increase was due to an increase in security gains as well as a decrease in provision for loan losses during the first quarter of 2004 as compared to the first quarter of 2003. Salaries and employee benefits and income taxes both increased in the first quarter of 2004 as compared to the same period of 2003, offsetting some of the increase in security gains and the reduction in provision for loan losses.

       (a) Results of Operations

       Net income of the registrant was $1,394,265 for the first three months of 2004. This amounted to an increase of $190,120, or 15.8 percent, compared to the first three months of 2003.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income increased $35,659, or 0.9 percent during the first quarter of 2004 as compared to the first quarter of 2003.  Total interest income decreased $129,372, or 2.2 percent for the first three months of 2004 as compared to the first three months of 2003. The decrease in total interest income was primarily due to the lower interest rate environment that existed in the first quarter of 2004 as compared to the first quarter of 2003. However, the decrease in total interest income was offset by a decrease in total interest expense of $165,031, or 9.4 percent for the first quarter of 2004 as compared to the same period in 2003. The decrease in total interest expense was again primarily due to the lower interest rate environment that existed in the first quarter of 2004 as compared to the same period of 2003. The percentage change was greater for the total interest expense than the total interest income primarily due to the general decline in the level of interest rates that began in 2001 and continued through 2003 and the stagnation of low interest rates into the first quarter of 2004. The registrant was able to reprice its interest-bearing liabilities faster at the lower interest rates than its interest-earning assets.
       The decrease in interest income was due to a $236,962 decrease in interest and fee income on loans that was offset by a $111,740 increase in interest on investment securities. The decrease in interest and fee income on loans was due to lower interest rate environment in early 2004 as compared to early 2003 and by a decline in loans of approximately $5.5 million from March 31, 2003 to March 31, 2004. The decrease in interest expense was due to a $112,362 decrease in interest expense on savings and money market accounts and a $76,719 decrease in interest expense on time deposits that were partially offset by an increase of $9,776 in interest expense on NOW accounts and an increase of $14,274 in interest expense on borrowed funds for the first quarter of 2004 as compared to the same period of 2003. The net decrease in interest expense was primarily the result of the lower interest rate environment prevalent in the first quarter of 2004 as compared to the first quarter of 2003.  The increase in interest expense on NOW accounts was primarily due to an increase in NOW account balances. Also, the increase in interest expense on borrowed funds was due to an approximately $900,000 increase in borrowed funds from March 31, 2003 to March 31, 2004.
       Total other income increased $174,863, or 18.3 percent for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003. The increase in other income was primarily a result of a $206,991 increase in security gains and a $21,912 increase in other service charges and fees for the first quarter of 2004 as compared to the first quarter of 2003. These increases were offset however, by decreases of $44,691 in mortgage banking fees and $22,163 in service charges on deposit accounts in the first quarter of 2004 as compared to the first quarter of 2003. The decrease in mortgage banking fees was primarily a result of decrease in refinancing activity in the first three months of 2004 as compared to the same period of 2003.
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
       Total other expenses increased $232,529, or 7.9 percent for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Salaries and employee benefits increased $141,411, or 8.5 percent for the first quarter of 2004 as compared to the first quarter of 2003, primarily due to increased average salary and benefits expense per employee. Occupancy expenses also increased $17,478 in the first quarter of 2004 as compared to the same period of 2003 primarily due to increased repairs and maintenance expenses. In addition, the advertising and public relations expense increased $21,279 due to

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

increased marketing expenses in the first quarter of 2004 as compared to the first quarter of 2003. Other operating expenses also increased $40,773 in the first quarter of 2003 as compared to the same period of 2003 primarily due to an approximately $40,000 increase in foreclosure expenses.
       The provision for credit losses for the three-month period ended March 31, 2004, decreased $299,790 or 85.0 percent over the same period of 2003. The decrease in provision for possible credit losses for the three months ended March 31, 2004 was primarily the result of a decrease in total loans from March 31, 2003 to March 31, 2004 as well as some improvement in the overall condition of the loan portfolio.
       The provision for possible credit losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth or reduction and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended March 31, 2004, income before taxes increased $277,783, or 16.3 percent, as compared to the three-month period ended March 31, 2003. Applicable income taxes increased $87,663, or 17.4 percent for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.
       On a basic, weighted average per share basis, net income was $0.84 per share based on 1,651,426 shares outstanding for the first three months of 2004 as compared to $0.73 per share based on 1,642,956 shares outstanding for the first three months of 2003. On a fully diluted basis, net income per share was $0.84 for the first three months of 2004 on 1,662,001 shares outstanding as compared to $0.73 on 1,655,325 shares outstanding for the first three months of 2003.
       The effect on net income and earnings per share if stock based compensation was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," would not be material for any periods presented.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities) for the three months ended March 31, 2004 (annualized) and for the year ended December 31, 2003.

	For the three months ended	For year ended
	March 31, 2004	December 31, 2003
Return on assets	1.34%	1.25%
Return on equity	12.67%	11.67%

(b) Financial Condition

       The registrant's total assets increased 3.2 percent to $431,788,196 during the three months ended March 31, 2004, from $418,427,656 at December 31, 2003. Loans and leases, net of allowance for credit losses, totaled $226,329,461 at March 31, 2004, a 0.7 percent increase compared to $224,854,692 at December 31, 2003. Investment securities decreased $4,522,563, or 2.8 percent, to $155,384,155 at March 31, 2004, from $159,906,718 at December 31, 2003. The unrealized gain on securities, net of tax, was $2,414,241 at March

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

31, 2004, as compared to $1,786,911 at December 31, 2003.  Federal funds sold increased $17,995,000 to $18,395,000 at March 31, 2004, from $400,000 at December 31, 2003. The increase in federal funds sold was primarily the result of deposits increasing more than loans during the first three months of 2004.
       Total liabilities increased by 3.2 percent to $384,330,170 for the three-months ended March 31, 2004, compared to $372,347,824 at December 31, 2003. This increase was primarily due to a $17,014,767 or 5.5 percent increase in interest bearing deposits.  Much of the increase in deposits during the first quarter of 2004 occurred in NOW accounts.
       Non-performing assets decreased to approximately $6,180,000 at March 31, 2004 compared to approximately $6,987,000 at December 31, 2003.  Non-performing assets at March 31, 2004 included $3,916,508 in other real estate owned, $2,165,666 in non-accrual loans, and $98,189 in loans past due ninety days or more as to interest or principal payment. Additionally, there was approximately $61,000 in restructured loans that were in compliance with their modified terms at March 31, 2004.  At December 31, 2003, the corresponding figures were $4,328,985 in other real estate owned, $2,409,729 in non-accrual loans, $247,974 in loans past due ninety days or more, and $62,000 loans restructured that were in compliance with their modified terms. The allowance for loan losses was 1.41 times the balance of nonaccrual loans at March 31, 2004 as compared to 1.43 times at December 31, 2003. The large volume in the registrant's other real estate owned at March 31, 2004 and December 31, 2003 was principally related to a large credit of the registrant's subsidiary bank. This credit was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status during the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the USDA. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. The foreclosed property was placed in other real estate owned and it accounted for over 60 percent of the balance of other real estate owned at March 31, 2004. Any gain or loss on the sale of this property is eighty percent guaranteed by the USDA as well. Management had estimated the credit exposure on the remaining loan balance at June 30, 2003 and each subsequent quarter and included the exposure in its allowance for loan losses calculation quarterly. The remaining loan balance was charged off in the first quarter of 2004, accounting for much of the reduction in the allowance for credit losses in the first quarter of 2004.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the quarter ended March 31, 2004 if the above nonaccrual loans had been current in accordance with their original terms was approximately $67,000.
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
       Net charge-offs for the three months ended March 31, 2004 were $439,452 for a net charge-off to total loans ratio of 0.77 percent (annualized). This compares to net charge-offs of approximately $1,083,800 for the three months ended March 31, 2003 for a net charge-off to total loans ratio of 1.87 percent (annualized). As discussed previously, one large line was responsible for much of the net loan charge-offs during the first quarter of 2004. Also, during the first quarter of 2003, a large credit line consisting primarily of commercial real estate and land development loans incurred substantial charge-offs and resulted in most of the net charged-off loans during the first three months of 2003.
       The total allowance for credit losses decreased to $3,062,026 as of March 31, 2004 from $3,448,676 as of December 31, 2003. The decrease of $386,650 in the allowance for credit losses during the first quarter of 2004 was primarily due to the charging off of the unguaranteed portion of the large USDA guaranteed credit mentioned previously. As of December 31, 2003, management had estimated the credit exposure on this line in its calculation for the allowance for credit losses. Subsequently, during the first quarter of 2004, the estimated loss on the credit was charged-off, thus decreasing the allowance for credit losses. Management believes that the allowance for credit losses is sufficient to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. The registrant seeks to generate adequate cash flows to meet its needs without sacrificing income or taking undue risks. Cash and cash equivalents increased $17,302,882 between December 31, 2003 and March 31, 2004.  This increase was primarily the result of deposits increasing faster than loans and the resulting increase in federal funds sold.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $19,644,183 at March 31, 2004, representing 12.6 percent of the registrant's investment portfolio as compared to 13.8 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies the registrant's entire investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. As mentioned previously, federal funds sold increased by $17,995,000 from December 31, 2003 to March 31, 2004.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Off Balance Sheet Arrangements

       The registrant has not historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments of structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The following table summarizes the Bank's involvement in financial instruments with off-balance sheet risk:

	Amount as of
	March 31, 2004	December 31, 2003
Commitments to extend credit	$32,486,023	$32,337,720
Standby letters of credit	1,613,092	1,696,848
Mortgage loans sold with repurchase
requirements outstanding	6,652,795	7,749,111

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The following table sets out the appropriate regulatory standards as well as the actual ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of March 31, 2004 and December 31, 2003.

		March 31, 2004	December 31, 2003
		(dollars in thousands)
Tier I Capital to Risk-Weighted Assets:
Tier I capital	- FPNC	$44,974	$44,220
	- FNB	$42,657	$41,914
Risk-weighted assets	- FPNC	$283,503	$285,312
	- FNB	$283,006	$284,915
Tier I capital to risk-weighted assets	- FPNC	15.86%	15.50%
	- FNB	15.07%	14.71%
Regulatory requirement		4.00%	4.00%

Total Capital to Risk-Weighted Assets:
Total capital (Tier I plus Tier II)	- FPNC	$48,036	$47,669
	- FNB	$45,719	$45,363
Risk-weighted assets	- FPNC	$283,503	$285,312
	- FNB	$283,006	$284,915
Total capital to risk-weighted assets	- FPNC	16.94%	16.71%
	- FNB	16.15%	15.92%
Regulatory requirement		8.00%	8.00%

Tier I Capital to Total Quarterly Average Assets (Leverage Ratio)
Tier I capital	- FPNC	$44,974	$44,220
	- FNB	$42,657	$41,914
Total assets	- FPNC	$419,436	$418,292
	- FNB	$419,010	$417,919
Tier I capital to total assets	- FPNC	10.72%	10.57%
	- FNB	10.18%	10.03%
Regulatory requirement		4.00%	4.00%

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
       There have been no material changes in reported market risks during the three months ended March 31, 2004.

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

page15

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

(b)  No current reports on Form 8-K have been filed during the first quarter of 2004.

SIGNATURES

____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  May 17, 2004                                                /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  May 17, 2004                                                 /s/Tracy Porterfield
                                                                                 Tracy Porterfield, Chief Financial Officer