Form 10-Q
period 2004-06-30
FIRST PULASKI NATIONAL CORP
filed 2004-08-16
CIK 354706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE   ACT OF 1934

For the quarterly period ended           June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
   Yes [    ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value -- 1,651,184 Shares Outstanding as of August 13, 2004.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2004	2003

Cash and due from banks	$10,802,453	$10,704,103
Federal funds sold	400,000	400,000
Cash and cash equivalents	11,202,453	11,104,103

Interest bearing balances with banks	203,042	200,000
Securities available for sale	155,279,200	159,906,718

Loans net of unearned income	237,064,026	228,303,368
Allowance for credit losses	(3,323,296)	(3,448,676)
Total net loans	233,740,730	224,854,692

Bank premises & equipment	9,819,792	10,104,664
Accrued interest receivable	3,597,329	3,652,339
Prepayments & other assets	4,997,367	4,276,155
Other real estate	3,402,842	4,328,985
TOTAL ASSETS	$422,242,755	$418,427,656
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$48,120,768	$50,567,097
Interest bearing balances	319,993,053	312,023,709
Total deposits	368,113,821	362,590,806

Other borrowed funds	4,462,302	4,639,973
Federal funds purchased	1,509,000	2,217,000
Accrued taxes	58,424	234,268
Accrued interest on deposits	913,589	1,003,800
Other liabilities	2,343,335	1,661,977

TOTAL LIABILITIES	377,400,471	372,347,824

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,655,445 and 1,651,195 shares issued and outstanding	1,655,445	1,651,195
Capital surplus	4,990,985	4,876,685
Retained earnings	39,075,572	37,765,041
Accumulated other comprehensive income (loss), net	(879,718)	(1,786,911)

TOTAL STOCKHOLDER'S EQUITY	44,842,284	46,079,832

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$422,242,755	$418,427,656
	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans, including fees	$4,291,471	$4,679,723	$8,508,644	$9,133,858
Investment securities	1,442,063	1,318,957	2,862,755	2,627,909
Interest on deposits	1,399	420	3,034	420
Federal funds sold	18,986	16,652	43,132	46,583
Total interest income	5,753,919	6,015,752	11,417,565	11,808,770

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	82,637	64,727	160,808	133,122
Savings & MMDAs	344,899	408,927	701,951	878,341
Time	1,095,006	1,176,072	2,195,926	2,353,711
Borrowed funds	60,400	48,192	122,534	96,052
Total interest expense	1,582,942	1,697,918	3,181,219	3,461,226

NET INTEREST INCOME	4,170,977	4,317,834	8,236,346	8,347,544

Provision for loan losses	220,943	462,758	273,746	815,351

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,950,034	3,855,076	7,962,600	7,532,193

OTHER INCOME:
Service charges on deposit accounts	519,483	546,639	1,043,859	1,093,178
Other service charges and fees	114,298	99,144	233,567	196,501
Security gains	1,676	73,125	209,350	73,808
Dividends	35,210	14,089	60,835	40,226
Mortgage banking fees	109,018	197,393	249,328	382,394
Other	104,032	94,508	218,737	195,887
Total other income	883,717	1,024,898	2,015,676	1,981,994

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
OTHER EXPENSES:
Salaries and employee benefits	$1,742,330	$1,674,664	$3,538,900	$3,329,823
Occupancy expense, net	269,771	281,385	573,392	567,528
Furniture and equipment expense	209,313	199,897	416,180	395,176
Advertising and public relations	171,468	166,900	316,548	290,701
Other operating expenses	641,503	692,690	1,347,932	1,358,346
Total other expenses	3,034,385	3,015,536	6,192,952	5,941,574

Income before taxes	1,799,366	1,864,438	3,785,324	3,572,613
Applicable income taxes	526,967	638,120	1,118,660	1,142,150

NET INCOME	$1,272,399	$1,226,318	$2,666,664	$2,430,463
	==========	==========	==========	==========

Earnings per common share:
Basic	$0.77	$0.75	$1.61	$1.48
Diluted	$0.77	$0.74	$1.61	$1.47

Dividends per common share	$0.41	$0.41	$0.82	$0.82

Number of weighted average shares for period:
Basic	1,653,544	1,643,353	1,652,485	1,643,156
Diluted	1,662,326	1,655,430	1,661,337	1,655,535

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2004

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, Dec. 31, 2003	$1,651,195	$4,876,685	$37,765,041	$1,786,911	$46,079,832

Comprehensive income:

Net Income			2,666,664

Change in unrealized
gains (losses) on AFS
securities, net of tax				(2,804,800)

Less reclassification
adjustment, net of
deferred income tax
benefit of $71,179				138,171

Comprehensive income					35

Cash Dividends
($.82 per share)			(1,356,133)		(1,356,133)

Common stock issued	4,250	114,300			118,550

Balance, June 30, 2004	$1,655,445	$4,990,985	$39,075,572	$(879,718)	$44,842,284
	===========	===========	===========	===========	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,666,664	$2,430,463
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	273,746	815,351
Depreciation of premises and equipment	427,729	419,671
Amortization and accretion of investment securities, net	305,754	336,564
Deferred income tax expense	118,490	97,269
Loss on sale of other assets	23,329	3,147
Security gains, net	(209,350)	(73,125)
Loans originated for sale	(9,611,250)	(13,747,989)
Proceeds from sale of loans	9,782,525	13,146,097
Decrease in interest receivable	55,010	273,670
(Increase) decrease in prepayments/other assets	309,643	(490,478)
Increase (decrease) in accrued interest payable	(90,211)	22,934
Increase (decrease) in accrued taxes	(175,844)	(155,725)
Increase in other liabilities	902,671	315,923
Net cash from operating activities	4,778,906	3,393,772

Cash flows from investing activities:
Proceeds from maturity of investment securities	31,380,405	38,414,621
Proceeds from sale of investment securities	3,716,514	3,110,934
Purchase of investment securities	(34,603,092)	(55,902,804)
Increase in interest bearing balances with banks	(3,042)	(200,000)
Net increase in loans	(10,025,385)	(5,461,243)
Capital expenditures	(142,857)	(580,018)
Proceeds from sale of other assets	1,597,140	33,233
Net cash used by investing activities	(8,080,317)	(20,585,277)

Cash flows from financing activities:
Proceeds from borrowings	-	150,000
Net increase in deposits	5,523,015	19,796,804
Cash dividends paid	(1,356,133)	(1,349,429)
Proceeds from issuance of common stock	118,550	35,400
Payments to repurchase shares	-	(24,500)
Federal funds repaid	(708,000)	-
Borrowings repaid	177,671)	(156,917)
Net cash from financing activities	3,399,761	18,451,358

Net increase in cash and cash equivalents	98,350	1,259,853
Cash and cash equivalents at beginning of period	11,104,103	19,153,354
Cash and cash equivalents at end of period	$11,202,453	$20,413,207
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

     Note to Consolidated Financial Statements

       The unaudited consolidated financial statements include the accounts of First Pulaski National Corporation (the "registrant") and its wholly-owned subisidiary, First National Bank of Pulaski (the "Bank") and the Bank's wholly-owned subsidiary First Pulaski Reinsurance Company.
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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2003, which report was filed with the Securities and Exchange Commission on March 30, 2004. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," "may", "intend", "believe", and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to, increased competition with other financial institutions, lack of sustained growth in the registrant's market area, volatility in interest rates, significant downturns in the businesses of one or more large customers, changes in the legislative or regulatory environment and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform to accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

loan losses, we have made judgements and estimates that have significantly impacted our financial position and results of operations.
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

OVERVIEW

       Total assets of the registrant grew by approximately $3.8 million, or 0.9 percent in the first six months of 2004. Total net loans increased almost $8.9 million, or 4.0 percent from December 31, 2003 to June 30, 2004. This loan growth was funded primarily by an increase in interest-bearing deposits. Net income of the registrant increased approximately $236,000 in the first six months of 2004 as compared to the same period of 2003. Net interest income fell approximately $111,000 in the first six months of 2004 as compared to the same period of 2003; however, the drop in net interest income was offset by a decrease of approximately $542,000 in provision for loan losses over the same periods, due primarily to an improvement in the overall condition of the loan portfolio in 2004 as compared to 2003. In addition, total income taxes decreased slightly even though net income before taxes increased since the Bank increased its holdings in non-taxable municipal securities throughout 2003 and 2004.

    PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

(a) Results of Operations

       Net income of the registrant was $2,666,664 for the first six months of 2004. This amounted to an increase of $236,201, or 9.7 percent, compared to the first six months of 2003.  For the three-month period ended June 30, 2004, net income increased $46,081, or 3.8 percent, as compared to the three-months ended June 30, 2003.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income decreased $146,857, or 3.4 percent to $4,170,977 during the second quarter of 2004 as compared to $4,317,834 for the second quarter of 2003.  Total interest income decreased $261,833, or 4.4 percent to $5,753,919 for the second quarter of 2004 as compared to $6,015,752 for the same period in 2003. The decrease in total interest income was due primarily to a decrease in interest and fees on loans of $388,252 in the second quarter of 2004 as compared to the second quarter of 2003. This decrease was the result of a decrease of approximately $2,350,000 in average loans outstanding in the second quarter of 2004 as compared to the second quarter of 2003 as well as a lower overall yield on the loan portfolio in the second quarter of 2004 as compared to the same period of 2003. Interest on investment securities increased $123,106 in the second quarter of 2004 as compared to the second quarter of 2003, offsetting the decrease in interest and fees on loans over the same period. The increase in interest on investment securities was primarily a result of an approximately $32 million increase in average securities held in the second quarter of 2004 as compared to the same period of 2003 as the registrant sought alternate uses of capital other than funding loan growth.
       The decrease in total interest income was offset, however, by a decrease in total interest expense of $114,976, or 6.8 percent to $1,582,942 for the second quarter of 2004 as compared to $1,697,918 for the same period in 2003. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the second quarter of 2004 as compared to the second quarter of 2003.
       Net interest income of the registrant for the six-month period ended June 30, 2004 decreased by $111,198, or 1.3 percent, to $8,236,346 as compared to $8,347,544 for the six months ended June 30, 2003. Total interest income decreased $391,205, or 3.3 percent for the first six months of 2004 as compared to the same period in 2003. This decrease was primarily the result of a decrease in average loans during the first six months of 2004 as compared to the same period of 2003 as well as a decrease in the average yield of the loan portfolio over the first six months of 2004 as compared to the same period of 2003. Average loans decreased approximately $3,750,000 to $230,570,000 during the first six months of 2004 as compared to $234,320,000 for the same period of 2003. These factors led the interest income on loans to decrease $625,214 for the first six months of 2004 as compared to the same period of 2003. However, the decrease in interest and fees on loans was offset by an increase of $234,846 in interest income on investment securities. This increase was primarily due to an increase of approximately $32 million in average investment securities held during the first six months of 2004 as compared to the same period of 2003 as the registrant sought alternate uses for capital other than funding loan growth.
       The decrease in total interest income was offset, however, by a decrease in total interest expense of $280,007, or 8.1 percent to $3,181,219 for the first six months of 2004 as compared to $3,461,226 for the same period in 2003. The decrease in total interest expense was primarily caused by a $176,390 decrease in interest expense on savings and money market accounts and a $157,785 decrease in interest expense on time deposits for the six months ended June 30, 2004 as compared to the same period in 2003.

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
       Total other income decreased $141,181, or 13.8 percent to $883,717 for the three-month period ended June 30, 2004 as compared to $1,024,898 for the three-month period ended June 30, 2003. This decrease in other income for the three-month period ended June 30, 2004 was primarily due to an $88,375 decrease in mortgage banking fees as home mortgage lending and refinancings slowed and a $71,449 decrease in gains on the sale of investment securities, as compared to the three month period ended June 30, 2003. The registrant chose not to liquidate it investment securities portfolio in the second quarter of 2004 to the extent it did in the same period of 2003, leading to the decrease in gains on the sale of investment securities.
       Total other income increased $33,682, or 1.7 percent for the six month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003. The increase was primarily due to a $135,542 increase in gains on the sale of investment securities that was offset by a $133,066 decrease in mortgage banking fees.
       For the three-month period ended June 30, 2004, total other expenses increased $18,849, or 0.6 percent to $3,034,385 as compared to $3,015,536 for the three-month period ended June 30, 2003. Salaries and employee benefits increased $67,666, or 4.0 percent for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily due to increased average salary and benefits expense per employee. This increase was offset, however, by a decrease of $51,187, or 7.4 percent in other operating expenses for the second quarter of 2004 as compared to the second quarter of 2003.
       Total other expenses increased $251,378, or 4.2 percent, to $6,192,952 for the six months ended June 30, 2004 as compared to $5,941,574 for the same period last year. For the six-month period ended June 30, 2004, salaries and employee benefits increased $209,077, or 6.3 percent as compared to the same period of 2003. Advertising and public relations increased $25,847, or 8.9 percent and furniture and equipment expense increased $21,004, or 5.3 percent for the first six months of 2004 as compared to the same period of 2003.
       The provision for credit losses for the three months ended June 30, 2004, decreased $241,815 to $220,943 from $462,758 over the same period in 2003. For the six-month period ended June 30, 2004, the decrease in provision for credit losses was $541,605 to $273,746 from $815,351 over the same period of 2003.  The decrease in the provision for loan losses for both periods of 2004 was primarily the result of an improvement in the overall condition of the loan portfolio in 2004.
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
       For the three-month period ended June 30, 2004, income before taxes decreased $65,072, or 3.5 percent, to $1,799,366 as compared to $1,864,438 for the three months ended June 30, 2003.  Applicable income taxes decreased $111,153, or 17.4 percent for the three-month period ended June 30, 2004 as compared to the same period in 2003. The decrease in income taxes was primarily due to an increased volume of non-taxable municipal securities and the resulting increase in non-taxable income in 2004 as compared to 2003.
       For the six-month period ended June 30, 2004, income before taxes increased $212,711, or 6.0 percent, to $3,785,324 as compared to $3,572,613 for the six-month period ended June 30, 2003.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Applicable income taxes decreased $23,490, or 2.1 percent for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in income taxes again was primarily attributable to the increased volume of non-taxable municipal securities and the resulting increase in non-taxable income in 2004 as compared to 2003.
       The effect on net income and earnings per share if stock based compensation was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," would not be material for any periods presented.
       On a basic, weighted average per share basis, net income was $1.61 per share based on 1,652,485 weighted shares outstanding for the first six months of 2004 as compared to $1.48 per share on 1,643,156 weighted shares outstanding for the first six months of 2003. On a fully diluted basis, net income per share was $1.61 for the first six months of 2004 on 1,661,337 weighted shares outstanding as compared to $1.47 on 1,655,535 weighted shares outstanding for the first six months of 2003. On a weighted average per share basis, net income was $0.77 per share based on 1,653,544 weighted shares outstanding for the three months ended June 30, 2004 as compared to $0.75 per share based on 1,643,353 weighted shares outstanding for the same period of 2003. On a fully diluted basis, net income per share was $0.77 for the three months ended June 30, 2004 on 1,662,326 weighted shares outstanding as compared to $0.74 on 1,655,430 weighted shares outstanding for the same period of 2003.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the six months ended June 30, 2004 (annualized) and for the year ended December 31, 2003.

	For the six months ended	For year ended
	June 30, 2004	December 31, 2003

Return on assets	1.27%	1.25%
Return on equity	12.03%	11.67%

(b) Financial Condition

       The registrant's total assets increased 0.9 percent to $422,242,755 during the six months ended June 30, 2004, from $418,427,656 at December 31, 2003. Loans and leases, net of allowance for credit losses, totaled $233,740,730 at June 30, 2004, a 4.0 percent increase compared to $224,854,692 at December 31, 2003. Investment securities decreased $4,627,518, or 2.9 percent, to $155,279,200 at June 30, 2004, from $159,906,718 at December 31, 2003.  The unrealized loss on available-for-sale securities, net of tax, was $879,718 at June 30, 2004 as compared to an unrealized gain of $1,786,911 at December 31, 2003. The loss in market value of the securities portfolio that occurred in the first six months of 2004 was primarily a result of the higher interest rates present at June 30, 2004 as compared to December 31, 2003.
       Total liabilities increased by 1.4% to $377,400,471 for the six months ended June 30, 2004, compared to $372,347,824 at December 31, 2003. This increase was primarily due to a $7,969,344 or 2.6 percent increase in interest bearing deposits for the six months ended June 30, 2004.
       Non-performing assets decreased to approximately $5,006,500 at June 30, 2004 compared to approximately $6,987,000 at December 31, 2003.  Non-performing assets at June 30, 2004 included $3,402,842 in other real estate owned, $1,518,994 in non-accrual loans, and $84,699 in loans past due ninety days or more as to interest or principal payment. Additionally, there were approximately $61,000 in

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

restructured loans at June 30, 2004.  At December 31, 2003, the corresponding figures were $4,328,985 in other real estate owned, $2,409,729 in non-accrual loans, $247,974 in loans past due ninety days or more, and $62,000 loans restructured. The allowance for loan losses was 2.19 times the balance of nonaccrual loans at June 30, 2004 as compared to 1.43 at December 31, 2003. The large volume in the registrant's other real estate owned at June 30, 2004 and December 31, 2003 was principally related to a large credit of the Bank. This credit was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status during the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the USDA. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. The foreclosed property was placed in other real estate owned and it accounted for over 70 percent of the balance of other real estate owned at June 30, 2004. Management had estimated the credit exposure on the remaining loan balance at June 30, 2003 and each subsequent quarter and included the exposure in its allowance for loan losses calculation quarterly. The remaining loan balance was charged off in the first quarter of 2004.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2004 if the above nonaccrual loans had been current in accordance with their original terms was approximately $40,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2004, there were approximately $8,793,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $8,252,000 in loans that were classified as "substandard" or worse and accruing interest as of June 30, 2003.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has a concentration of loans secured by hotel and motel properties as well as loans secured by 1 to 4 family non-owner occupied real estate. Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the six months ended June 30, 2004 were approximately $399,100 for a net charge-off ratio of .34 percent (annualized). This compares to net charge-offs of approximately

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

$1,182,900 for the six months ended June 30, 2003 for a net charge-off ratio of 1.01 percent (annualized). As discussed previously, one large line was primarily responsible for the net loan charge-offs during the first six months of 2004. Also, during the first quarter of 2003, a large credit line consisting primarily of commercial real estate and land development loans incurred substantial charge-offs and resulted in most of the net charge-offs during the first three months of 2003.
       The total allowance for credit losses decreased to $3,323,296 as of June 30, 2004 from $3,448,676 as of December 31, 2003. The decrease of $125,380 in the allowance for credit losses during the first six months of 2004 was primarily due to management charging off the unguaranteed portion of the large USDA guaranteed credit mentioned previously. As of December 31, 2003, management had estimated the credit exposure on this line in its calculation for the allowance for credit losses. Subsequently, during the first quarter of 2004, the estimated loss on the credit was charged-off, thus decreasing the allowance for credit losses. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $98,350 between December 31, 2003 and June 30, 2004.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $15,726,337 at June 30, 2004, representing 10.1 percent of the registrant's investment portfolio as compared to $17,174,585,or 13.3 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. The registrant had $400,000 in Federal funds sold on June 30, 2004 as well as December 31, 2003.
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

	Amount at
	June 30, 2004	December 31, 2003

Commitments to extend credit	$32,113,499	$32,337,720
Standby letters of credit	2,223,413	1,696,848
Mortgage loans sold with repurchase
requirements outstanding	6,383,877	7,749,111

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2004, the Bank had total borrowings of $4,462,302 and had approximately $28,741,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati.
       The Bank originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days. These loans are considered in the computation of the allowance for loan losses to cover future defaults.

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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to page14

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent.
       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of June 30, 2004 and December 31, 2003.

					Minimum To Be
					"Well-Capitalized"
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2004
Total capital to risk weighted assets:
FPNC	$48,965	17.13%	$22,867	8.00%	28,584	10.00%
FNB	$46,615	16.34%	$22,822	8.00%	28,528	10.00%
Tier I capital to risk weighted assets:
FPNC	$45,642	15.97%	$11,433	4.00%	17,150	6.00%
FNB	$43,292	15.18%	$11,411	4.00%	17,117	6.00%
Tier I capital to average assets: (*)
FPNC	$45,642	10.75%	$16,990	4.00%	21,237	5.00%
FNB	$43,292	10.20%	$16,970	4.00%	21,212	5.00%

At December 31, 2003
Total capital to risk weighted assets:
FPNC	$47,669	16.71%	$22,825	8.00%	28,531	10.00%
FNB	$45,363	15.92%	$22,793	8.00%	28,492	10.00%
Tier I capital to risk weighted assets:
FPNC	$44,220	15.50%	$11,412	4.00%	17,119	6.00%
FNB	$41,914	14.71%	$11,397	4.00%	17,095	6.00%
Tier I capital to average assets: (*)
FPNC	$44,220	10.57%	$16,732	4.00%	20,915	5.00%
FNB	$41,914	10.03%	$16,717	4.00%	20,896	5.00%

(*) Average assets for the above calculations were as of the most recent quarter for each period noted.

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of June 30, 2004, a -200 basis point rate shock was estimated to decrease net interest income approximately $1,020,000, or 6.8%, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to increase net interest income approximately $30,000, or 0.2 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 3.0 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 6.5%, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.
       There have been no material changes in reported market risks during the quarter ended June 30, 2004.

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

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on April 29, 2004, there were 1,099,071 shares represented.  The number of shares required for a quorum was 826,098. Of the 1,099,071 shares represented at the meeting, the following votes were given with respect to the election of registrant's directors.

	For	Withheld	Broker non-votes
David E. Bagley	1,077,148	21,923	0
Johnny Bevill	1,047,891	51,180	0
James K. Blackburn, IV	1,091,540	7,531	0
Wade Boggs	1,047,891	51,180	0
James H. Butler	1,047,891	51,180	0
James T. Cox	1,094,307	4,764	0
Gregory G. Dugger	1,047,891	51,180	0
Charles D. Haney	1,077,248	21,823	0
James Rand Hayes	1,047,891	51,180	0
Mark A. Hayes	1,044,721	54,350	0
W. Harwell Murrey	1,047,291	51,870	0
Bill Yancey	1,095,280	3,791	0

     On the basis of these figures, the above named directors were declared duly elected.

     Also brought to a vote was the ratification of the selection of Putman and Hancock, Certified Public Accountants, as external auditors for the ensuing year. Of the 1,099,071 shares represented, there were 1,092,480 shares voted for, 30 shares against, 6,561 shares abstaining and no broker non-votes. On the basis of these figures, the selection of Putman and Hancock, Certified Public Accountants was declared ratified.

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

     (b)  No current reports on Form 8-K have been filed during the second quarter of 2004.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 16, 2004

                                                                                /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  August 16, 2004                                             /s/Tracy Porterfield
                                                                                 Tracy Porterfield, Chief Financial Officer