Form 10-Q
period 2004-09-30
FIRST PULASKI NATIONAL CORP
filed 2004-11-15
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended           September 30, 2004

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

Common Stock, $1.00 par value -- 1,630,027 Shares Outstanding as of November 12, 2004.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2004	2003

Cash and due from banks	$10,451,876	$10,704,103
Federal funds sold	3,720,000	400,000
Cash and cash equivalents	14,171,876	11,104,103

Interest bearing balances with banks	211,073	200,000
Securities available for sale	146,499,375	159,906,718

Loans net of unearned income	247,733,270	228,303,368
Allowance for credit losses	(3,407,817)	(3,448,676)
Total net loans	244,325,453	224,854,692

Bank premises and equipment	9,712,283	10,104,664
Accrued interest receivable	3,651,631	3,652,339
Prepayments and other assets	4,318,406	4,276,155
Other real estate	3,382,373	4,328,985
TOTAL ASSETS	$426,272,470	$418,427,656
	==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$46,276,547	$50,567,097
Interest bearing balances	325,805,460	312,023,709
Total deposits	372,082,007	362,590,806

Other borrowed funds	4,393,734	4,639,973
Federal funds purchased	0	2,217,000
Accrued taxes	144,946	234,268
Accrued interest on deposits	1,030,712	1,003,800
Other liabilities	1,856,813	1,661,977

TOTAL LIABILITIES	379,508,212	372,347,824

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,643,378 and 1,651,195 shares issued and outstanding	1,643,378	1,651,195
Capital surplus	4,396,146	4,876,685
Retained earnings	39,718,266	37,765,041
Accumulated other comprehensive income, net	1,006,468	1,786,911

TOTAL STOCKHOLDERS' EQUITY	46,764,258	46,079,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,272,470	$418,427,656
	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

INTEREST INCOME:
Loans, including fees	$4,354,247	$4,458,351	$12,862,891	$13,592,209
Investment securities	1,465,538	1,334,443	4,328,293	3,962,352
Interest on deposits	1,173	1,660	4,207	2,080
Federal funds sold	9,908	24,605	53,040	71,188
Total interest income	5,830,866	5,819,059	17,248,431	17,627,829

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	80,737	65,144	241,545	198,266
Savings and MMDAs	316,836	320,322	1,018,787	1,198,663
Time	1,195,181	1,282,678	3,391,107	3,636,389
Borrowed funds	61,229	47,380	183,763	143,432
Total interest expense	1,653,983	1,715,524	4,835,202	5,176,750

NET INTEREST INCOME	4,176,883	4,103,535	12,413,229	12,451,079

Provision for loan losses	199,812	470,488	473,558	1,285,839

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,977,071	3,633,047	11,939,671	11,165,240

OTHER INCOME:
Service charges on deposit accounts	551,055	529,478	1,594,914	1,622,656
Other service charges and fees	108,886	96,458	342,453	292,959
Security gains	(48,893)	39,813	160,457	113,621
Dividends	14,835	14,336	75,670	54,562
Mortgage banking fees	121,026	266,624	370,354	649,018
Other	83,896	296,576	302,633	492,463
Total other income	830,805	1,243,285	2,846,481	3,225,279

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

OTHER EXPENSES:
Salaries and employee benefits	$1,734,695	$1,715,598	$5,273,595	$5,045,421
Occupancy expense, net	268,898	277,417	842,290	844,945
Furniture and equipment expense	234,571	229,025	650,751	624,201
Advertising and public relations	145,618	108,276	462,166	398,977
Other operating expenses	583,792	659,380	1,931,724	2,017,726
Total other expenses	2,967,574	2,989,696	9,160,526	8,931,270

Income before taxes	1,840,302	1,886,636	5,625,626	5,459,249
Applicable income taxes	520,805	608,593	1,639,465	1,750,743

NET INCOME	$1,319,497	$1,278,043	$3,986,161	$3,708,506
	=========	=========	=========	=========

Earnings per common share:
Basic	$0.80	$0.78	$2.41	$2.26
Diluted	$0.79	$0.77	$2.40	$2.24

Dividends per common share	$0.41	$0.41	$1.23	$1.23

Number of weighted average shares for period
Basic	1,651,241	1,643,184	1,652,067	1,643,165
Diluted	1,659,845	1,656,389	1,660,695	1,655,750

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2004

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, December 31, 2003	$1,651,195	$4,876,685	$37,765,041	$1,786,911	$46,079,832

Comprehensive income:
Net Income			3,986,161

Change in unrealized
gains (losses) on AFS
securities, net of tax				(861,442)

Less reclassification
adjustment, net of
deferred income tax
benefit of $79,458				80,999

Comprehensive income					3,205,718

Cash Dividends ($1.23 per share)			(2,032,936)		(2,032,936)

Common stock issued	4,684	127,499			132,183

Common stock repurchased	(12,501)	(608,038)			(620,539)

Balance, September 30, 2004	$1,643,378	$4,396,146	$39,718,266	$1,006,468	$46,764,258
	===========	===========	===========	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$3,986,161	$3,708,506
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	473,558	1,285,839
Depreciation of premises and equipment	666,358	667,656
Amortization and accretion of investment securities, net	394,808	486,001
Deferred income tax expense	98,711	209,562
Loss on sale of other assets	37,048	0
Security gains, net	(160,457)	(113,621)
Loans originated for sale	(13,988,710)	(22,817,209)
Proceeds from sale of loans	14,158,700	227,58,259
Decrease in interest receivable	708	302,815
(Increase) decrease in prepayments/other assets	76,757	(526,010)
Increase in accrued interest payable	26,912	162,297
Decrease in accrued taxes	(89,322)	(208,870)
Increase in other liabilities	416,149	283,104
Net cash from operating activities	6,097,381	6,198,329

Cash flows from investing activities:
Proceeds from maturity of investment securities	42,931,128	54,282,741
Proceeds from sale of investment securities	5,004,182	4,564,448
Purchase of investment securities	(35,981,793)	(90,935,304)
Increase in interest bearing balances with banks	(11,073)	(200,000)
Net increase in loans	(20,826,927)	557,433
Capital expenditures	(273,977)	(688,738)
Proceeds from sale of other assets	1,622,182	0
Net cash used by investing activities	(7,536,278)	(32,419,420)

Cash flows from financing activities:
Proceeds from borrowings	0	150,000
Net increase in deposits	9,491,201	30,224,601
Cash dividends paid	(2,032,936)	(2,023,198)
Proceeds from issuance of common stock	132,183	46,700
Payments to repurchase common shares	(620,539)	(45,472)
Federal funds repaid	(2,217,000)	0
Borrowings repaid	(246,239)	(238,247)
Net cash from financing activities	4,506,670	28,114,384

Net increase in cash and cash equivalents	3,067,773	1,893,293
Cash and cash equivalents at beginning of period	11,104,103	19,153,354
Cash and cash equivalents at end of period	$14,171,876	$21,046,647
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

     Note to Consolidated Financial Statements

       The unaudited consolidated financial statements include the accounts of First Pulaski National Corporation (the "registrant") and its wholly-owned subsidiary, First National Bank of Pulaski (the "Bank") and the Bank's wholly-owned subsidiary First Pulaski Reinsurance Company.
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

OVERVIEW

       Total assets of the registrant grew by approximately $7.8 million, or 1.9 percent in the first nine months of 2004. The Bank has concentrated on quality loan growth throughout 2004, resulting in total net loans increasing almost $19.5 million, or 8.7 percent during the first nine months of 2004. This loan growth was funded primarily by an increase in interest-bearing deposits. Net income of the registrant increased approximately $278,000 in the first nine months of 2004 as compared to the same period of 2003. Net interest income fell approximately $38,000 in the first nine months of 2004 as compared to the same period of 2003; however, the drop in net interest income was offset by a decrease of approximately $812,000 in provision for loan losses over the same periods, due primarily to an improvement in the overall condition of the loan portfolio in 2004 as compared to 2003. In addition, total income taxes decreased approximately $111,000 although net income before taxes increased since the Bank increased its holdings in non-taxable municipal securities throughout 2003 and 2004.
       Total assets grew approximately $4 million during the three months ended September 30, 2004. Much of the growth in assets in the third quarter occurred in loans. Net loans increased approximately $10.6 million during the third quarter of 2004 as the Bank's loan demand increased. The growth in loans was offset by an approximately $8.8 million decrease in investment securities in the three months ended September 30, 2004. Deposits also grew approximately $4.0 million during the third quarter of 2004. The registrant had net income of $1.32 million during the three months ended September 30, 2004, leading to a diluted earnings per share of $0.79 in the third quarter.

(a) Results of Operations

       Net income of the registrant was $3,986,161 for the first nine months of 2004. This amounted to an increase of $277,655, or 7.5 percent, compared to the first nine months of 2003.  For the three-month period ended September 30, 2004, net income increased $41,454, or 3.2 percent, as compared to the three months ended September 30, 2003.

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
       Net interest income increased $73,348, or 1.8 percent to $4,176,883 during the third quarter of 2004 as compared to $4,103,535 for the third quarter of 2003.  Total interest income increased $11,807, or 0.2 percent to $5,830,866 for the third quarter of 2004 as compared to $5,819,059 for the same period in 2003. The increase in total interest income was due primarily to an increase in interest in investment securities of $131,095 that was offset by a decrease in interest and fees on loans of $104,104 and a decrease in interest on federal funds sold of $14,697 in the third quarter of 2004 as compared to the third quarter of 2003. The increase in interest on investment securities was primarily the result of an increase in average investment securities held of approximately $19.8 million in the third quarter of 2004 as compared to the same period of 2003 as the registrant sought alternate uses of capital other than funding loan growth. The decrease in interest and fees on loans was primarily a result of a decrease in the average yield on loans in the third quarter of 2004 as compared to the third quarter of 2003.
       The increase in net interest income was also aided by a decrease in total interest expense of $61,541, or 3.6 percent to $1,653,983 for the third quarter of 2004 as compared to $1,715,524 for the same period in 2003. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the third quarter of 2004 as compared to the third quarter of 2003.
       Net interest income of the registrant for the nine-month period ended September 30, 2004 decreased by $37,850, or 0.3 percent, to $12,413,229 as compared to $12,451,079 for the nine months ended September 30, 2003. Total interest income decreased $379,398, or 2.2 percent for the first nine months of 2004 as compared to the same period in 2003. This decrease was primarily the result of a decrease in the average yield of the loan portfolio for the first nine months of 2004 as compared to the same period of 2003, leading to a decrease in the interest and fee income on loans of $729,318 for the first nine months of 2004 as compared to the same period of 2003. However, the decrease in interest and fees on loans was offset by an increase of $365,941 in interest income on investment securities. This increase was primarily due to an increase of approximately $28.4 million in average investment securities held during the first nine months of 2004 as compared to the same period of 2003 as the registrant sought alternate uses for capital other than funding loan growth.
       The decrease in total interest income was offset, however, by a decrease in total interest expense of $341,548, or 6.6 percent to $4,835,202 for the nine months ended September 30, 2004 as compared to $5,176,750 for the same period in 2003. The decrease in total interest expense was primarily caused by a $245,282 decrease in interest expense on time deposits and a $179,876 decrease in interest expense on savings and money market accounts and for the nine months ended September 30, 2004 as compared to the same period in 2003.
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
       Total other income decreased $412,480, or 33.2 percent to $830,805 for the three-month period ended September 30, 2004 as compared to $1,243,285 for the three-month period ended September 30, 2003. Much of the decrease in other income was due to a $212,680 decrease in other income in the third quarter of 2004 as compared to the same period of 2003, which was primarily due to an approximately $190,000 gain on the sale of a loan in the third quarter of 2003 as compared to no gain on the sale of loans in the third quarter of 2004. Mortgage banking fees also decreased $145,598 in the third quarter of 2004 as compared to the third quarter of 2003 as home mortgage lending and refinancings slowed. In addition, there were $48,893 in securities losses in the third quarter of 2004 as compared to securities gains of $39,813 in the third quarter of 2003.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Total other income decreased $378,798, or 11.7 percent for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003. The decrease was primarily due to a $278,664 decrease in mortgage banking fees and $189,830 decrease in other income that was offset by a $46,836 increase in securities gains and a $49,494 increase in other service charges and fees. The decrease in mortgage banking fees was primarily due to a slowing in home mortgage lending and refinancings and the decrease in other income was primarily due to the gain on the sale of loan in 2003 mentioned previously.
       For the three-month period ended September 30, 2004, total other expenses decreased $22,122, or 0.7 percent to $2,967,574 as compared to $2,989,696 for the three-month period ended September 30, 2003. Advertising and public relations expense increased $37,342, or 34.5% as the Bank began a new marketing campaign in the third quarter of 2004 as compared to the same period of 2003. Salaries and employee benefits also increased $19,097, or 1.1 percent for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. These increases were offset, however, by a decrease of $75,588, or 11.5 percent in other operating expenses for the third quarter of 2004 as compared to the third quarter of 2003, which decrease consisted primarily of a decrease in collection and legal expenses.
       Total other expenses increased $229,256, or 2.6 percent, to $9,160,526 for the nine months ended September 30, 2004 as compared to $8,931,270 for the same period last year. For the nine-month period ended September 30, 2004, salaries and employee benefits increased $228,174, or 4.5 percent as compared to the same period of 2003. Advertising and public relations expense increased $63,189, or 15.8 percent and furniture and equipment expense increased $26,550, or 4.3 percent for the first nine months of 2004 as compared to the same period of 2003.  These increases were offset, however, by a decrease of $86,002 in other operating expenses for the nine months ended September 30, 2004 as compared to the same period of 2003.
       The provision for credit losses for the three months ended September 30, 2004, decreased $270,676 to $199,812 from $470,488 over the same period in 2003. For the nine-month period ended September 30, 2004, the decrease in provision for credit losses was $812,281 to $473,558 from $1,285,839 over the same period of 2003.  The decrease in the provision for loan losses for both periods of 2004 was primarily the result of an improvement in the overall condition of the loan portfolio in 2004.
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
       For the three-month period ended September 30, 2004, income before taxes decreased $46,334, or 2.5 percent, to $1,840,302 as compared to $1,886,636 for the three months ended September 30, 2003.  Applicable income taxes decreased $87,788, or 14.4 percent for the three-month period ended September 30, 2004 as compared to the same period in 2003. The decrease in income taxes was primarily due to an increased volume of non-taxable municipal securities and the resulting increase in non-taxable income in 2004 as compared to 2003.
       For the nine-month period ended September 30, 2004, income before taxes increased $166,377, or 3.0 percent, to $5,625,626 as compared to $5,459,249 for the nine-month period ended September 30, 2003. Applicable income taxes decreased $111,278, or 6.4 percent for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in income taxes again was primarily attributable to the increased volume of non-taxable municipal securities and the resulting increase in non-taxable income in 2004 as compared to 2003.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       On a basic, weighted average per share basis, net income was $2.41 per share based on 1,652,067 weighted shares outstanding for the first nine months of 2004 as compared to $2.26 per share on 1,643,165 weighted shares outstanding for the first nine months of 2003. On a fully diluted basis, net income per share was $2.40 for the first nine months of 2004 on 1,660,695 weighted shares outstanding as compared to $2.24 on 1,655,750 weighted shares outstanding for the first nine months of 2003. On a basic, weighted average per share basis, net income was $0.80 per share based on 1,651,241 weighted shares outstanding for the three months ended September 30, 2004 as compared to $0.78 per share based on 1,643,184 weighted shares outstanding for the same period of 2003. On a fully diluted basis, net income per share was $0.79 for the three months ended September 30, 2004 on 1,659,845 weighted shares outstanding as compared to $0.77 on 1,656,389 weighted shares outstanding for the same period of 2003.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the nine months ended September 30, 2004 (annualized) and for the year ended December 31, 2003.

	For the nine months ended	For year ended
	September 30, 2004	December 31, 2003
Return on assets	1.26%	1.25%
Return on equity	11.88%	11.67%

(b) Financial Condition

       The registrant's total assets increased 1.9 percent to $426,272,470 during the nine months ended September 30, 2004, from $418,427,656 at December 31, 2003. Loans and leases, net of allowance for credit losses, totaled $244,325,453 at September 30, 2004, an 8.7 percent increase compared to $224,854,692 at December 31, 2003. Investment securities decreased $13,407,343, or 8.4 percent, to $146,499,375 at September 30, 2004, from $159,906,718 at December 31, 2003.  The unrealized gain on available-for-sale securities, net of tax, decreased to $1,006,468 at September 30, 2004 as compared to $1,786,911 at December 31, 2003. The loss in market value of the securities portfolio that occurred in the first nine months of 2004 was primarily a result of the higher interest rates prevalent at September 30, 2004 as compared to December 31, 2003.
       Total liabilities increased by 1.9% to $379,508,212 for the nine months ended September 30, 2004, compared to $372,347,824 at December 31, 2003. This increase was primarily due to a $13,781,751 or 4.4 percent increase in interest bearing deposits for the nine months ended September 30, 2004.
       Non-performing assets decreased to approximately $4,907,700 at September 30, 2004 compared to approximately $6,987,000 at December 31, 2003.  Non-performing assets at September 30, 2004 included $3,382,373 in other real estate owned, $1,468,230 in non-accrual loans, and $57,079 in loans past due ninety days or more as to interest or principal payment. Additionally, there were approximately $60,000 in restructured loans in compliance with modified terms at September 30, 2004.  At December 31, 2003, the corresponding figures were $4,328,985 in other real estate owned, $2,409,729 in non-accrual loans, $247,974 in loans past due ninety days or more, and $62,000 loans restructured. The allowance for loan losses was 2.32 times the balance of nonaccrual loans at September 30, 2004 as compared to 1.43 at December 31, 2003. The large volume in the registrant's other real estate owned at September 30, 2004 and December 31, 2003 was principally related to a large credit of the Bank. This credit was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status during the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the USDA. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. The foreclosed property was placed in other real estate owned and it accounted for over 70 percent of the balance of other real estate owned at September 30, 2004. Management had estimated the credit exposure on the remaining loan balance at June 30, 2003 and each subsequent quarter and included the exposure in its allowance for loan losses calculation quarterly. The remaining loan balance was charged off in the first quarter of 2004.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2004 if the above nonaccrual loans had been current in accordance with their original terms was approximately $40,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2004, there were approximately $9,317,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $6,941,000 in loans that were classified as "substandard" or worse and accruing interest as of September 30, 2003.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has a concentration of loans secured by hotel and motel properties as well as loans to operators of dwellings other than apartments. Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the nine months ended September 30, 2004 were approximately $514,400 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of .28 percent (annualized). This compares to net charge-offs of approximately $1,638,600 for the nine months ended September 30, 2003 for a net charge-off ratio of 0.96 percent (annualized). As discussed previously, one large line was primarily responsible for the net loan charge-offs during the first nine months of 2004. Also, during the first quarter of 2003, a large credit line consisting primarily of commercial real estate and land development loans incurred substantial charge-offs and resulted in most of the net charge-offs during the first nine months of 2003.
       The total allowance for credit losses decreased to $3,407,817 as of September 30, 2004 from $3,448,676 as of December 31, 2003. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $3,067,773 between December 31, 2003 and September 30, 2004.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $15,388,000 at September 30, 2004, representing 10.5 percent of the registrant's investment portfolio as compared to $16,289,000,or 11.4 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. The registrant had $3,720,000 in Federal funds sold on September 30, 2004, compared to $400,000 as of December 31, 2003.
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

	Amount at
	September 30, 2004	December 31, 2003

Commitments to extend credit	$31,559,412	$32,337,720
Standby letters of credit	2,278,688	1,696,848
Mortgage loans sold with repurchase
requirements outstanding	5,468,207	7,749,111

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2004, the Bank had total borrowings of $4,393,734 and had approximately $29,484,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati.

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
       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of September 30, 2004 and December 31, 2003.

					Minimum To Be
					"Well-Capitalized"
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2004
Total capital to risk weighted assets:
FPNC	$49,166	16.84%	$23,361	8.00%	$29,201	10.00%
FNB	$47,439	16.28%	$23,316	8.00%	$29,145	10.00%
Tier I capital to risk weighted assets:
FPNC	$45,758	15.67%	$11,681	4.00%	$17,521	6.00%
FNB	$44,031	15.11%	$11,658	4.00%	$17,487	6.00%
Tier I capital to average assets*:
FPNC	$45,758	10.79%	$16,956	4.00%	$21,195	5.00%
FNB	$44,031	10.40%	$16,936	4.00%	$21,170	5.00%

At December 31, 2003
Total capital to risk weighted assets:
FPNC	$47,669	16.71%	$22,825	8.00%	$28,531	10.00%
FNB	$45,363	15.92%	$22,793	8.00%	$28,492	10.00%
Tier I capital to risk weighted assets:
FPNC	$44,220	15.50%	$11,412	4.00%	$17,119	6.00%
FNB	$41,914	14.71%	$11,397	4.00%	$17,095	6.00%
Tier I capital to average assets*:
FPNC	$44,220	10.57%	$16,732	4.00%	$20,915	5.00%
FNB	$41,914	10.03%	$16,717	4.00%	$20,896	5.00%

(*) Average assets for the above calculations were as of the most recent quarter for each period noted.

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The registrant may periodically repurchase the registrant's outstanding common stock for the purpose of retiring the repurchase shares. All repurchase transactions are approved by the registrant's Board of Directors. The registrant repurchased 12,501 shares at an aggregate cost of $620,539 during the third quarter or 2004. No shares were repurchased during the first or second quarters of 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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
       Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments, changes in market conditions, and pricing and deposit volume and mix. Since these assumptions are inherently uncertain, net interest income can not be precisely estimated nor can the impact of changes in interest rates be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of September 30, 2004, a -200 basis point rate shock was estimated to decrease net interest income approximately $1,058,000, or 7.1%, over the next twelve months, as compared to the base scenario, barely outside the policy guideline of -7.0 percent. A +200 basis point rate shock was projected to increase net interest income approximately $290,000, or 2.0 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.2 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 4.1%, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Continued)

Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.
       Although the Bank's net interest income exposure is slightly outside its policy limits at September 30, 2004, it is well within its current value of equity exposure under the same +-200 basis point rate shock. A drop in market interest rates of 200 basis points would leave all non-maturity deposits at their floor levels, since they were already below 2.0% at September 30, 2004. This is the primary cause for the Bank's net interest income exposure being slightly above the policy guidelines at the September 30, 2004. Management has decided to take no significant action at this time to comply with its policy limits regarding net interest income exposure since market interest rates remain at historically low levels and the likelihood of a 200 basis point drop in market interest rates is felt to be very unlikely, as well as the fact the Bank is well under its policy limit regarding the current present value of its equity.
       There have been no material changes in reported market risks during the quarter ended September 30, 2004.

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

PART II - OTHER INFORMATION
____________________________________________

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the third quarter of 2004 and the average prices at which these shares were repurchased.

Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	Or Programs

July 1-31, 2004	4,511	$49.00	-	-
August 1-31, 2004	-	-	-	-
September 1-30, 2004	7,990	$50.00	-

Total	12,501	$49.64	-	-
	===========	===========	============	=============

The above shares were not repurchased as part of a publicly announced plan or program, but rather were purchased by the registrant in isolated transactions with its shareholders.

Item 3.  Defaults upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits.

     (a)  Exhibit 10.1  Form of Incentive Stock Option Agreement Under the Company's 1997 Stock Option Plan

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

                                                                          FIRST PULASKI NATIONAL CORPORATION

Date:  November 15, 2004                                  /s/Mark A. Hayes
                                                                           Mark A. Hayes, Chief Executive Officer

Date:  November 15, 2004                                  /s/Tracy Porterfield
                                                                            Tracy Porterfield, Chief Financial Officer