Form 10-K
period 2004-12-31
FIRST PULASKI NATIONAL CORP
filed 2005-03-30
CIK 354706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 .

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

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2004 was $72,753,975. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $49 per share, the price at what the registrant's common stock was traded on June 15, 2004, the closest trade, of which the registrant has knowledge, to June 30, 2004.

Shares of Common Stock outstanding on March 8, 2005 were 1,601,471.

Documents Incorporated by Reference:
Part III. Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 28, 2005 are incorporated by reference into Items 10, 11, 12, and 13.

PART I

ITEM 1: BUSINESS

First Pulaski National Corporation, (the "Corporation") is a financial corporation engaged in general commercial and retail banking business through its subsidiary bank First National Bank of Pulaski ("First National" or the "Bank"). On June 12, 2001, the Corporation signed a definitive agreement to acquire all of the outstanding common stock of Belfast Holding Company, a privately owned, Tennessee bank holding company with one bank subsidiary, the Bank of Belfast, with offices in Belfast and Lewisburg, Marshall County, Tennessee. On October 17, 2001, the Corporation consummated its acquisition of Belfast Holding Company pursuant to which Belfast Holding Company merged with and into the Corporation with the Corporation surviving the merger. The Corporation merged the Bank of Belfast with and into First National Bank of Pulaski on April 12, 2002.

During the third quarter of 2001, First National's wholly-owned subsidiary, First Pulaski Reinsurance Company ("FPRC") received it insurance license. FPRC is engaged in the business of reinsuring credit insurance written by the Corporation's subsidiaries.

On November 1, 2002, the Bank formed FNBP Holdings, Inc ("FNBP Holdings"), a corporation organized and existing under the laws of the state of Nevada. FNBP Investments, Inc. ("FNBP Investments") was also formed on November 1, 2002 and was organized and existed under the laws of the state of Nevada. The principal activity of FNBP Investments was to manage the investment securities portfolio. Both FNBP Holdings and FNBP Investments ceased operations and were dissolved during the fourth quarter of 2003. FNBP Holdings'only major activity was the ownership of stock in FNBP Investments.

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

The Corporation owns all of the common stock of the Bank. At December 31, 2004, the Corporation and its subsidiaries had combined total assets of $426,929,185.

At December 31, 2004, the Bank had long-term indebtedness of approximately $4.34 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note G to the Corporation's Consolidated Financial Statements, includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. First National is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, measured by county deposits.

As of March 8, 2005, First National had 157 employees, 17 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three market areas, Giles County, Tennessee, Lincoln County, Tennessee and Marshall County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County. First National competes in Giles County with five (5) commercial banking organizations. Two (2) of the five (5) commercial banking competitors are small community banking organizations. The other three (3) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies. From June 30, 2002 to June 30, 2004, total deposits for all commercial banks in the Giles County market have increased 4.4% from $503.4 million to $525.4 million. The Bank has five (5) offices in Giles County and approximately 62% of its deposits are located there. As of June 30, 2004, First National had the largest market share of banks in Giles County with a 43.6% share of the bank deposits, over twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,390 in 2003 and a median household income of $34,581 in 2002, the latest available data.

Lincoln County. First National competes in Lincoln County with six (6) commercial banking organizations. Five (5) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other commercial banking competitor is a small community banking organization. From June 30, 2002 to June 30, 2004, total deposits for all commercial banks in Lincoln County increased 6.8% from $364.9 million to $389.6 million. The Bank has two (2) branch offices located in this market, and approximately 29% of its deposits are located there. As of June 30, 2004, First National had a 27.3% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 31,773 in 2003, and a median household income of $34,704 in 2002, the latest available data.

Marshall County. First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2002 to June 30, 2004, total deposits for all commercial banks in the Marshall County market increased 8.3% from $355.1 million to $384.7 million. The bank has two (2) offices in Marshall County and approximately 9% of its deposits are located there. As of June 30, 2004, First National Bank of Pulaski had the fifth largest market share of banks in Marshall County with a 9.0% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 27,537 in 2003 and a median household income of $39,509 in 2002, the latest available data.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Capital and Dividends" and Note L to the Notes to Consolidated Financial Statements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2004, First National was considered well capitalized by its primary regulator.

Payment of Dividends

The Corporation is a legal entity separate and distinct from First National. The principal sources of the Corporation's cash flow, including cash flow to pay dividends to its shareholders, are dividends that First National pays to it as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Corporation as well as to the Corporation's payment of dividends to its shareholders.

The payment of dividends by the Corporation and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, First National was engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that First National stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "Prompt Corrective Action" above.

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

Effect of Governmental Monetary Policies

The Corporation's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve's statutory power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Corporation cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2: PROPERTIES

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 2004 amounted to $28,140.

ITEM 3: LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiaries is currently involved in any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on NASDAQ or any other quotation service. The following trading prices for 2004 and 2003 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid
1st Quarter, 2004	$49.00 - 50.00	$0.41
2nd Quarter, 2004	$49.00 - 50.00	$0.41
3rd Quarter, 2004	$48.50 - 50.00	$0.41
4th Quarter, 2004	$45.00 - 50.00	$0.42
Total Annual Dividend, 2004		$1.65

1st Quarter, 2003	$48.00 - 50.00	$0.41
2nd Quarter, 2003	$49.00 - 50.00	$0.41
3rd Quarter, 2003	$49.00 - 50.00	$0.41
4th Quarter, 2003	$49.00 - 50.00	$0.42
Total Annual Dividend, 2003		$1.65

There are approximately 1,492 shareholders of record of the Corporation's common stock as of February 28, 2005.

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

The table below sets forth the number of shares repurchased by the registrant during the fourth quarter of 2004 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	Or Programs

October 1-31, 2004	13,351	$45.00	-	-
November 1-30, 2004	2,250	$49.00	-	-
December 1-31, 2004	1,696	$48.50	-

Total	17,297	$45.86	-	-
	===========	===========	=============	==============

The above shares were not repurchased as part of a publicly announced plan or program, but rather were purchased by the registrant in isolated transactions with its shareholders.

On December 21, 2004, the Board of Directors of the Corporation approved a plan authorizing the management of the company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions.

ITEM 6: SELECTED FINANCIAL DATA

The table below contains selected financial data for the Corporation for the last five years. All weighted average outstanding share data is computed after giving retroactive effect of the merger of the Corporation and Belfast Holding Company in 2001. Note N to the Consolidated Financial Statements which follows shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share. Total average equity and total average assets exclude unrealized gains or losses on investment securities.

	For Year Ended December 31,
	2004	2003	2002	2001	2000

	(dollars in thousands)
Interest income	$23,217	$23,393	$24,664	$26,919	$25,732
Interest expense	6,589	6,881	8,962	12,756	11,992
Net interest income	16,628	16,512	15,702	14,163	13,740
Loan loss provision	664	1,520	1,614	1,047	462
Non-interest income	3,490	4,169	3,611	3,868	3,043
Non-interest expense	12,121	11,946	11,759	10,762	10,002
Income before income tax	7,333	7,215	5,940	6,222	6,319
Net income	5,328	5,010	4,066	4,255	4,272

Total assets	$426,929	$418,428	$381,670	$363,632	$324,731
Loans, net of unearned income	255,824	228,303	233,255	208,917	197,348
Securities	136,464	159,907	114,161	115,550	98,524
Deposits	373,401	362,591	331,248	316,634	280,077

Per Share Data:
Net Income-Basic	$3.24	$3.05	$2.49	$2.61	$2.61
Net Income-Diluted	3.22	3.03	2.47	2.60	2.59
Cash dividends paid	1.65	1.65	1.65	1.57	1.59

Total average equity	$45,527	$42,934	$41,083	$39,461	$38,899
Total average assets	426,067	400,811	370,669	347,191	312,178
Total year-end assets	426,929	418,428	381,670	363,632	324,731
Total long-term debt	4,335	4,640	3,562	1,456	1,659

Ratios
Avg equity to avg assets	10.69%	10.71%	11.08%	11.37%	12.46%
Return on average equity	11.70%	11.67%	9.90%	10.78%	10.98%
Return on average assets	1.25%	1.25%	1.10%	1.23%	1.37%
Dividend payout ratio	50.99%	54.23%	66.38%	61.05%	60.95%

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2004	2003	2002	2001	2000

Basic	1,646,422	1,644,008	1,635,777	1,632,054	1,639,602
Diluted	1,655,415	1,653,943	1,646,949	1,636,311	1,646,525

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

OVERVIEW

Management looks at several key performance indicators in evaluating the results of operations of the Corporation and the Bank. One key item is the volume and quality of loans. The Bank experienced strong loan demand in 2004, especially in the latter half of the year, leading to an increase in loans in excess of $27.5 million from December 31, 2003 to December 31, 2004. Nonaccrual loans decreased almost $1.9 million from the end of year 2003 to the end of 2004, indicating improving loan quality. However, other real estate owned remained at historically high levels although the balance decreased by over $1.1 million from year-end 2003 to year-end 2004. Other real estate owned includes a large piece of commercial real estate that was obtained through foreclosure in 2003. Management anticipates that other real estate owned will continue at higher than normal historic levels until this property is sold. Another key item is the growth of deposits, which grew over $10.8 million in 2004. Most of the growth in deposit was in interest-bearing balances. There was a move in deposits away from savings/money market balances in 2004 as interest rates began to increase and toward time deposits. Balances in savings/money market accounts decreased over $18.5 million while time deposit balances increased $28.3 million from year-end 2003 to year-end 2004. Management anticipates this trend continuing into 2005 as short-term interest rates are expected to continue rising and more customers likely will lock in the higher rates on time deposits.

Net income increased by over $317,000 to $5.32 million in 2004 as compared to 2003, while the net interest margin fell to 4.44% in 2004 from 4.60% in 2003. Aggressive competition in deposit pricing was the primary contributor to the decrease in the net interest margin in 2004. Management anticipates that this aggressive competition will continue into 2005 and that the Corporation's net interest margin may continue to experience compression in the rising rate environment. Management monitors the Corporation's net interest margin closely and strives to maintain the Corporation's net interest margin at acceptable levels. Mortgage banking fees decreased over $313,000 in 2004 as compared to 2003 as mortgage refinancing activity peaked in 2003. Management anticipates that the mortgage banking fees in 2005 will remain near 2004 levels and will not return to 2003 levels in the foreseeable future. Also, the provision for loan losses decreased almost $856,000 in 2004 as compared to 2003 as the overall condition of the Bank's loan portfolio improved.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2004 was approximately $5.33 million or $3.22 per diluted share, compared with approximately $5.01 million or $3.03 per diluted share in 2003 and approximately $4.07 million or $2.47 per diluted share in 2002. Return on average assets was 1.25% in 2004, 1.25% in 2003 and 1.10% in 2002. The return on average equity was 11.7%, 11.7% and 9.9% for 2004, 2003 and 2002, respectively. Increased depreciation expenses in 2002 related to major data and computer systems upgrades by the Bank in 2001 negatively impacted earnings in 2002. Also, the downturn in the economy generally and the Bank's target market adversely affected a particular large credit, causing a significant increase in the provision for loan losses in 2002.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 2004, net interest income increased by 0.7% to $16,628,168 from $16,512,255 in 2003, following an increase of 5.2% in 2003 from $15,702,064 in 2002. Total assets of the Corporation increased approximately $8.5 million from December 31, 2003 to December 31, 2004. Loans net of unearned income increased approximately $27.5 million from December 31, 2003 to December 31, 2004 with a substantial amount of this increase occurring in the second half of 2004.. Deposits increased approximately $10.8 million over the same period, resulting in an approximate $23.4 million decrease in investments as the Corporation funded its loan growth with maturing investment securities and by liquidating certain investment securities. Total assets of the Corporation increased approximately $36.8 million from December 31, 2002 to December 31, 2003. Deposits increased approximately $31.3 million, while loans decreased approximately $5.0 million from December 31, 2002 to December 31, 2003. Although loans decreased in 2003 from 2002 levels, the Corporation allocated the increase in deposits primarily to tax-exempt investment securities, which helped the Corporation to earn interest on such amounts, albeit at a rate lower than had the funds been used to fund higher earning loans, leading to the increase in net interest income in 2003 as compared to 2002.

Net interest income on a fully taxable equivalent basis increased $414,000 from 2003 to 2004. This increase resulted from a $1,150,000 increase due to increased volumes offset by a $736,000 decrease due to changes in interest rates. The increase in net interest income of $1,036,000 in 2003, on a taxable equivalent basis, as compared to 2002, resulted from an increase of $1,274,000 due to increased volumes, particularly in tax-exempt investment securities, offset by a decrease of $238,000 due to interest changes in interest rates.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management strives to maintain an acceptable spread between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities to maintain an adequate net interest margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2004, 2003 and 2002.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans and lease financing	$238,903	$17,554	7.35%	$232,034	$17,921	7.72%	$221,996	$18,768	8.45%
Taxable investment securities	81,056	3,204	3.95%	88,889	3,855	4.34%	86,694	4,776	5.51%
Non-taxable investment
securities	69,041	3,321	4.81%	41,354	2,164	5.23%	24,595	1,405	5.71%
Federal funds sold	7,168	89	1.24%	10,480	109	1.04%	8,707	147	1.69%
Time deposits in other banks	202	5	2.48%	108	3	2.78%	0	0	0.00%
Total Interest-Earning Assets	396,370	24,173	6.10%	372,865	24,052	6.45%	341,992	25,096	7.34%

Non-interest Earning Assets:
Cash and due from banks	10,825			11,000			12,192
Premises and equipment, net	9,842			10,302			10,839
Other Assets	13,720			14,755			11,270
Less allowance for loan losses	(3,373)			(3,384)			(3,114)
Total Non-Interest-Earning Assets	31,014			32,673			31,187

TOTAL	$427,384			$405,538			$373,179
	====			====			====

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand deposits	$33,489	324	0.97%	$27,845	269	0.97%	$25,350	$368	1.45%
Savings deposits	102,601	1,327	1.29%	108,192	1,577	1.46%	81,544	1,905	2.34%
Time deposits	189,947	4,697	2.47%	174,691	4,839	2.77%	175,930	6,551	3.72%
Other borrowed money	4,766	241.06%		3,643	197	5.41%	2,414	138	5.72%
Total Interest-Bearing
Liabilities	330,803	6,589	1.99%	314,371	6,882	2.19%	285,238	8,962	3.14%

Non-Interest-Bearing Liabilities:
Demand deposits	47,406			43,864			41,612
Other liabilities	2,980			2,148			3,445
Total Non-Interest Bearing
Liabilities	50,386			46,012			45,057
Shareholders' Equity	46,195			45,155			42,884
TOTAL	$427,384			$405,538			$373,179
	====			====			====
Net interest earnings/spread,
on a taxable equivalent basis		17,584	4.44%		17,170	4.60%		16,134	4.72%
Taxable equivalent adjustments:
Loans		47			73			83
Investment securities		909			585			349
Total taxable equivalent adjustment		956			658			432

Net interest earnings		$16,628			$16,512			$15,702
		====			====			====

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,048,243 for 2004, $959,652 for 2003 and $1,160,456 for 2002.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.
	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans and lease financing	$531	($898)	($367)	$849	($1,696)	($847)
Taxable investment securities	(340)	(311)	(651)	121	(1,042)	(921)
Non-taxable investment securities	1,449	(292)	1,157	957	(198)	759
Federal funds sold	(34)	14	(20)	30	(68)	(38)
Time deposits	2	0	2	0	3	3

Total Interest-Earning Assets	$1,608	($1,487)	$121	$1,957	($3,001)	($1,044)
	======	======	======	======	======	======
Interest Paid On:
Demand deposits	$55	$0	$55	$36	($135)	($99)
Savings deposits	($81)	($169)	($250)	623	(951)	(328)
Time deposits	$423	($565)	($142)	(46)	(1,666)	(1,712)
Other borrowed money	$61	($17)	$44	70	(11)	59

Total Interest-Bearing Liabilities	$458	($751)	($293)	$683	($2,763)	($2,080)
	======	======	======	======	======	======
Net Interest Earnings, on a taxable
equivalent basis	$1,150	($736)	$414	$1,274	($238)	$1,036
	======	======	======	======	======	======
Less: taxable equivalent adjustment			298			226

Net Interest Earnings			$116			$810
			======			======

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

NON-INTEREST INCOME

Non-interest income totaled $3,490,449 in 2004, a decrease of $678,753, or 16.3% from 2003. The decrease is primarily attributable to a $313,005 decrease in mortgage banking fees as well as a loss on the sale of other assets of $199,905 in 2004 as compared to a gain on the sale of other assets of $148,746 in 2003, resulting in a decrease in the gain on the sale of other assets of $348,651 in 2004 as compared to 2003. Almost all of the loss on the sale of other assets in 2004 was attributable to losses or write-downs on other real estate owned that was acquired through foreclosure. The decrease in mortgage banking fees in 2004 was primarily a result of fewer mortgage refinancings as mortgage interest rates halted their decline in 2004. Also, security gains decreased $39,259, or 17.2%, in 2004 as compared to 2003.

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

NON-INTEREST EXPENSE

Non-interest expense in 2004 was $12,121,246, up $175,313, or 1.5% from 2003. This increase is primarily attributable to a $173,901, or 2.6% increase in salaries and employee benefits and a $69,309, or 12.9% increase in advertising and public relations expense in 2004 as compared to 2003. The increase in salaries and employee benefits was largely due to increased personnel expenses per employee and the increase in advertising and public relations expense was primarily due to a new advertising campaign the Bank began in 2004. These increases were offset by a decrease of $96,214, or 3.7%, in other operating expenses in 2004 as compared to 2003.

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

The provision for loan losses was $664,320 in 2004 compared to $1,520,318 in 2003 and $1,614,345 in 2002. The decrease in provision for loan losses in 2004 was primarily a result of an improvement in the overall condition of the Bank's loan portfolio. Although general economic conditions in the Bank's local markets still appear weak, they seemed to have stabilized somewhat in 2004. The higher level of the provision for loan losses in 2003 was primarily due to an increase in non-performing loans as a result of the general economic downturn in the local markets in which the Bank competes. The Bank had experienced an increase in "substandard" and nonperforming loans, primarily in commercial real estate loans, throughout 2003 and 2002. In 2002, a large customer of the Bank experienced financial difficulty, resulting in additional provisions for loan losses in the fourth quarter of 2002. This additional provision in the fourth quarter of 2002 resulted primarily from a construction and land development loan. Note C to the Notes to Consolidated Financial Statements provides a detailed analysis of components of Loans and Allowance for Loan Losses and is incorporated herein by reference.

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $2,005,482, $2,205,371, and $1,873,758 in 2004, 2003 and 2002, respectively. The effective tax rates were 27.3%, 30.6%, and 31.5% respectively. The decrease in the effective tax rates in 2004 and 2003 were primarily due to increased holdings in nontaxable securities in 2004 and 2003. The average non-taxable investment securities held by the Corporation in 2004 was $69.0 million as compared to $41.4 million in 2003 and $24.6 million in 2002. Note H to the Consolidated Financial Statements provides a detailed analysis of the components of income tax expense.

The Corporation had net deferred tax assets of $714,316 at December 31, 2004, as compared to a net deferred tax liability of $221,314 at December 31, 2003. The deferred tax asset resulting from the allowance for loan losses was the primary deferred tax asset in both periods. The deferred tax asset was offset in both periods primarily by the FASB Statement 115 equity adjustment. Note H to the Consolidated Financial Statements provides a detailed analysis of the components of income tax expense.

FINANCIAL CONDITION

LOANS

Management's focus is to promote loan growth in the Corporation's target market, emphasizing the expansion of business in the Corporation's trade area. Efforts are taken to maintain a fairly diversified portfolio without significant concentration of risk. Overall loans increased $27,520,153 from December 31, 2003 to December 31, 2004. The increase in loans was primarily due to a $14.6 million increase in commercial real estate loans as well as a $14.3 million increase in residential real estate loans at year-end 2004 as compared to year-end 2003. However, these increases were offset by a decrease of $2.0 million in commercial and industrial loans as of December 31, 2004 as compared to December 31, 2003.

Over the last three years, average total loans and leases increased by $6.9 million or 3.0% in 2004, by $10.0 million or 4.5% in 2003, by $23.6 million or 11.9% in 2002 in each case over the prior year. The growth in deposits was the primary funding source for this continuing increase in loan demand; however, in the latter half of 2004, investment maturities and sales were also a significant funding source for the increase in loans.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among the loans secured by real estate, the registrant has a concentration of loans to lessors of residential buildings and dwellings, loans to lessors of non-residential buildings, and loans secured by hotel and motel properties. Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant makes commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.

The amounts of loans and leases outstanding, including unearned income, at the indicated dates are shown in the following table according to type of loan.

LOAN PORTFOLIO
	December 31,
	2004	2003	2002	2001	2000

	(in thousands of dollars)
Construction and land development	$7,211	$7,859	$10,901	$8,879	$4,256
Commercial and Industrial	19,814	21,803	20,999	19,169	22,254
Agricultural	7,298	7,014	7,871	8,233	7,435
Real estate - farmland	21,845	19,463	24,019	23,474	23,028
Real estate - residential	74,913	60,619	59,479	52,311	51,504
Real estate - nonresidential, nonfarm	98,862	84,236	78,784	60,773	47,285
Installment - individuals	23,228	24,077	26,845	31,040	35,001
Other loans(1)	2,935	3,473	4,660	5,482	7,539

	$256,106	$228,544	$233,558	$209,361	$198,302
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2004 (excluding residential mortgage, home equity, installment-individual loans, and lease financing).

	Due in one year or less	Due after one year but before five years	Due after five years	Total

	(in thousands of dollars)
Construction and land development	$5,581	$1,278	$352	$7,211
Commercial and industrial	12,708	5,158	1,948	19,814
Agricultural	6,134	1,069	95	7,298
Real estate-farmland	13,128	7,721	996	21,845
Real estate-nonresidential, nonfarm	24,044	46,549	28,269	98,862

Total selected loans	$61,595	$61,775	$31,660	$155,030
	===========	===========	==========	==========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges, and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2004.

	Due in one year or less	Due after one year but before five years	Due after five years	Total

Percent of total selected loans	39.73%	39.85%	20.42%	100.00%
Cumulative percent of total	39.73%	79.58%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year
Fixed rate loans		$53,291	$5,419	$58,710
Variable rate loans		8,484	26,241	34,725

Total		$61,775	$31,660	$93,435
		===========	===========	===========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and daily averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

	For year ended December 31,
	2004	2003	2002	2001	2000

	(in thousands of dollars)
Amount of net loans and
lease financing outstanding
at end of period	$255,824	$228,303	$233,255	$208,917	$197,348
	========	========	========	========	========
Daily average amount of
loans and leases	$238,903	$232,034	$221,996	$198,347	$192,215
	========	========	========	========	========
Balance of allowance for
possible loan losses at
beginning of period	$3,449	$3,810	$3,088	$2,884	$3,103
Less charge-offs:
Construction and land
development	-	731	11	-	-
Commercial and industrial	155	433	335	156	283
Agricultural	8	286	85	61	121
Real estate-farmland	19	35	2	-	47
Real estate-residential	50	45	117	81	10
Real estate-nonresidential,
nonfarm	393	181	60	-	5
Installment-Individuals	372	511	612	858	533
Other loans	-	14	-	-	-

	997	2,236	1,222	1,156	999
Add recoveries:
Construction and land
development	-	13	11	-	-
Commercial and Industrial	88	63	47	67	75
Agricultural	21	14	13	26	9
Real estate-farmland	22	-	2	-	-
Real estate-residential	22	4	4	1	2
Real estate-nonresidential,
nonfarm	33	1	8	-	-
Installment-Individuals	186	259	245	219	232
Other loans	1	1	-	-	-

	373	355	330	313	318

Net loans charged off	624	1,881	892	843	681

Provision charged to expense	664	1,520	1,614	1,047	462

Balance at end of period	$3,489	$3,449	$3,810	$3,088	$2,884
	========	========	========	========	========
Net charge-offs as percent of
average loans outstanding:	0.26%	0.81%	0.40%	0.43%	0.35%

Net charge-offs as percent of:
Provision for loan losses	94.0%	123.8%	55.3%	80.5%	147.4%
Allowance for loan losses	17.9%	54.5%	23.4%	27.3%	23.6%

Allowance at end of period to
loans, net of unearned income	1.36%	1.51%	1.63%	1.48%	1.46%

Net loans charged-off decreased to $623,506 in 2004 from $1,881,267 in 2003 after an increase from $892,306 in 2002. The stabilization of local economic conditions contributed to the decrease in net charge-offs in 2004 and following a slowing economy in the Corporation's market area in 2003. Net loan losses in 2004 consisted of net losses on real estate loans of $384,537, net losses on loans to individuals of $185,367 net losses on commercial and industrial loans of $67,287 and net recoveries on agricultural loans of $13,685. This compares to net loan losses for 2003 that consisted of net losses on real estate loans of $974,446, net losses on loans to individuals of $264,639, net losses on commercial and industrial loans of $370,489 and net losses on agricultural loans of $271,693. The allowance for loan and lease losses at the end of 2004 was $3.49 million, or 1.36% of outstanding loans and leases, as compared to $3.45 million or 1.51% of outstanding loans and leases and $3.81 million or 1.63% of outstanding loans and leases in 2003 and 2002, respectively. Net loans charged-off amounted to 0.26% of average total loans outstanding in 2004, 0.81% in 2003 and 0.40% in 2002. Reference is made to Note C to the Consolidated Financial Statements for further detail regarding charge-offs and recoveries by category.

The allowance for loan losses was 6.83 times the balance of nonaccrual loans at the end of 2004, 1.43 in 2003 and 0.53 in 2002. Nonaccrual loans decreased $1.90 million to $511,098 from December 31, 2003 to December 31, 2004. The decrease in nonaccrual loans during 2004 resulted primarily from a decrease in commercial real estate loans that were classified as nonaccrual. This change from nonaccrual status resulted from pay-offs of some loans and the foreclosure on the real estate securing others that led to the loan balance being transferred to other real estate owned. Nonaccrual loans decreased $4.83 million from December 31, 2002 to December 31, 2003. The large nonaccrual loan balance in 2002 was principally related to two credit lines of the Bank. The largest line placed on non-accrual status was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status in the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan was guaranteed by the United States Department of Agriculture. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. This foreclosure led to the large increase in other real estate owned at December 31, 2003 as compared to December 31, 2002. Management had estimated the credit exposure on the remaining loan balance at June 30, 2003 and each subsequent quarter and included the exposure in its allowance for loan losses calculation quarterly. The remaining loan balance was charged off in the first quarter of 2004. The second large line placed on nonaccrual status consists primarily of commercial real estate and land development loans. This line was placed on nonaccrual status during the fourth quarter of 2002 and resulted in much of the charged-off real estate loans in 2003. The provision for loan losses exceeded the net loan charge-offs by $40,814 in 2004. Net charged-off loans exceeded the provision for loan losses by $360,949 in 2003. The provision for loan losses exceeded net loan charge-offs by $722,039 in 2002. Management believes that the allowance for possible loan losses as of December 31, 2004 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	2004	2003	2002	2001	2000

	(amounts in thousands of dollars)
Allowance applicable to :
Construction and land development	$177	$111	$559	$16	$4
Commercial loans	456	454	581	669	607
Agriculture loans	188	177	88	142	46
Real estate-farmland	203	160	109	195	110
Real estate-residential	804	613	470	425	139
Real estate-nonresidential
nonfarm	1,080	1,229	766	281	312
Individual loans	558	699	1,221	1,342	1,666
Other loans	23	6	16	18	0

	$3,489	$3,449	$3,810	$3,088	$2,884
	=======	=======	=======	=======	=======
Percentages of loans by
category to total loans:
Construction and land development	2.81%	3.44%	4.67%	4.24%	2.15%
Commercial loans	7.74%	9.54%	8.99%	9.15%	11.22%
Agriculture loans	2.85%	3.07%	3.37%	3.93%	3.75%
Real estate-farmland	8.53%	8.52%	10.28%	11.21%	11.61%
Real estate-residential	29.25%	26.52%	25.47%	24.99%	25.97%
Real estate-nonresidential
nonfarm	38.60%	36.86%	33.73%	29.03%	23.85%
Individual loans	9.07%	10.53%	11.49%	14.83%	17.65%
Other loans	1.15%	1.52%	2.00%	2.62%	3.80%

	100.00%	100.00%	100.00%	100.00%	100.00%
	=======	=======	=======	=======	=======

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

From December 31, 2003 to December 31, 2004, nonaccruing loans decreased by 78.8% to $0.5 million following a decrease of 66.7% at year-end 2003 as compared to year-end 2002. The decreases in 2004 and 2003 were primarily a result of the items discussed previously under the section titled "Summary of Loan Loss Experience." There were approximately $59,000 in restructured loans that were in compliance with the modified terms at year-end 2004. There were approximately $62,000 in loans restructured and in compliance with the modified terms at year-end 2003. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $3,198,000 at December 31, 2004, for a decrease of 26.1% from $4,329,000 at December 31, 2003. The decrease in other real estate owned during 2004 was primarily the result of the sale of several properties held by the Bank during the year. The large balance in other real estate owned in 2004 and 2003 was primarily related to the foreclosure on certain real estate involving the USDA guaranteed loan discussed previously. Management anticipates that other real estate owned will continue at higher than historical levels until this property is sold.

Loans past due ninety days or more and accruing interest totaled $305,066 as of December 31, 2004, for an increase of $57,092, or 23.0% as compared to the same period of 2003. Loans past due ninety days or more totaled $247,974 as of December 31, 2003, for a decrease of 37.2% over the same period of 2002. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan and lease losses.

The following table summarizes the company's non-performing assets, loans past due ninety days or more and restructured loans.

	December 31,
	2004	2003	2002	2001	2000

	(in thousands of dollars)
Nonaccrual loans	$511	$2,410	$7,237	$2,166	$1,116
Troubled debt restructurings	59	62	464	0	0
Other real estate owned	3,198	4,329	1,129	296	263
Loans past due ninety days or
more as to interest or
principal payment	305	248	395	402	378

The amount of interest income actually recognized on the nonaccrual loans above during 2004, 2003 and 2002, was $10,492, $96,324, and $227,489 respectively. The additional amount of interest income that would have been recorded during 2004, 2003 and 2002, if the above amounts had been current in accordance with their original terms was $41,586, $219,738, and $280,896, respectively.

Loans that are classified as "substandard" or worse by the Bank represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of December 31, 2004, there were approximately $8,990,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $11,144,000 in loans that were classified as "substandard" or worse and accruing interest as of December 31, 2003. As of December 31, 2004, management was not aware of any specifically identified loans, other than those included in the categories discussed above that represent significant potential problems or that management has serious doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank maintain adequate audit standards, exercise appropriate internal controls and conduct regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. The section of this report entitled - "Critical Accounting Policies" as well as Note A of the Notes to Consolidated Financial Statements contains more information pertaining to the Corporation's allowance for loan and lease losses.

SECURITIES

The securities portfolio consists primarily of U.S. Treasury obligations, U.S. government agency securities, marketable bonds of states, counties and municipalities, and highly rated corporate bonds. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of securities at the dates indicated:

	December 31,

	2004	2003	2002

	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$98	$100	$101
U.S. Government Agencies	55,273	68,028	52,442
Obligations of states and
political subdivisions	66,899	65,662	28,810
Other debt securities	14,194	25,797	31,073
Other securities	1,810	2,066	3,419

Total securities	$138,274	$161,653	$115,845
	=========	=========	=========

Note: Other securities in the above table includes stock of government agencies, stock of corporations, and mutual funds. The Corporation does not have any securities classified as held-to-maturity.

(remainder of page intentionally left blank)

The following table sets forth the maturities of securities at December 31, 2004 and the average yields of such securities (calculated on the basis of the amortized cost and effective yields).
	U.S. Treasuries	State and
	and Government	Political	Other
	Agencies	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Within one year:
Amount	$4,680	$3,118	$5,503	$13,301
Yield	5.75%	5.67%	6.80%	6.17%

After one but within
five years:
Amount	$48,829	$16,091	$8,012	$72,932
Yield	3.01%	5.42%	5.00%	3.76%

After five but within
ten years:
Amount	$1,698	$43,229	$520	$45,447
Yield	3.85%	4.85%	6.35%	4.83%

After ten years:
Amount	$535	$3,804	$0	$4,339
Yield	3.47%	5.45%	0.00%	5.21%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis. The maturity date used in the above table for amortizing securities (e.g. mortgage-backed securities) is the average maturity date.

Total average securities increased by $19.9 million or 15.2% to $150.1 million during 2004 as compared to $130.2 million for 2003. Average non-taxable investment securities increased by $27.7 million or 67.0% while average taxable investment securities decreased by $7.8 million or 8.8% to account for the overall increase in average investments. The total securities portfolio decreased $23.4 million or 14.7% to $136.5 million at the end of 2004 as compared to $159.9 million at the end of 2003. The large decrease in the total securities portfolio in 2004 resulted primarily from the higher loan growth than deposit growth experienced in 2004 as maturing investments and sales of investments were used to fund loan growth.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $18.9 million or 5.3% to $373.4 million in 2004 by $30.2 million or 9.3% to $354.6 million in 2003, and by $24.3 million or 8.1% to $324.4 million in 2002. Most of the deposit growth experienced by the Corporation in 2004 was in accounts that are interest sensitive, especially time deposits. Average time deposits increased $15.3 million in 2004 as compared to 2003. In 2003 and 2002, most of the growth in deposits was in savings deposits. Average savings deposits increased $26.6 million in 2003 and $45.3 million in 2002.

The average amount of deposits for the periods indicated is summarized in the following table:

	For year ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$47,406	0.00%	$43,864	0.00%	$41,612	0.00%

Interest bearing
demand deposits	33,489	0.97%	27,845	0.97%	25,350	1.45%
Savings deposits	102,601	1.29%	108,192	1.46%	81,544	2.34%
Time deposits of
$100,000 or more	95,843	2.62%	77,566	3.03%	70,573	3.90%
Other time deposits	94,104	2.35%	97,125	2.56%	105,357	3.64%
Total interest bearing
deposits	326,037	1.95%	310,728	2.15%	282,824	3.13%

Total deposits	$373,443		$354,592		$324,436
	======		======		======

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2004, are summarized as follows (in thousands of dollars):

3 months or less	$42,318
Over 3 months through 6 months	16,944
Over 6 months through 12 months	9,913
Over 1 year	36,226
Total	$105,401
========

Other funds were invested in other earning assets such as federal funds at minimum levels necessary for operating needs and to maintain adequate liquidity. A significant amount of the Corporation's deposits are time deposits greater than $100,000. A significant percentage of these time deposits mature within one year. If the Corporation is unable to retain these deposits at their maturity it may be required to find alternate sources of funds to fund any future loan growth, which may be more costly than these deposits and may as such negatively affect the Corporation's net interest margin.

OFF BALANCE SHEET ARRANGEMENTS

Neither the Corporation nor the Bank have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments of structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The following table summarizes the Bank's involvement in financial instruments with off-balance-sheet risk as of December 31:

	Amount
	2004	2003	2002
Commitments to extend credit	$41,843,249	$32,337,720	$26,687,814
Standby letters of credit	1,320,505	1,696,848	661,261
Mortgage loans sold with repurchase
requirements outstanding	6,433,876	7,749,111	6,681,155

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $13.3 million at December 31, 2004, representing 9.8% of the investment securities portfolio, a decrease from the 10.7% level of 2003. Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold, and maturing loans provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with several of its correspondent banks. These lines may be drawn upon if the bank has short-term liquidity needs. As of December 31, 2004, the Bank had $25 million available under these lines. At December 31, 2004, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2004 equaled $294,000 at an average interest rate of 1.71%, for 2003 the average daily federal funds purchased equaled $22,000 at an average interest rate of 1.49%. The Bank purchased no federal funds during 2002.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2004, the Bank had total borrowings of $4,335,364 and had approximately $30,218,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

On December 21, 2004, the Board of Directors of the Corporation approved a plan authorizing the management of the company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. Management does not anticipate that this plan will reduce liquidity to unacceptable levels.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits, especially those over $100,000, are much more interest-sensitive than are savings accounts. For its repricing gap analysis, the Bank classifies fifty percent of money market accounts as repricing in 4 to 12 months, with the remaining fifty percent classified as repricing in over one year but through three years. Regular savings and NOW accounts are classified by the Bank as sixty percent repricing over one year through three years, twenty percent repricing over 3 years through 5 years, and the remaining twenty percent repricing over 5 years. At December 31, 2004 the Corporation had a total of $42.3 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature in generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations summarized in the table below.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$4,335,364	$239,213	$456,559	$860,564	$2,779,028
Operating Lease Obligations	85,300	27,600	19,200	12,000	26,500
Total	$4,420,664	$266,813	$475,759	$872,564	$2,805,528
	=======	=======	=======	=======	=======

Interest rate sensitivity gaps by maturities are summarized below. Matured time deposits are included as time deposits maturing in 0-30 days in the following table.
December 31, 2004			91-365	+1 - 3	+3 - 5	Over 5
$ in thousands	0-30 days	31-90 days	days	years	years	years	Total

Interest-sensitive assets:
Loans and leases	59,910	21,788	70,001	75,197	23,772	4,570	255,238
Taxable securities	2,090	3,991	5,621	46,638	8,713	2,361	69,414
Nontaxable securities	125	791	2,202	7,312	8,779	47,033	66,242
Federal funds sold	7,182	-	-	-	-	-	7,182

Total	$69,307	$26,570	$77,824	$129,147	$41,264	$53,964	$398,076

Interest-sensitive liabilities:
Demand deposits	-	-	-	20,239	6,746	6,746	33,731
Savings	-	-	30,063	47,701	5,879	5,879	89,522
Time	43,217	33,987	56,558	50,700	19,840	-	204,302
Federal funds purchased	-	-	-	-	-	-	-
Other borrowed funds	20	40	180	457	860	2,778	4,335

Total	43,237	34,027	86,801	119,097	33,325	15,403	331,890

Interest sensitivity gap	$26,070	$(7,457)	$(8,977)	$10,050	$7,939	$38,561	$66,186
Cumulative gap	$26,070	$18,613	$9,636	$19,686	$27,625	$66,186	$66,186
Cumulative RSA/RSL	1.603	1.241	1.059	1.070	1.087	1.199	1.199
Ratio of cumulative gap
to earning assets	6.55%	4.68%	2.42%	4.95%	6.94%	16.63%	16.63%

As seen in the table above, the Corporation is in a slightly positive cumulative gap position in the one year or less interval, indicating that it has more rate sensitive assets which will reprice within one year than it has rate sensitive liabilities that will reprice within one year. This normally indicates that the Corporation would be in position to reprice its rate-sensitive assets (loans and investments) more quickly than it would its rate-sensitive liabilities (deposits). During periods of increasing interest rates the negative gap would theoretically work to the Corporation's advantage, widening the net interest spread between assets and liabilities, if the Corporation was able to increase the interest rate earned on assets at the same level as it increased the interest rates paid on its liabilities. To the contrary, however, during periods of rising rates the negative gap would be to the Corporation's disadvantage, with the net interest spread shrinking. Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments. A negative gap position would essentially reverse the effects of rising and falling rates.

It is management's objective to minimize this gap through the asset/liability management process. The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind. The gap table is updated at least monthly or more often if considered necessary. Asset/Liability management limits the ratio of rate sensitive assets to rate sensitive liabilities that mature or reprice in one year or less to not less than 0.70 and not more than 1.20. At December 31, 2004, the RSA/RSL was 1.03 at the one year or less level, a slightly positive gap position. If the RSA/RSL ratio is outside this parameter, management will take action to review asset and liability mixes, maturities, yields, and costs, review objectives and strategies, and determine if changes are needed.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 5.4% in 2004 and 8.7% in 2003. The corresponding percentage increase in average equity amounted to 2.3% in 2004 and 5.3% in 2003.

The Corporation's equity capital was $45,960,929 at December 31, 2004 as compared to $46,079,832 at December 31, 2003, for a decrease of 0.3% over the period. The decrease in equity capital was primarily due to a $1,493,853 decrease in the unrealized gain on investment securities. The Corporation's equity-to-average asset ratio (net of unrealized gain/loss on investment securities) was 10.7% in 2004, as compared to 10.7% for 2003. Management believes that the Corporation's 2004 earnings were sufficient to keep pace with its growth in total assets. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 51.0% in 2004, 54.2% in 2003, and 66.4% in 2002.

As of December 31, 2004, the authorized number of common shares was 10 million shares, with 1,627,460 shares issued and outstanding.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies.

Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31, 2004, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and First National's ratios are illustrated in Note L to the Consolidated Financial Statements.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. As of December 31, 2004, a -200 basis point rate shock was forecast to decrease net interest income an estimated $754,000, or 5.3%, over the next twelve months, as compared to rates remaining stable. This is within the Bank's Asset/Liability policy limit of -7.0%. In addition, the -200 basis point rate shock is estimated to decrease the current present value of the Bank's equity by 0.6%, well within the policy limits of -25%. Also, a +200 basis point rate shock is estimated to increase net interest income approximately $450,000, or 3.2%, and would decrease the current present value of the Bank's equity by 2.1%, both within policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2004.

Expected Maturity Date for year ending December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$11,178	$2,567	$2,053	$2,700	$3,873	$34,917	$57,288	$56,968
Average interest rate	5.64%	5.37%	5.96%	5.63%	5.91%	5.74%	5.72%

Fixed rate	$85,907	$31,827	$41,185	$14,810	$17,787	$6,419	197,935	197,896
Average interest rate	7.04%	7.28%	7.35%	7.04%	6.33%	7.06%	7.08%

Securities	14,920	22,939	31,274	11,777	5,715	49,394	136,019	136,466
Average interest rate	5.87%	3.37%	3.65%	4.11%	4.41%	4.97%	4.40%

Federal funds sold	7,182						7,182	7,182
Average interest rate	2.06%						2.06%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	124,434	233	-	-	-	-	124,667	116,637
Average interest rate	1.21%	2.47%					1.21%

Fixed rate	130,665	43,468	8,230	9,732	10,098	30	202,223	202,416
Average interest rate	2.30%	3.08%	4.34%	3.73%	4.29%	4.40%	2.72%

Long-term borrowings	240	222	235	248	612	2,778	4,335	4,492
Average interest rate	5.70%	5.57%	5.58%	5.59%	4.90%	5.20%	5.25%

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
        Fax (931) 433-9290                                                                                                                                                                            Fax (931)-363-5222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Putman & Hancock

Fayetteville, Tennessee
February 11, 2005

Members: American Institute and Tennessee Society of Certified Public Accountants

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

ASSETS
	2004	2003

Cash and due from banks	$9,599,559	$10,704,103
Federal funds sold	7,182,000	400,000

Total cash and cash equivalents	16,781,559	11,104,103

Interest bearing balances with banks	211,105	200,000
Securities available for sale	136,464,481	159,906,718

Loans
Loans net of unearned income	255,823,521	228,303,368
Allowance for loan losses	(3,489,490)	(3,448,676)

Total net loans	252,334,031	224,854,692

Bank premises and equipment	9,525,521	10,104,664
Accrued interest receivable	3,630,896	3,652,339
Other real estate owned	3,198,343	4,328,985
Prepayments and other assets	4,783,249	4,276,155

TOTAL ASSETS	$426,929,185	$418,427,656
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$48,272,937	$50,567,097
Interest bearing	325,127,731	312,023,709

Total deposits	373,400,668	362,590,806

Other borrowed funds	4,335,364	4,639,973
Federal funds purchased	-	2,217,000
Accrued taxes	290,890	234,268
Accrued interest on deposits	1,245,115	1,003,800
Other liabilities	1,696,219	1,661,977

TOTAL LIABILITIES	380,968,256	372,347,824

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,627,460 and 1,651,195 shares issued and outstanding, respectively	1,627,460	1,651,195
Capital surplus	3,664,270	4,876,685
Retained earnings	40,376,141	37,765,041
Accumulated other comprehensive income, net	293,058	1,786,911

TOTAL STOCKHOLDERS' EQUITY	45,960,929	46,079,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,929,185	$418,427,656
	=========	=========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

INTEREST INCOME
Loans, including fees	$17,507,246	$17,847,891	$18,685,655
Securities:
Taxable	3,209,022	3,857,918	4,775,570
Non-taxable	2,411,813	1,579,007	1,055,918
Federal funds sold	89,033	108,853	147,289

Total Interest Income	23,217,114	23,393,669	24,664,432

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	324,768	269,613	368,133
Money market deposit accounts	1,028,371	1,278,482	1,421,559
Other savings deposits	297,637	297,524	448,744
Time certificates of deposit of $100,000 or more	2,508,857	2,348,755	2,754,721
All other time deposits	2,188,103	2,490,445	3,830,776
Borrowed funds	241,210	196,595	138,435

Total Interest Expense	6,588,946	6,881,414	8,962,368

NET INTEREST INCOME	16,628,168	16,512,255	15,702,064

Provision for loan losses	664,320	1,520,318	1,614,345

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	15,963,848	14,991,937	14,087,719

OTHER INCOME
Service charges on deposit accounts	2,147,855	2,166,788	2,144,233
Commissions and fees	510,010	493,553	460,332
Other service charges and fees	273,848	261,685	209,502
Security gains, net	188,480	227,739	260,201
Gains (losses) on sale of other assets, net	(199,905)	148,746	(51,948)
Dividends	94,016	81,541	97,325
Mortgage banking fees	476,145	789,150	491,686

Total Other Income	3,490,449	4,169,202	3,611,331

OTHER EXPENSES
Salaries and employee benefits	6,901,879	6,727,978	6,375,617
Occupancy expense, net	1,183,785	1,182,152	1,140,370
Furniture and equipment expense	898,087	871,403	1,078,718
Advertising and public relations	605,379	536,070	551,669
Other operating expenses	2,532,116	2,628,330	2,612,653

Total Other Expenses	12,121,246	11,945,933	11,759,027

Income before income taxes	7,333,051	7,215,206	5,940,023
Applicable income taxes	2,005,482	2,205,371	1,873,758

NET INCOME	$5,327,569	$5,009,835	$4,066,265
	=========	=========	=========
Earnings per common share:
Basic	$3.24	$3.05	$2.49
	=========	=========	=========
Diluted	$3.22	$3.03	$2.47
	=========	=========	=========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,327,569	$5,009,835	$4,066,265
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	664,320	1,520,318	1,614,345
Depreciation	917,380	927,807	1,099,330
Amortization and accretion of investment securities, net	531,844	610,906	394,499
Deferred income tax expense	(129,152)	166,331	(232,489)
(Gain) loss on sale of other assets	199,905	(148,746)	51,948
Security gains, net	(188,480)	(227,739)	(260,201)
Loans originated for sale	(17,880,476)	(27,666,250)	(17,971,329)
Proceeds from sale of loans	18,081,526	27,683,850	18,382,429
Decrease in interest receivable	21,443	103,623	344,112
(Increase) decrease in prepayments and other assets	207,221	(544,192)	(411,465)
Increase (decrease) in accrued interest on deposits	241,315	112,306	(565,104)
Increase (decrease) in accrued taxes	56,622	(135,550)	369,818
Increase (decrease) in other liabilities	255,554	124,441	(975,344)

Cash Provided by Operating Activities, net	8,306,591	7,536,940	5,906,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(47,842,922)	(125,895,514)	(50,923,959)
Proceeds from sales of securities available for sale	11,259,666	5,563,244	5,724,410
Proceeds from maturities of securities available for sale	57,381,800	73,533,346	47,724,725
Increase in interest bearing balances with banks	(11,105)	(200,000)	-
Net increase in loans	(28,374,494)	(146,596)	(26,825,851)
Capital expenditures	(343,471)	(784,169)	(315,052)
Proceeds from sale of other assets	965,757	192,588	329,582

Cash Used by Investing Activities, net	(6,964,769)	(47,737,101)	(24,286,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	1,400,000	2,346,000
Borrowings repaid	(304,609)	(322,243)	(239,399)
Federal funds purchased (repaid)	(2,217,000)	2,217,000	-
Net increase in deposits	10,809,862	31,343,058	14,613,711
Cash dividends paid	(2,716,469)	(2,716,699)	(2,699,298)
Proceeds from issuance of common stock	178,229	356,841	585,478
Common stock repurchased	(1,414,379)	(127,047)	(502,865)

Cash Provided by Financing Activities, net	4,335,634	32,150,910	14,103,627

INCREASE (DECREASE) IN CASH, net	5,677,456	(8,049,251)	(4,275,704)
CASH AND CASH EQUIVALENTS, beginning of year	11,104,103	19,153,354	23,429,058

CASH AND CASH EQUIVALENTS, end of year	$16,781,559	$11,104,103	$19,153,354
	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total

Balance at December 31, 2001	1,632,774	$1,632,774	$4,582,699	$34,104,938	$1,414,799	$41,735,210

Comprehensive income:
Net income	-	-	-	4,066,265	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	989,192	-

Less reclassification
adjustment, net of income
tax of $88,468	-	-	-	-	(171,733)	-

Comprehensive income	-	-	-	-	-	4,883,724

Cash dividends paid $1.57
per share	-	-	-	(2,699,298)	-	(2,699,298)

Common stock issued	19,325	19,325	566,153	-	-	585,478

Common stock repurchased	(10,063)	(10,063)	(492,802)	-	-	(502,865)

Balance at December 31, 2002	1,642,036	1,642,036	4,656,050	35,471,905	2,232,258	44,002,249

Comprehensive income:
Net income	-	-	-	5,009,835	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(295,039)	-

Less reclassification
adjustment, net of income
tax of $77,431	-	-	-	-	(150,308)	-

Comprehensive income	-	-	-	-	-	4,564,488

Cash dividends paid $1.65
per share	-	-	-	(2,716,699)	-	(2,716,699)

Common stock issued	11,738	11,738	345,103	-	-	356,841

Common stock repurchased	(2,579)	(2,579)	(124,468)	-	-	(127,047)

Balance at December 31, 2003	1,651,195	1,651,195	4,876,685	37,765,041	1,786,911	46,079,832

Comprehensive income:
Net income	-	-	-	5,327,569	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,369,456)	-

Less reclassification
adjustment, net of income
tax of $64,083	-	-	-	-	(124,397)	-

Comprehensive income	-	-	-	-	-	3,833,716

Cash dividends paid $1.65
per share	-	-	-	(2,716,469)	-	(2,716,469)

Common stock issued	6,063	6,063	172,166	-	-	178,229

Common stock repurchased	(29,798)	(29,798)	(1,384,581)	-	-	(1,414,379)

Balance at December 31, 2004	1,627,460	$1,627,460	$3,664,270	$40,376,141	$293,058	$45,960,929
	=======	========	========	=========	============	==========

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

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the 2004 presentation. These reclassifications are immaterial and had no effect on net income.

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

Cash and Due From Banks
Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances from the Federal Reserve Bank and other banks. The average amount of those reserve requirements was approximately $5,501,000 and $4,389,000 for the years ended December 31, 2004 and 2003. From time to time throughout the year, the balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.

Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $6,348,255, $6,770,233 and $9,529,853 and income taxes paid of $2,125,000, $2,315,412, and $1,975,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Mortgage Banking
The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2004 and 2003, totaling $502,850 and $703,900, respectively.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment. No interest was capitalized in 2004, 2003 or 2002.

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

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Corporation has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note A - Summary of Significant Accounting Policies - (Continued)

Stock-Based Compensation (Continued)
	2004	2003	2002

Net income as reported	$5,327,569	$5,009,835	$4,066,265
Deduct: Stock based compensation expense
determined under fair value based method	-	12,814	17,490

	$5,327,569	$4,997,021	$4,048,775
	===========	===========	===========
Basic earnings per share as reported	$3.24	$3.05	$2.49
Pro-forma basic earnings per share	3.24	3.04	2.48

Diluted earnings per share as reported	3.22	3.03	2.47
Pro-forma diluted earnings per share	3.22	3.02	2.46

Using the Black-Scholes option-pricing model, the estimated weighted-average fair value assumptions of options granted during 2004, 2003, and 2002 are as follows:

	2004	2003	2002

Weighted Average Fair Value Assumptions:
Expected dividend yield	4.4%	4.4%	5.3%
Expected volatility	12.0%	12.0%	12.0%
Risk-free interest rates	3.7%	3.9%	4.5%
Expected lives	2 years	2 years	2 years

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Segments Reporting
Segments are strategic business units that offer different products and services and are managed separately. At December 31, 2004, the Corporation and the Bank did not have any identified segments.

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

Effect of New Accounting Pronouncements
In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a corporation's consolidated financial statements. A corporation that holds variable interests in an entity will need to consolidate the entity if the corporation's interest in the VIE is such that the corporation will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. Management does not expect the requirements of FIN 46 to have any impact on the Corporation's results of operations, financial position, or liquidity.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. This SOP provides that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or "carried over" in the initial accounting for loans acquired. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Effect of New Accounting Pronouncements - (Continued)

not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

In March 2004, the FASB Emerging Issue Task Force (EITF) released Issue No. 03-1. The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Instruments which described the criteria to determine whether impairment of an investment was other-than-temporary and was effective for reporting periods beginning after June 15, 2004. Generally, impairment shall be deemed other-than-temporary unless positive evidence indicating that the investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. FASB is in the process of proposing implementation guidance which is expected to discuss debt securities that have decline in fair value below cost due to increases in interest rates. Since the Corporation has significant balances of debt and mortgage-backed securities, it is possible that future increases in interest rates may effect the Corporation's financial position and results of operations. However, management has the intent and ability to hold debt and mortgage-backed securities until maturity or a recovery in fair value.

Effect of Recently-Issued Standards That Are Not Yet Adopted
SFAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date will result in additional compensation expense. There will be no significant effect on financial position as total equity will not change.

SFAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

The effect of these other new standards on the Corporation's financial position and results of operations is not expected to be material upon and after adoption.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
2004	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury securities	$100,000	$-	$1,750	$98,250
U.S. Government agencies	53,742,655	74,849	519,968	53,297,536
Obligations of states and
political subdivisions	66,242,481	991,616	334,945	66,899,152
Mortgage-backed securities	1,900,096	75,196	-	1,975,292
Other debt securities	14,034,222	197,860	37,831	14,194,251
	$136,019,454	$1,339,521	$894,494	$136,464,481
	=========	========	========	=========
2003
Available for Sale
U.S. Treasury securities	$100,000	$-	$-	$100,000
U.S. Government agencies	62,519,505	571,985	152,362	62,939,128
Obligations of states and
political subdivisions	64,510,356	1,400,053	248,501	65,661,908
Mortgage-backed securities	4,886,766	202,445	-	5,089,211
Other debt securities	24,751,602	1,059,278	13,940	25,796,940
Other securities	393,132	-	73,601	319,531
	$157,161,361	$3,233,761	$488,404	$159,906,718
	=========	========	========	=========
The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity (or average maturity for amortizing mortgage-backed securities) at December 31, 2004:
	Cost	Fair Value
Due in one year or less	$13,301,417	$13,417,463
Due after one year through five years	72,932,764	73,108,647
Due after five years through ten years	45,446,497	45,584,816
Due after ten years	4,338,776	4,353,555
TOTAL	$136,019,454	$136,464,481
	=========	=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Securities - (Continued)

Net gains realized from securities transactions for 2004, 2003 and 2002 were:
		Book	Gross Realized		Net
2004	Proceeds	Value	Gains	Losses	Realized
Securities sold	$11,259,666	$11,071,186	$297,993	$109,513	$188,480
Securities matured or redeemed	57,381,800	57,381,800	-	-	-
	$68,641,466	$68,452,986	$297,993	$109,513	$188,480
	=========	=========	=========	========	=========
2003
Securities sold	$5,563,244	$5,335,505	$227,739	$-	$227,739
Securities matured or redeemed	73,533,346	73,533,346	-	-	-
	$79,096,590	$78,868,851	$227,739	$-	$227,739
	=========	=========	=========	========	=========
2002
Securities sold	$5,724,410	$5,500,000	$224,410	$-	$224,410
Securities matured or redeemed	47,724,724	47,688,933	35,791	-	35,791
	$53,449,134	$53,188,933	$260,201	$-	$260,201
	=========	=========	=========	========	========
Income tax expense attributable to securities transactions was $64,083, $77,431 and $88,468 for 2004, 2003 and 2002, respectively.

Securities with a carrying value of $58,677,283 and $56,352,096 at December 31, 2004 and 2003, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. government agency securities that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated stockholders' equity at December 31, 2004 or 2003.

At December 31, 2004, the Corporation had $68,413,631 of investments with $894,494 of unrealized losses on these investments. Of the investments with unrealized losses, $64,026,868 had been at a loss position for less than 12 months, with losses of $796,582 and $4,386,763 of these investments, with losses of $97,912 have been at a loss position for longer than 12 months. The Corporation believes that these securities are only temporarily impaired and that the full principal will be collected as anticipated. Of the total, $43,807,883, or 64%, is guaranteed by the U.S. Government or its agencies. As of December 31, 2004, $21,952,425 or 32% are obligations of states and political subdivisions. All of the obligations of states and political subdivisions are investment grade securities. The primary cause for unrealized losses within the portfolio is the impact movements in market rates have had in comparison to the underlying yields on these securities. The following table summarizes the Corporation's investments which were at an unrealized loss position as of December 31, 2004:
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government	$98,250	$1,750	$-	$-	$98,250	$1,750
Obligations of U.S. Government
Agencies	42,724,333	505,268	985,300	14,700	43,709,633	519,968
Obligations of States and
Political Subdivisions	19,076,362	264,447	2,876,063	70,498	21,952,425	334,945
Corporate Bonds	2,127,923	25,117	525,400	12,714	2,653,323	37,831

Total Temporarily Impaired
Securities	$64,026,868	$796,582	$4,386,763	$97,912	$68,413,631	$894,494
	======	=====	======	=====	=======	======

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

The following is a summary of loans at December 31:

	2004	2003
Construction and land development	$7,210,903	$7,859,110
Commercial and industrial	19,814,571	21,803,243
Agricultural	7,298,058	7,014,272
Real estate loans secured by:
Farmland	21,845,038	19,462,317
Residential property	74,912,710	60,618,473
Nonresidential, nonfarm	98,861,998	84,236,112
Loans to individuals	23,227,656	24,076,726
Other loans	2,934,855	3,473,424
	256,105,789	228,543,677
Unearned income	(282,268)	(240,309)
TOTAL	$255,823,521	$228,303,368
	=========	=========
At December 31, 2004, 2003 and 2002, impaired loans totaled $511,098, $2,409,729, and $7,236,654, respectively. The amount of interest income actually recognized on these loans during 2004, 2003 and 2002, was $10,942, $96,324, and $227,489, respectively. The additional amount of interest income that would have been recorded during 2004, 2003 and 2002, if the above amounts had been current in accordance with their original terms was $41,586, 219,738, and $280,896, respectively.

As of December 31, 2004, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

	Recorded	Valuation
	Investment	Allowance
Impaired Loans-
Valuation allowance required	$114,201	$34,058
No valuation allowance required	396,897	-

Total Impaired Loans	$511,098	$34,058
	=======	=======

The valuation allowance is included in the allowance for loan losses on the balance sheet.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Loans and Allowance for Loan Losses (Continued)

The average recorded investments in impaired loans for the years 2004, 2003 and 2002 were $1,663,104, $3,924,287 and $4,831,765, respectively. At December 31, 2004, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $305,066, $247,974, and $394,898 at December 31, 2004, 2003 and 2002, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 2004 and 2003:

	2004	2003
Balance at beginning of year	$1,733,070	$1,961,967
Additions	1,800,887	1,847,582
Repayments	(1,951,471)	(2,001,779)
No longer related	(341,443)	(74,700)
Balance at end of year	$1,241,043	$1,733,070
	==========	=========

Transactions in the allowance for loan losses were as follows:
	2004	2003	2002
Balance at beginning of year	$3,448,676	$3,809,625	$3,087,586
Less-Charge-offs:
Real estate -
Residential	50,040	44,791	117,487
Agricultural	19,083	35,580	2,120
Other	392,641	911,817	71,454
Commercial	155,350	433,389	334,751
Agricultural	8,280	285,937	84,665
Individuals	371,808	525,106	611,903
	997,202	2,236,620	1,222,380
Add-Recoveries:
Real estate -
Residential	22,786	3,758	4,170
Agricultural	21,618	-	2,400
Other	32,823	13,984	19,416
Commercial	88,063	62,900	46,402
Agricultural	21,465	14,244	13,008
Individuals	186,441	260,467	244,678
Other	500	-	-
	373,696	355,353	330,074
Net Charge-offs	623,506	1,881,267	892,306

Add-Provision charged to operations	664,320	1,520,318	1,614,345
Balance at end of year	$3,489,490	$3,448,676	$3,809,625
	=======	========	========
Ratio of net charge-offs to average
loans outstanding during the year	0.26%	0.81%	0.40%
	=======	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

		Accumulated
		Depreciation &	Carrying
2004	Cost	Amortization	Amount
Land	$1,606,599	$-	$1,606,599
Buildings	11,864,137	5,104,743	6,759,394
Furniture and equipment	6,143,100	5,002,688	1,140,412
Leasehold improvements	54,959	35,843	19,116
TOTAL	$19,668,795	$10,143,274	$9,525,521
	=========	=========	=========
2003
Land	$1,602,757	$-	$1,602,757
Buildings	11,863,063	4,765,916	7,097,147
Furniture and equipment	6,091,728	4,708,487	1,383,241
Leasehold improvements	54,959	33,440	21,519
TOTAL	$19,612,507	$9,507,843	$10,104,664
	=========	=========	=========

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

	Annual		Annual
Year	Commitments	Year	Commitments
2005	$27,600	2008	$6,000
2006	13,200	2009	6,000
2007	6,000	2010 - 2014	26,500

Rents charged to operations under operating lease agreements for the years 2004, 2003 and 2002 were $28,140, $28,140 and $32,066, respectively.

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

	2004	2003
Prepaid expenses	$270,017	$184,554
Federal Home Loan Bank stock, at cost	1,318,100	1,264,700
Federal Reserve Bank stock, at cost	114,900	114,900
Other investments	377,351	369,446
Investment in life insurance contracts	1,313,894	1,735,447
Deferred income tax benefits	714,316	-
Deferred acquisition costs	200,562	197,236
Other	474,109	409,872
TOTAL	$4,783,249	$4,276,155
	==========	=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Deposits

The following is a summary of deposits at December 31:

	2004	2003
Noninterest bearing:	$47,573,835	$50,567,097
Interest bearing:
Demand	33,619,910	29,641,857
Savings/Money Market	89,696,432	108,213,080
Other time	97,109,761	90,558,928
Certificates of deposit $100,000 and over	105,400,730	83,609,844
TOTAL	$373,400,668	$362,590,806
	=========	=========

The aggregate maturities of time deposits at December 31, 2004, are summarized as follows:

Year
Due within 1 year	$130,719,371
Due after 1 year through 3 years	51,931,332
Due after 3 years	19,859,788
$202,510,491
=========

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2004	2003	Rates	Dates
$-	$76,023	5.95%	2004
29,256	59,194	6.70%	2005
71,703	87,123	5.95%	2008
466,162	482,796	4.46%	2009
191,237	215,496	6.25%	2011
1,994,706	2,099,129	4.09%-7.40%	2012
1,230,301	1,248,523	5.09%	2013
213,793	226,292	6.50%	2016
138,206	145,397	4.87%	2018
$4,335,364	$4,639,973
========	========

Other borrowed funds consist of Federal Home Loan Bank loans secured by a pledge of Federal Home Loan Bank stock with a par value of $1,318,100 and a blanket pledge of $5,852,741 first mortgage loans against single family, 1-4 unit residential properties.

As of December 31, 2004, aggregate debt maturities were as follows:

2005	$239,213	2009	$612,492
2006	221,935	2010-2014	2,703,548
2007	234,625	2015-2018	75,481
2008	248,070		$4,335,364
			========

At December 31, 2004, First National Bank of Pulaski had unsecured lines of credit from correspondent banks for federal fund purchases and daylight overdrafts totaling $25,000,000. No advances had been made against these lines at December 31, 2004.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:

	2004	2003	2002
Federal
Current	$1,689,441	$1,594,090	$1,746,080
Deferred tax	(129,152)	166,331	(232,489)
	1,560,289	1,760,421	1,513,591
State	445,193	444,950	360,167
Provision for Income Taxes	$2,005,482	$2,205,371	$1,873,758
	=========	=========	=========

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2004	2003	2002
Federal taxes at statutory rate	$2,493,237	$2,453,523	$2,019,608
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(775,986)	(533,692)	(369,634)
State income taxes, net of federal
income tax benefit	293,827	293,667	237,710
Dividend received deduction	-	-	(3,273)
Others, net	(5,596)	(8,127)	(10,653)
Provision for Income Taxes	$2,005,482	$2,205,371	$1,873,758
	=========	=========	=========

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$804,236	$777,681
Director benefit plans	203,765	149,070
Merger costs	6,454	9,822
Other real estate	62,374	2,662
Gross Deferred Tax Assets	1,076,829	939,235

Deferred tax liabilities:
Investment securities	28,895	38,609
Statement 115 equity adjustment	151,968	958,446
Other securities	181,650	163,494
Gross Deferred Tax Liabilities	362,513	1,160,549

Net Deferred Tax Asset (Liabilities)	$714,316	$(221,314)
	=======	=======

The Corporation has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:
	2004	2003	2002
Directors' fees and expense	$317,395	$313,155	$323,310
Stationery and supplies	194,024	224,948	266,653
Insurance	145,441	148,245	133,054
Collection and professional fees	208,650	245,563	322,842
Postage	143,653	161,869	154,278
Telephone	125,494	136,715	146,369
Other	1,397,459	1,397,835	1,266,147
	$2,532,116	$2,628,330	$2,612,653
	========	========	========

Note J - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 2004 was $5,204,181. Contributions for the current year were calculated using the base salary amount of $4,475,539. According to the plan, the bank subsidiary's contribution will not be less than 10% or no more than 15% of net income before taxes, with an overall limitation not to exceed 15% of the total salary of all the participants. The plan expense was $671,331, $672,081 and $546,112 in 2004, 2003 and 2002, respectively.

Note K - First Pulaski National Corporation (Parent Company Only) Financial Information
BALANCE SHEETS
	December 31,
ASSETS	2004	2003
Cash	$575,898	$1,972,916
Investment in subsidiaries, at equity	44,986,874	43,774,483
Other assets	599,437	485,992
TOTAL ASSETS	$46,162,209	$46,233,391

	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued expenses	$201,280	$153,560
Total Liabilities	201,280	153,560

Stockholders' Equity	45,960,929	46,079,831
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,162,209	$46,233,391
	=========	=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - First Pulaski National Corporation (Parent Company Only) Financial Information (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
INCOME
Dividends from subsidiaries	$2,716,468	$2,714,875	$2,699,298
Other dividends and interest	-	89	13,764
Other	217	1,100	2,575
	2,716,685	2,716,064	2,715,637
EXPENSES
Education	6,560	5,124	14,615
Directors' fees and expense	74,832	70,785	69,965
Stockholder's meeting	20,037	9,839	10,669
Other	46,948	34,080	32,288
	148,377	119,828	127,537
Income before applicable income taxes and equity in
undistributed earnings of subsidiaries	2,568,308	2,596,236	2,588,100
Applicable income taxes	53,017	30,423	33,223
Income before equity in undistributed earnings of
subsidiaries	2,621,325	2,626,659	2,621,323
Equity in undistributed earnings of subsidiaries	2,706,244	2,383,176	1,444,942
NET INCOME	$5,327,569	$5,009,835	$4,066,265
	=========	=========	=========

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,327,569	$5,009,835	$4,066,265
Adjustments to reconcile net income to net cash provided
by operating activitities
Equity in undistributed earnings of subsidiaries	(2,706,244)	(2,383,176)	(1,444,942)
Depreciation	2,234	2,021	985
Increase in other assets	(115,678)	(145,265)	(133,449)
Increase in other liabilities	47,720	49,897	49,181
Cash Provided by Operating Activities	2,555,601	2,533,312	2,538,040

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,716,469)	(2,716,699)	(2,699,298)
Proceeds from issuance of common stock	178,240	356,841	585,478
Common stock repurchased	(1,414,390)	(127,047)	(502,865)
Cash Used by Financing Activities	(3,952,619)	(2,486,905)	(2,616,685)

INCREASE (DECREASE) IN CASH, net	(1,397,018)	46,407	(78,645)
CASH, beginning of year	1,972,916	1,926,509	2,005,154
CASH, end of year	$575,898	$1,972,916	$1,926,509
	========	========	========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Regulatory Requirements and Restrictions

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 2004, to the Corporation was $6,532,538.

The Corporation and the Bank are subject to federal regulatory risk-adjusted capital adequacy standards. Failure to meet capital adequacy requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could have a direct material adverse effect on the consolidated financial statements of the Corporation and the Bank. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject to as of December 31, 2004.

As of December 31, 2004, the most recent notification from regulatory authorities categorized The Corporation and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.
						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars In thousands)
As of December 31, 2004
Total Capital (to risk weighted assets)
Consolidated	$ 49,157	16.67%	$ 23,590	>	8.00%	$ 29,487	>	10.00%
First National Bank	48,183	16.37	23,545	>	8.00	29,431	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	45,668	15.49	11,795	>	4.00	17,692	>	6.00
First National Bank	44,694	15.19	11,772	>	4.00	17,658	>	6.00
Tier I Capital (to average assets)
Consolidated	45,668	10.67	17,126	>	4.00	21,407	>	5.00
First National Bank	44,694	10.45	17,106	>	4.00	21,382	>	5.00

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Regulatory Requirements and Restrictions (Continued)

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars In thousands)
As of December 31, 2004
Total Capital (to risk weighted assets)
Consolidated	$ 47,669	16.71%	$ 22,825	>	8.00%	$ 28,531	>	10.00%
First National Bank	45,363	15.92	22,793	>	8.00	28,492	>	10.00
Tier I Capital (to risk weighted assets)
Consolidated	44,220	15.50	11,412	>	4.00	17,119	>	6.00
First National Bank	41,914	14.71	11,397	>	4.00	17,095	>	6.00
Tier I Capital (to average assets)
Consolidated	44,220	10.57	16,732	>	4.00	20,915	>	5.00
First National Bank	41,914	10.45	16,717	>	4.00	20,896	>	5.00

Note M- Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, non-employee directors and bank subsidiary employees may be granted options or rights to purchase shares of the Corporation's common stock.

Shares available for grants of options or rights to purchase at December 31, 2004 include 41,924 shares under the 1994 employee purchase plan and 72,500 shares under the 1997 stock option plan.

The 1997 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 27,500 shares have been granted and 10,000 shares have been exercised. These options expire 10 years from the date of grant.

The 1987 plan currently has 2,500 shares under option.

The 1994 outside directors' stock option plan permitted the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares was granted annually upon becoming a member of the Board of Directors, of which 250 shares was immediately exercisable and the remaining 250 shares were exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee was still serving as an outside director. In addition, each outside director upon first becoming a board member received an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expired ten years from the date of grant. During the prior year the Board terminated this plan. At the time of termination, 66,160 shares under the plan had not been granted.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Stock Option and Stock Purchase Plans (Continued)

The 1994 employee stock purchase plan permits the granting of rights to eligible employees of the Corporation to acquire stock. A total of 150,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

	Years of Service and

	Number of Shares
Position	Under 10 years	Over 10 years
Vice-Presidents and above	200	250
All other Officers	125	175
Non-Officers	75	125
The following is a summary of the stock option and purchase plans activity for 2004, 2003 and 2002:
	Stock Option Plans		Employee Purchase Plan
	Shares	Shares	Shares
	Available	Under	Available	Shares
	for Option	Option	f or Purchase	Purchased
Balance December 31, 2001	146,910	44,174	63,281	-

Granted	(6,000)	6,000	(13,720)	13,720
Exercised	-	(5,138)	-	(13,720)
Forfeited/expired	250	(250)	-	-
Balance December 31, 2002	141,160	44,786	49,561	-

Granted	(10,000)	10,000	(3,519)	3,519
Exercised	-	(11,022)	-	(3,519)
Plan terminated	(66,160)	-	-	-
Balance December 31, 2003	65,000	43,764	46,042	-

Granted	-	-	(4,118)	4,118
Exercised	-	(6,063)	-	(4,118)
Forfeited/expired	7,500	(7,500)	-	-
Balance December 31, 2004	72,500	30,201	41,924	-
	=======	=======	=======	=======

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2004, 2003 and 2002 is $0.00 in all years.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Stock Option and Stock Purchase Plans (Continued)

The following table presents the weighted average remaining life and weighted average exercise price at December 31, 2004:
		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
	Exercise Price	Number	Exercise Price	Remaining Life	Number	Exercise Price
Employees	$27.60-$49.00	20,000	$38.33	5	15,500	$35.23
Directors	$25.60-$34.00	10,201	31.08	5	10,201	31.08

Outstanding at December 31, 2004		30,201	$35.88	5	25,701	$33.58
		=====	=====		=====	=====

Note N - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	2004	2003	2002
Numerator for basic and diluted earnings
Per share - income available to common shareholders	$5,327,569	$5,009,835	$4,066,265
	=========	=========	=========
Denominator for basic earnings per share-
weighted-average basis	1,646,422	1,644,008	1,635,777
Effect of dilutive stock options	8,993	9,935	11,172

Denominator for diluted earnings per share-
adjusted weighted-average shares	1,655,415	1,653,943	1,646,949
	=========	=========	=========
Basic earnings per share	$3.24	$3.05	$2.49
	=========	=========	=========
Diluted earnings per share	$3.22	$3.03	$2.47
	=========	=========	=========

Note O - Fair Values of Financial Instruments

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

Note O - Fair Values of Financial Instruments (Continued)

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposit liabilities: The fair values disclosed for demand deposits (e.g. non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other borrowed funds: Market quotes are used for Federal Home Loan Bank borrowings.

Commitments to extend credit and standby letters of credit: The value of the unrecognized financial instruments is based on the related fee income associated with the commitments, which is not material to the Corporation's financial statements at December 31, 2004 and 2003.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$16,993	$16,993	$11,304	$11,304
Securities	136,464	136,464	159,907	159,907
Loans	255,824	255,295	228,303	228,686
Less: allowance for loan losses	(3,489)	-	(3,449)	-

Financial liabilities:
Deposits	373,401	362,181	362,591	355,173
Other borrowed funds	4,335	4,492	4,640	4,823

Note P - Other Financial Instruments, Commitments and Contingencies

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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:
	Contract or Notional
	Amount
	2004	2003

Commitments to extend credit	$41,843,249	$32,337,720
Standby letters of credit	1,320,505	1,696,848
Mortgage loans sold with repurchase
requirements outstanding	6,433,876	7,749,111

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P - Other Financial Instruments, Commitments and Contingencies (Continued)

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

The Corporation and its subsidiaries are parties to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Corporation's consolidated financial position or results of operations.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Q - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:
	Three Months Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
2004
Interest income	$5,663	$5,754	$5,831	$5,969
Interest expense	1,598	1,583	1,654	1,754
Net interest income	4,065	4,171	4,177	4,215
Provision for loan losses	53	221	200	190
Other income	1,132	883	831	644
Other expense	3,158	3,034	2,968	2,961
Income before income tax	1,986	1,799	1,840	1,708
Income taxes	592	527	521	365
Net income	1,394	1,272	1,319	1,343

Earnings per common share	$0.84	$0.77	$0.80	$0.83
Diluted earnings per common share	0.84	0.77	0.79	0.82
Cash dividends declared per common share	0.41	0.41	0.41	0.42

2003
Interest income	$5,793	$6,016	$5,820	$5,767
Interest expense	1,763	1,698	1,716	1,704
Net interest income	4,030	4,318	4,104	4,063
Provision for loan losses	353	463	470	234
Other income	956	1,025	1,243	942
Other expense	2,926	3,016	2,990	3,014
Income before income tax	1,707	1,864	1,887	1,757
Income taxes	504	638	609	454
Net income	1,203	1,226	1,278	1,303

Earnings per common share	$0.73	$0.75	$0.78	$0.79
Diluted earnings per common share	0.73	0.74	0.77	0.79
Cash dividends declared per common share	0.41	0.41	0.41	0.42

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

There were no changes in the Company's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2005 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

Has Held
	Position	Office	Position with	Has Held This
Name	with Bank	Since	the Corporation	Position Since

Tracy Porterfield	Cashier and Chief	04/24/03	Chief Financial Officer	04/24/03
	Financial Officer		Secretary/Treasurer	03/16/04

Donald A. Haney	Senior Vice-President	01/15/04	None
and Chief Operating
Officer

Mr. Porterfield began employment with the Bank on December 14, 1992 in the Accounting Department. He has been employed by the Bank in various accounting positions and was named the Cashier on June 13, 2000 and Chief Financial Officer on April 24, 2003.

Mr. Haney began employment with the Bank on October 15, 2001 as Vice President and Director of Human Resources. Prior to serving as Vice President and Director of Human Resources for the Bank, Mr. Haney served as Human Resources Director with Magotteaux Corporation from July 1999 until October 2001. With Magotteaux, Mr. Haney was responsible for Human Resources, Purchasing and Logistics. He also worked with the Torrington Company from 1976 until 1999. He held various management positions during that time frame with the last being as Manager of Human Resources from 1988 until July 1999.

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

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2005 Annual Meeting of Shareholders.

The information required by this item with respect to the Company's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2005 Annual Meeting of Shareholders.

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table summarizes information concerning the Corporation's equity compensation plans at December 31, 2004:
	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders	30,201	$35.88	114,424(1)

Equity compensation plans not approved by shareholders	N/A	N/A	N/A
	________	________	________
Total	30,201	$35.88	114,424

(1) Includes 41,924 shares available for issuance under the Corporation's Employee Stock Purchase Plan at December 31, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal account is incorporated herein by reference to the section entitled "Fees Incurred by the Company from Putman & Hancock During 2004 and 2003" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2005 Annual Meeting of Shareholders

PART IV

Item 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements.	See Item 8

(a)(2)	Financial Statement Schedules.	See Item 8

(a)(3)	Exhibits.	See Index to Exhibits

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

                                                                                                       FIRST PULASKI NATIONAL CORPORATION

                                                                                                        By:/s/Mark A. Hayes
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

Signature	Title	Date

/s/James T. Cox James T. Cox	Chairman of the Board and Director	March 15, 2005

/s/Mark A. Hayes Mark A. Hayes	President and Director	March 15 , 2005

/s/Tracy Porterfield Tracy Porterfield	Secretary/Treasurer	March 15, 2005

/s/David E. Bagley David E. Bagley	Director	March 15, 2005

/s/Johnny Bevill Johnny Bevill	Director	March 15, 2005

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 15, 2005

/s/Wade Boggs Wade Boggs	Director	March 15, 2005

/s/James H. Butler James H. Butler	Director	March 15, 2005

/s/Greg Dugger Greg G. Dugger, DDS	Director	March 15, 2005

/s/Charles D. Haney Charles D. Haney, MD	Director	March 15, 2005

/s/James Rand Hayes James Rand Hayes	Director	March 15, 2005

/s/W. Harwell Murrey W. Harwell Murrey, MD	Director	March 15, 2005

/s/Bill Yancey Bill Yancey	Director	March 15, 2005

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

10.1  Form of First Pulaski National Corporation Incentive Stock Option Agreement (incorporated by reference to the First Pulaski National Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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