Form 10-Q
period 2005-03-31
FIRST PULASKI NATIONAL CORP
filed 2005-05-16
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2005

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

Common Stock, $1.00 par value -- 1,599,125 Shares Outstanding as of May 12, 2005.

page1

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
	March 31,	December 31,
	2005	2004

Cash and due from banks	$11,023,683	$9,599,559
Federal funds sold	9,890,000	7,182,000

Cash and cash equivalents	20,913,683	16,781,559

Interest bearing balances with banks	219,629	211,105
Securities available for sale	135,342,900	136,464,481

Loans net of unearned income	260,264,737	255,823,521
Allowance for credit losses	(3,550,884)	(3,489,490)

Total net loans	256,713,853	252,334,031

Bank premises & equipment	9,476,443	9,525,521
Accrued interest receivable	3,471,960	3,630,896
Prepayments & other assets	10,842,137	4,783,249
Other real estate	3,281,538	3,198,343

TOTAL ASSETS	$440,262,143	$426,929,185
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$53,843,892	$48,272,937
Interest bearing balances	334,519,072	325,127,731

Total deposits	388,362,964	373,400,668

Other borrowed funds	4,276,159	4,335,364
Accrued taxes	556,240	290,890
Accrued interest on deposits	1,252,738	1,245,115
Other liabilities	1,760,462	1,696,219

TOTAL LIABILITIES	396,208,563	380,968,256

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,599,831 and 1,627,460 shares issued and outstanding	1,599,831	1,627,460
Capital surplus	2,308,584	3,664,270
Retained earnings	41,048,366	40,376,141
Accumulated other comprehensive income (loss), net	(903,201)	293,058

TOTAL STOCKHOLDER'S EQUITY	44,053,580	45,960,929

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$440,262,143	$426,929,185
	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2005	2004

INTEREST INCOME:
Loans, including fees	$4,712,698	$4,217,173
Investment securities	1,181,169	1,420,692
Interest on deposits	1,195	1,635
Federal funds sold	57,844	24,146

Total interest income	5,952,906	5,663,646

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	78,658	78,171
Savings & MMDAs	264,010	357,052
Time	1,524,381	1,100,920
Borrowed funds	56,612	62,134

Total interest expense	1,923,661	1,598,277

NET INTEREST INCOME	4,029,245	4,065,369

Provision for loan losses	93,175	52,803

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,936,070	4,012,566

OTHER INCOME:
Service charges on deposit accounts	499,304	524,376
Other service charges and fees	117,530	119,269
Security gains	16,136	207,674
Dividends	27,000	25,625
Mortgage banking fees	118,496	140,310
Other	156,706	114,705

Total other income	935,172	1,131,959

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2005	2004

OTHER EXPENSES:
Salaries and employee benefits	$1,765,346	$1,796,570
Occupancy expense, net	279,698	303,621
Furniture and equipment expense	195,716	206,867
Advertising and public relations	145,207	145,080
Other operating expenses	647,225	706,429

Total other expenses	3,033,192	3,158,567

Income before taxes	1,838,050	1,985,958
Applicable income taxes	509,895	591,693

NET INCOME	$1,328,155	$1,394,265
	==========	==========

Earnings per common share:
Basic	$0.82	$0.84
Diluted	$0.82	$0.84

Dividends per common share	$0.41	$0.41

Number of average shares for period	1,610,327	1,651,426
Number of diluted average shares for period	1,618,730	1,662,001

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2005
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, Dec. 31, 2004	$1,627,460	$3,664,270	$40,376,141	$293,058	$45,960,929

Comprehensive income:
Net Income			1,328,155

Change in unrealized
gains (losses) on AFS
securities, net of tax				(1,206,909)

Less reclassification
adjustment, net of
deferred income tax
benefit of $5,486				10,650

Comprehensive income					131,896

Cash Dividends
($.41 per share)			(655,930)		(655,930)

Common stock issued	110	3,525			3,635

Common stock repurchased	(27,739)	(1,359,211)			(1,386,950)

Balance, March 31, 2005	$1,599,831	$2,308,584	$41,048,366	$(903,201)	$44,053,580
	==========	==========	==========	===========	=========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For three months ended March 31,
	2005	2004

Cash flows from operating activities
Net income	$1,328,155	$1,394,265
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	93,175	52,803
Depreciation of premises and equipment	195,155	212,363
Amortization and accretion of investment securities, net	124,715	146,230
Deferred income tax expense (benefit)	(21,181)	85,641
Security gains, net	(16,136)	(207,674)
Gain on sale of other assets	(3,739)	(4,555)
Loans originated for sale	(4,782,109)	(5,219,650)
Proceeds from sale of loans	4,394,289	5,161,320
Decrease in interest receivable	158,936	50,804
Increase (decrease) in prepayments/other assets	(146,728)	606,714
Increase (decrease) in accrued interest payable	7,623	(218,170)
Increase in accrued taxes	265,350	406,806
Increase in other liabilities	64,243	53,970

Net cash from operating activities	1,661,748	2,520,867

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	7,215,417	21,350,210
Proceeds from sale of investment securities available for sale	2,011,512	3,302,100
Purchase of investment securities available for sale	(10,018,066)	(19,119,743)
Increase in interest bearing balances with banks	(8,524)	-
Net increase in loans	(4,257,660)	(1,750,163)
Purchase of bank-owned life insurance	(5,283,100)	(307,100)
Capital expenditures	(146,077)	(80,710)
Proceeds from sale of other assets	93,027	697,953

Net cash from (used) by investing activities	(10,393,471)	4,092,547

Cash flows from financing activities:
Net increase in deposits	14,962,297	13,638,063
Cash dividends paid	(655,930)	(677,401)
Proceeds from issuance of common stock	3,635	34,000
Common stock repurchased	(1,386,950)	-
Federal funds repaid	-	(2,217,000)
Borrowings repaid	(59,205)	(88,194)

Net cash from financing activities	12,863,847	10,689,468

Net increase in cash and cash equivalents	4,132,124	17,302,882
Cash and cash equivalents at beginning of period	16,781,559	11,104,103

Cash and cash equivalents at end of period	$20,913,683	$28,406,985
	==========	==========
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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2004, which report was filed with the Securities and Exchange Commission on March 30, 2005. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," "may", "intend", "believe", and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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

OVERVIEW

       Total assets of the registrant grew by approximately $13.3 million, or 3.1 percent, in the first three months of 2005. The Bank continued to concentrate on quality loan growth in the first quarter of 2005, resulting in total net loans increasing almost $4.4 million, or 1.7 percent, during the first three months of 2005. This loan growth was funded primarily by an increase in deposits, both non-interest and interest-bearing.
       Net income decreased approximately $66,000 in the first three months of 2005 as compared to the same period of 2004. Net interest income fell approximately $36,000 in the first three months of 2005 as compared to the same period of 2004 as the net interest margin compressed. The net interest margin fell to 4.31 percent from 4.42 percent in the first quarter of 2005 as compared to the first quarter of 2004. Management expects the compression of the net interest margin to continue throughout 2005 as the interest rates paid on deposits are expected to increase faster than interest rates earned on loans and investment securities. Non-interest income also decreased approximately $197,000 in the first quarter of 2005 as compared to the first quarter of 2004, as gains on the sale of investment securities in the first quarter of 2005 was $16,136 compared to $207,674 in the prior year period. In addition, non-interest expenses decreased approximately $125,000 in the first quarter of 2005 as compared to the first quarter of 2004.

(a) Results of Operations

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

    PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net income of the registrant was $1,328,155 for the first three months of 2005. This amounted to a decrease of $66,110, or 4.7 percent, compared to the first three months of 2004.
       Net interest income decreased $36,124, or 0.9 percent to $4,029,245 during the first quarter of 2005 as compared to $4,065,369 for the first quarter of 2004.  Total interest income increased $289,260, or 5.1 percent, to $5,952,906 for the first quarter of 2005 as compared to $5,636,646 for the same period in 2004. The increase in total interest income was due primarily to an increase in interest and fees on loans of $495,525 that was offset by a decrease in interest on investment securities of $239,523 in the first quarter of 2005 as compared to the first quarter of 2004. The increase in interest and fees on loans was primarily the result of an increase in average loans outstanding of approximately $27.0 million in the first quarter of 2005 as compared to the same period of 2004 as the registrant had increased loan demand in the first quarter of 2005. The decrease in interest and fees on investments was primarily a result of a decrease in the average investment securities held of approximately $15.6 million in the first quarter of 2005 as compared to the first quarter of 2004.
       The increase in interest income was offset by an increase in total interest expense of $325,384, or 20.4 percent, to $1,923,661 for the first quarter of 2005 as compared to $1,598,277 for the same period in 2004. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the first quarter of 2005 as compared to the first quarter of 2004, especially on time deposits. The interest expense on time deposits increased $423,461, or 38.5% in the first quarter of 2005 as compared to the first quarter of 2004. The increase in interest expense on time deposits was due to increased balances as well as higher interest rates paid in the first quarter of 2005 as compared to the same period of 2004. The average balance of time deposits increased $30.1million and the average interest rate paid increased to 2.92 percent from 2.44 percent in the first quarter of 2005 as compared to the first quarter of 2004. This increase in interest expense on time deposits was offset by a decrease in interest expense on savings and money market accounts of $93,042 in the first quarter of 2005 as compared to the same period of 2004 as customers began moving deposits to the higher interest-bearing time deposits as rates increased. The Company expects interest expense on time deposits to continue to increase for the remainder of 2005 with continued increases in interest rates.
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
       Total non-interest income decreased $196,787, or 17.4 percent, to $935,172 for the three-month period ended March 31, 2005 as compared to $1,131,959 for the three-month period ended March 31, 2004. Much of the decrease in other income was due to a $191,538 decrease in gains on the sale of securities in the first quarter of 2005 as compared to the same period of 2004. Mortgage banking fees also decreased $21,814 in the first quarter of 2005 as compared to the first quarter of 2004 as home mortgage lending and refinancings slowed after the first quarter of 2004. In addition, service charges on deposit accounts decreased $25,072 in the first quarter of 2005 as compared to the same period of 2004 primarily as a result of decreased overdraft fees collected on deposit accounts. These decreases in non-interest income were offset by an increase of $42,001 in the other income category in the first quarter of 2005 as compared to the 2004 period, The Bank purchased $5.3 million in bank-owned life insurance in the first quarter of 2005, resulting in an increase of approximately $33,000 in income other income during the first quarter of 2005 as compared to the same period of 2004.
       For the three-month period ended March 31, 2005, total non-interest expenses decreased $125,375, or 4.0 percent, to $3,033,192 as compared to $3,158,567 for the three-month period ended March 31, 2004. Salaries and employee benefits decreased $31,224, or 1.7 percent for the first quarter of 2005 as compared to the first quarter of 2004. Occupancy expenses also decreased $23,923 primarily due to lower building repairs and maintenance expenses in the first quarter of 2005 as compared to the first quarter of 2004. Other operating expenses decreased $59,204 in the first quarter of 2005 as compared to the first quarter of 2004.

PART I - FINANCIAL INFORMATION
 ____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The provision for credit losses for the three months ended March 31, 2005, increased $40,372 to $93,175 from $52,803 over the same period in 2004.  The increase in the provision for loan losses for the first quarter of 2005 was primarily the result of an increase in loans outstanding.
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
       For the three-month period ended March 31, 2005, income before taxes decreased $147,908, or 7.5 percent, to $1,838,050 as compared to $1,985,958 for the three months ended March 31, 2004.  Applicable income taxes decreased $81,798, or 13.8 percent, for the three-month period ended March 31, 2005 as compared to the same period in 2004. The decrease in income taxes was primarily due to the decrease in net income before taxes.
       The effect on net income and earnings per share if stock based compensation was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," would not be material for any periods presented.
       On a basic, weighted average per share basis, net income was $0.82 per share based on 1,610,327 weighted shares outstanding for the first three months of 2005 as compared to $0.84 per share on 1,651,426 weighted shares outstanding for the first three months of 2004. On a fully diluted basis, net income per share was $0.82 for the first three months of 2005 on 1,618,730 weighted shares outstanding as compared to $0.84 on 1,662,001 weighted shares outstanding for the first three months of 2004.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the three months ended March 31, 2005 (annualized) and for the year ended December 31, 2004.

	For the three months ended	For year ended
	March 31, 2005	December 31, 2004

Return on assets	1.25%	1.25%
Return on equity	11.81%	11.70%

(b) Financial Condition

       The registrant's total assets increased 3.1 percent to $440,262,143 during the three months ended March 31, 2005, from $426,929,185 at December 31, 2004. Loans and leases, net of allowance for credit losses, totaled $256,713,853 at March 31, 2005, a 1.7 percent increase compared to $252,334,031 at December 31, 2004. Investment securities decreased $1,121,581, or 0.8 percent, to $135,342,900 at March 31, 2005, from $136,464,481 at December 31, 2004.  At March 31, 2005, there was an unrealized loss on available-for-sale securities, net of tax, of $903,201, as compared to an unrealized gain on available-for-sale securities of $293,058 at December 31, 2004. The loss in market value of the securities portfolio that occurred in the first three months of 2005 was primarily a result of the higher interest rates prevalent, especially short and medium-term interest rates, at March 31, 2005 as compared to December 31, 2004 and a deterioration of the credit quality of certain issuers of corporate bonds held by the Company.  Management anticipates that interest rates will continue to rise steadily throughout 2005 and additional unrealized losses will result in the investment security portfolio.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Total liabilities increased by 3.8% to $396,208,563 for the three months ended March 31, 2005, compared to $380,968,256 at December 31, 2004. This increase was primarily due to a $14,962,296, or 4.0 percent, increase in deposits for the three months ended March 31, 2005. Both non-interest bearing and interest-bearing deposits increased in the three months ended March 31, 2005. Non-interest bearing balances increased $5,570,955, or 11.5%, and interest-bearing balances increased $9,391,341, or 2.9% in the three months ended March 31, 2005.
        Non-performing assets decreased to approximately $3,768,000 at March 31, 2005 compared to approximately $4,015,000 at December 31, 2004.  Non-performing assets at March 31, 2005 included $3,281,538 in other real estate owned, $473,250 in non-accrual loans, and $13,386 in loans past due ninety days or more as to interest or principal payment. Additionally, there were approximately $59,000 in restructured loans in compliance with modified terms at March 31, 2005.  At December 31, 2004, the corresponding figures were $3,198,343 in other real estate owned, $511,098 in non-accrual loans, $305,066 in loans past due ninety days or more, and approximately $59,000 in loans restructured and in compliance with modified terms. The allowance for loan losses was 7.5 times the balance of nonaccrual loans at March 31, 2005 as compared to 6.8 times at December 31, 2004. The large volume in the registrant's other real estate owned at March 31, 2005 and December 31, 2004 was principally related to a large credit of the Bank. This credit was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status during the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan is guaranteed by the USDA. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. The foreclosed property was placed in other real estate owned and it accounted for over 70 percent of the balance of other real estate owned at March 31, 2005. Management had estimated the credit exposure on the remaining loan balance at June 30, 2003 and each subsequent quarter and included the exposure in its allowance for loan losses calculation quarterly. The remaining loan balance was charged off in the first quarter of 2004.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2005 if the above nonaccrual loans had been current in accordance with their original terms was approximately $8,300.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2005, there were approximately $14,626,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $7,979,000 in loans that were classified as "substandard" or worse and accruing interest as of March 31, 2004. Management believes these loans have been sufficiently accounted for in its allowance for credit losses for each respective period.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings (57% of Tier I capital plus the allowance for credit losses) and dwellings and loans to lessors of non-residential buildings (31% of Tier I capital plus the allowance for credit losses). Although the registrant has a loan portfolio diversified by

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the three months ended March 31, 2005 were $31,781 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of .05 percent (annualized). This compares to net charge-offs of $439,452 for the three months ended March 31, 2004 for a net charge-off ratio of 0.77 percent (annualized). As discussed previously, one large line was primarily responsible for the net loan charge-offs during the first three months of 2004.
       The total allowance for credit losses increased to $3,550,884 as of March 31, 2005 from $3,489,490 as of December 31, 2004. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $4,132,124 between December 31, 2004 and March 31, 2005.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $11,513,000 at March 31, 2005, representing 8.5 percent of the registrant's investment portfolio as compared to $19,644,000,or 12.6 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2005 the Bank had approximately $97.3 million in loans maturing within one year. The registrant had $9,890,000 in Federal funds sold on March 31, 2005, compared to $7,182,000 as of December 31, 2004.
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

	Amount at
	March 31, 2005	December 31, 2004

Commitments to extend credit	$44,805,553	$41,843,249
Standby letters of credit	3,832,729	1,320,505
Mortgage loans sold with repurchase
requirements outstanding	6,680,921	6,433,876

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2005, the Bank had total borrowings of $4,276,159 and had approximately $30,400,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $25,000,000 in federal funds lines available from correspondent banks.
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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00 percent. To be "well capitalized," banking institutions must maintain a Tier I capital to risk-weighted assets ratio of at least 6.00 percent, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 10.00 percent, and a Tier I capital to total assets ratio (leverage ratio) of at least 5.00 percent.
       At March 31, 2005 and December 31, 2004, both the registrant's and the Bank's capital ratios met regulatory minimum capital requirements. At March 31, 2005 and December 31, 2004, the registrant and the Bank were categorized as "well-capitalized".

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of March 31, 2005 and December 31, 2004.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)

As of March 31, 2005
Tier I Capital (to risk weighted assets)
FPNC	44,957	14.62%	12,301	>	4.00%	18,451	>	6.00%
FNB	43,378	14.13	12,278	>	4.00	18,415	>	6.00
Total Capital (to risk weighted assets)
FPNC	$48,508	15.77	$24,602	>	8.00	$30,752	>	10.00
FNB	46,929	15.29	24,556	>	8.00	30,695	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	44,957	10.42	17,264	>	4.00	21,580	>	5.00
FNB	43,378	10.06	17,244	>	4.00	21,555	>	5.00

As of December 31, 2004
Tier I Capital (to risk weighted assets)
FPNC	45,668	15.49%	11,795	>	4.00%	17,692	>	6.00%
FNB	44,694	15.19	11,772	>	4.00	17,658	>	6.00
Total Capital (to risk weighted assets)
FPNC	$49,157	16.67	$23,590	>	8.00	$29,487	>	10.00
FNB	48,183	16.37	23,545	>	8.00	29,431	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	45,668	10.67	17,126	>	4.00	21,407	>	5.00
FNB	44,694	10.45	17,106	>	4.00	21,382	>	5.00

(*) Average assets for the above calculations were as of the most recent quarter for each period noted.

       On December 21, 2004, the Board of Directors of the Company approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Company's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. See Item 2, Part II for a discussion of shares repurchased during the quarter ended March 31, 2005.

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of March 31, 2005, a -200 basis point rate shock was estimated to decrease net interest income approximately $851,000, or 6.0%, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to increase net interest income approximately $471,000, or 3.3 percent, over the next twelve months as compared to the base scenario. The Bank is slightly asset-sensitive in the one year or less time frame, contributing to the decrease in net interest income in the -200 basis point rate shock. Also, the interest rates paid on non-maturity deposit accounts are near their floor levels currently, so a -200 basis point rate shock takes these accounts to their floor interest rates, again contributing to the loss in net interest income in the -200 basis point rate shock. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 2.1 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity less than 0.1%, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would necessarily vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended March 31, 2005.

  PART I - FINANCIAL INFORMATION
____________________________________________

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the first quarter of 2005 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	Or Programs

January 1-31, 2005	9,438	$50.00	9,438	$4,528,100
February 1-28, 2005	16,421	$50.00	16,421	$3,707,050
March 1-31, 2005	1,880	$50.00	1,880	$3,613,050

Total	27,739	$50.00	27,739	$3,613,050
	==========	===========	============	===============

       On December 21, 2004, the Board of Directors of the Company approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Company's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date and unless terminated earlier by resolution of the Company's board of directors, will expire when the Company has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. The Company has no other programs to repurchase common stock at this time.

PART II - OTHER INFORMATION
____________________________________________

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  May 16, 2005                                             /s/Mark A. Hayes
                                                                               Mark A. Hayes, Chief Executive Officer

Date:  May 16, 2005                                             /s/Tracy Porterfield
                                                                                Tracy Porterfield, Chief Financial Officer