Form 10-Q
period 2005-06-30
FIRST PULASKI NATIONAL CORP
filed 2005-08-15
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2005

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
(Address of Principal Executive Offices)                                                                                                       (Zip Code)

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

Common Stock, $1.00 par value -- 1,591,812 Shares Outstanding as of August 12, 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2005	2004

Cash and due from banks	$11,373,780	$9,599,559
Federal funds sold	591,000	7,182,000

Cash and cash equivalents	11,964,780	16,781,559

Interest bearing balances with banks	221,248	211,105
Securities available for sale	135,065,033	136,464,481

Loans net of unearned income	270,269,401	255,823,521
Allowance for credit losses	(3,663,710)	(3,489,490)

Total net loans	266,605,691	252,334,031

Bank premises & equipment	9,383,073	9,525,521
Accrued interest receivable	3,550,854	3,630,896
Prepayments & other assets	10,785,998	3,198,343
Other real estate	3,856,918	4,783,249

TOTAL ASSETS	$441,433,595	$426,929,185
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$51,788,224	$48,272,937
Interest bearing balances	337,090,477	325,127,731

Total deposits	388,878,701	373,400,668

Other borrowed funds	4,216,104	4,335,364
Accrued taxes	93,764	290,890
Accrued interest on deposits	1,577,451	1,245,115
Other liabilities	1,971,202	1,696,219

TOTAL LIABILITIES	396,737,222	380,968,256

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,592,544 and 1,627,460 shares issued and outstanding, respectively	1,592,544	1,627,460
Capital surplus	1,890,157	3,664,270
Retained earnings	41,669,507	40,376,141
Accumulated other comprehensive income (loss), net	(455,835)	293,058

TOTAL STOCKHOLDER'S EQUITY	44,696,373	45,960,929

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$441,433,595	$426,929,185
	==========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

INTEREST INCOME:
Loans, including fees	$4,963,444	$4,291,471	$9,676,142	$8,508,644
Investment securities	1,191,758	1,442,063	2,372,927	2,862,755
Interest on deposits	1,395	1,399	2,590	3,034
Federal funds sold	40,597	18,986	98,441	43,132

Total interest income	6,197,194	5,753,919	12,150,100	11,417,565

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	81,467	82,637	160,125	160,808
Savings & MMDAs	263,956	344,899	527,966	701,951
Time	1,824,100	1,095,006	3,348,481	2,195,926
Borrowed funds	56,069	60,400	112,681	122,534

Total interest expense	2,225,592	1,582,942	4,149,253	3,181,219

NET INTEREST INCOME	3,971,602	4,170,977	8,000,847	8,236,346

Provision for loan losses	91,213	220,943	184,388	273,746

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,880,389	3,950,034	7,816,459	7,962,600

NON-INTEREST INCOME:
Service charges on deposit accounts	545,374	519,483	1,044,678	1,043,859
Other service charges and fees	125,659	114,298	243,189	233,567
Security gains	0	1,676	16,136	209,350
Dividends	40,315	35,210	67,315	60,835
Mortgage banking fees	148,560	109,018	267,056	249,328
Other	190,352	104,032	347,058	218,737

Total non-interest income	1,050,260	883,717	1,985,432	2,015,676

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

NON-INTEREST EXPENSES
Salaries and employee benefits	$1,777,285	$1,742,330	$3,542,631	$3,538,900
Occupancy expense, net	288,489	269,771	568,187	573,392
Furniture and equipment expense	199,829	209,313	395,545	416,180
Advertising and public relations	180,921	171,468	326,128	316,548
Other operating expenses	684,437	641,503	1,331,662	1,347,932

Total non-interest expenses	3,130,961	3,034,385	6,164,153	6,192,952

Income before taxes	1,799,688	1,799,366	3,637,738	3,785,324
Applicable income taxes	524,024	526,967	1,033,919	1,118,660

NET INCOME	$1,275,664	$1,272,399	$2,603,819	$2,666,664
	========	========	========	========

Earnings per common share:
Basic	$0.80	$0.77	$1.62	$1.61
Diluted	$0.80	$0.77	$1.62	$1.61

Dividends per common share	$0.41	$0.41	$0.82	$0.82

Number of weighted average shares for
period - basic	1,596,750	1,653,544	1,603,501	1,652,485
- diluted	1,603,623	1,662,326	1,611,135	1,661,337

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2005

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, Dec. 31, 2004	$1,627,460	$3,664,270	$40,376,141	$293,058	$45,960,929

Comprehensive income:
Net Income			2,603,819

Change in unrealized
gains (losses) on AFS
securities, net of tax				(759,543)

Less reclassification
adjustment, net of
deferred income tax
benefit of $5,486				10,650

Comprehensive income					1,854,926

Cash Dividends
($.82 per share)			(1,310,453)		(1,310,453)

Common stock issued	4,094	122,257			126,351

Common stock repurchased	(39,010)	(1,896,370)			(1,935,380)

Balance, June 30, 2005	$1,592,544	$1,890,157	$41,669,507	$(455,835)	$44,696,373
	========	=========	==========	==============	=========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,603,819	$2,666,664
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	184,388	273,746
Depreciation of premises and equipment	394,015	427,729
Amortization and accretion of investment securities, net	238,119	305,754
Deferred income tax expense (benefit)	(57,223)	118,490
Gain (loss) on sale of other assets	(3,532)	23,329
Security gains, net	(16,136)	(209,350)
Loans originated for sale	(9,544,569)	(9,611,250)
Proceeds from sale of loans	9,734,019	9,782,525
Decrease in interest receivable	80,042	55,010
(Increase) decrease in prepayments/other assets	(281,514)	616,743
Increase (decrease) in accrued interest payable	332,336	(90,211)
Decrease in accrued taxes	(197,126)	(175,844)
Increase in other liabilities	274,983	902,671

Net cash from operating activities	3,741,621	5,086,006

Cash flows from investing activities:
Proceeds from maturity of investment securities	11,725,796	31,380,405
Proceeds from sale of investment securities	2,011,512	3,716,514
Purchase of investment securities	(13,689,647)	(34,603,092)
Increase in interest bearing balances with banks	(10,143)	(3,042)
Net increase in loans	(15,393,362)	(10,025,385)
Purchase of bank owned life insurance	(5,283,100)	(307,100)
Capital expenditures	(251,774)	(142,857)
Proceeds from sale of other assets	93,027	1,597,140

Net cash used by investing activities	(20,797,691)	(8,387,417)

Cash flows from financing activities:
Net increase in deposits	15,478,032	5,523,015
Cash dividends paid	(1,310,453)	(1,356,133)
Proceeds from issuance of common stock	126,351	118,550
Payments to repurchase common stock	(1,935,380)	0
Federal funds repaid	0	(708,000)
Borrowings repaid	(119,259)	(177,671)

Net cash from financing activities	12,239,291	3,399,761

Net increase in cash and cash equivalents	(4,816,779)	98,350
Cash and cash equivalents at beginning of period	16,781,559	11,104,103

Cash and cash equivalents at end of period	$11,964,780	$11,202,453
	=========	=========

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
       Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $100,000 and all loans classified as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Board's Executive and Loan Committee to review the level of loan losses required to be specifically allocated.

OVERVIEW

       Total assets of the registrant grew by $14.5 million, or 3.4 percent in the first six months of 2005. The Bank has continued to concentrate on quality loan growth, resulting in total net loans increasing almost $14.3 million, or 5.7 percent during the first six months of 2005. This loan growth was funded primarily by an increase in interest-bearing deposits. Net income of the registrant decreased $63,000 in the first six months of 2005 as compared to the same period of 2004. The decrease in net income was primarily a result of a decrease in net interest income of $235,000 in the first six months of 2005 as compared to the same period of 2004; however, the drop in net interest income was offset by a decrease of $89,000 in provision for loan losses over the same periods, due primarily to fewer charge-offs in the first six months of 2005 as compared to the same period 2004. The net interest margin fell to 4.22 percent in the first six months of 2005 as compared to 4.46 percent in the first six months of 2004. Management expects the compression of the net interest margin to continue throughout 2005 as competitive pressures and a flattening yield curve are expected to cause interest rates paid on deposits to increase faster than interest rates earned on loans and investment securities.
       Total assets grew approximately $1.2 million during the three months ended June 30, 2005. Much of the growth in assets in the second quarter occurred in loans. Net loans increased $9.9 million during the second quarter of 2004 as the Bank continued its emphasis on quality loan growth. This loan growth was primarily funded through a reduction of federal funds sold during the second quarter as deposits grew $0.5 million during the second quarter of 2005. The registrant had net income of $1.28 million during the three months ended June 30, 2005, leading to diluted earnings per share of $0.80 in the second quarter of 2005.

(a) Results of Operations

       Net income of the registrant was $2,603,819 for the first six months of 2005. This amounted to a decrease of $62,845, or 2.4 percent, compared to the first six months of 2004.  For the three-month period

 PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

ended June 30, 2005, net income increased $3,265, or 0.3 percent, as compared to the three months ended June 30, 2004.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income decreased $199,375, or 4.8 percent to $3,971,602 during the second quarter of 2005 as compared to $4,170,977 for the second quarter of 2004.  Total interest income increased $443,275, or 7.7 percent to $6,197,194 for the second quarter of 2005 as compared to $5,753,919 for the same period in 2004. The increase in total interest income was due primarily to an increase in interest and fees on loans of $671,973 that was partially offset by a decrease in interest on investment securities of $250,305 in the second quarter of 2005 as compared to the second quarter of 2004. The increase in interest and fees on loans was primarily the result of an increase in average loans outstanding of approximately $32.5 million in the second quarter of 2005 as compared to the same period of 2004 as the Bank experienced increased loan demand during the second quarter of 2005. The decrease in interest on investment securities was primarily a result of a decrease in average investment securities held of approximately $19.5 million in the second quarter of 2005 as compared to the second quarter of 2004 as the Bank funded a portion of its increased loan demand with maturing investment securities.
       The decrease in net interest income was primarily caused by an increase in total interest expense of $642,650, or 40.6 percent to $2,225,592 for the second quarter of 2005 as compared to $1,582,942 for the same period in 2004. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the second quarter of 2005 as compared to the second quarter of 2004.
       Net interest income of the registrant for the six-month period ended June 30, 2005 decreased by $235,499, or 2.9 percent, to $8,000,847 as compared to $8,236,346 for the six months ended June 30, 2004. Total interest income increased $732,535, or 6.4 percent for the first six months of 2005 as compared to the same period in 2004. This increase was primarily the result of an increase in the average loans outstanding for the first six months of 2005 as compared to the same period of 2004, leading to an increase in the interest and fee income on loans of $1,167,498 for the first six months of 2005 as compared to the same period of 2004. However, the increase in interest and fees on loans was offset by a decrease of $489,828 in interest income on investment securities. This decrease was primarily due to a decrease in average investment securities held during the first six months of 2005 as compared to the same period of 2004.
       The increase in total interest income was offset, however, by an increase in total interest expense of $968,034, or 30.4 percent, to $4,149,253 for the six months ended June 30, 2005 as compared to $3,181,219 for the same period in 2004. The increase in total interest expense was primarily caused by a $1,152,555 increase in interest expense on time deposits for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in interest expense on time deposits was primarily the result of a $35.1 million increase in time deposits outstanding, as well as an increase in average rates paid on time deposits, in the first six months of 2005 as compared to the same period of 2004. Interest expense on savings and money market accounts decreased $173,985 in the first six months of 2005 as compared to the same period of 2004, partially offsetting the increase in interest expense of time deposits. The decrease in interest expense on savings and money market accounts was primarily a result of a decrease of $27.2 million in balances held in savings and money market accounts as depositors moved balances to higher yielding time deposits as interest rates increased.
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
       Total non-interest income increased $166,543, or 18.8 percent to $1,050,260 for the three-month period ended June 30, 2005 as compared to $883,717 for the three-month period ended June 30, 2004. Much of the increase in non-interest income was due to an $86,320 increase in other income and a $39,542 increase in

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

mortgage banking fees in the second quarter of 2005 as compared to the same period of 2004. In connection with the Company's Directors' Deferred Compensation Plan, the Bank purchased $5.3 million in bank-owned life insurance ("BOLI") in the first quarter of 2005, resulting in an increase of approximately $56,000 in other income during the second quarter of 2005 as compared to the same period of 2004. In addition, there was a $25,891 increase in service charges on deposit accounts in the second quarter of 2005 as compared to the same period in 2004.
       Total non-interest income decreased $30,244, or 1.5 percent for the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004. The decrease was primarily due to a $193,214 decrease in securities gains that was offset by a $128,321 increase in other income and a $17,728 increase in mortgage banking fees. The bank sold fewer investment securities for gains in the first six months of 2005 as compared to the same period of 2004. Also, much of the increase in other income was again due to the purchase of BOLI in the first quarter of 2005, resulting in an increase of approximately $78,000 in other income in the first six months of 2005 as compared to the same period of 2004.
       For the three-month period ended June 30, 2005, total non-interest expenses increased $96,576, or 3.2 percent, to $3,130,961 as compared to $3,034,385 for the three-month period ended June 30, 2004. Salaries and employee benefits increased $34,955, or 2.0 percent, and other operating expenses increased $42,934, or 6.7 percent, for the three months ended June 30, 2005 as compared to the same period of 2004. Other increases in non-interest expenses included increases of $18,718 in occupancy expenses and $9,453 in advertising and public relation expenses during the second quarter of 2005 as compared to the same period of 2004.
       Total non-interest expenses decreased $28,799, or 0.5 percent, to $6,164,153 for the six months ended June 30, 2005 as compared to $6,192,952 for the same period last year. For the six-month period ended June 30, 2005, furniture and equipment expense decreased $20,365, other operating expenses decreased $16,270 and occupancy expenses decreased $5,205 as compared to the same period of 2004.  These decreases were partially offset, however, by an increase of $9,580 in advertising and public relations expenses and an increase of $3,731 in salaries and employee benefits for the six months ended June 30, 2005 as compared to the same period of 2004.
        The provision for loan losses for the three months ended June 30, 2005, decreased $129,730 to $91,213 from $220,943 over the same period in 2004. For the six-month period ended June 30, 2005, the decrease in provision for loan losses was $89,358 to $184,388 from $273,746 over the same period of 2004.  Although non-accrual loans have increased approximately $842,000 from June 30, 2004 to June 30, 2005, there was an overall improvement in the condition of the loan portfolio in 2005, leading to the decrease in the provision for loan losses for both periods of 2005.
       The provision for possible loan losses is based on past loan experience and other factors that, in management's judgement, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended June 30, 2005, income before taxes increased $322, or less than 0.1 percent, to $1,799,688 as compared to $1,799,366 for the three months ended June 30, 2004.  Applicable income taxes decreased $2,943, or 0.6 percent for the three-month period ended June 30, 2005 as compared to the same period in 2004.
       For the six-month period ended June 30, 2005, income before taxes decreased $147,586, or 3.9 percent, to $3,637,738 as compared to $3,785,324 for the six-month period ended June 30, 2004.  Applicable income taxes decreased $84,741, or 7.6 percent for the six months ended June 30, 2005 as compared to the same period of 2004.

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
       On a basic, weighted average per share basis, net income was $1.62 per share based on 1,603,501 weighted shares outstanding for the first six months of 2005 as compared to $1.61 per share on 1,652,485 weighted shares outstanding for the first six months of 2004. On a fully diluted basis, net income per share was $1.62 for the first six months of 2005 on 1,611,135 weighted shares outstanding as compared to $1.61 on 1,661,337 weighted shares outstanding for the first six months of 2004. On a basic, weighted average per share basis, net income was $0.80 per share based on 1,596,750 weighted shares outstanding for the three months ended June 30, 2005 as compared to $0.77 per share based on 1,653,544 weighted shares outstanding for the same period of 2004. On a fully diluted basis, net income per share was $0.80 for the three months ended June 30, 2005 on 1,603,623 weighted shares outstanding as compared to $0.77 on 1,662,326 weighted shares outstanding for the same period of 2004.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the six months ended June 30, 2005 (annualized) and for the year ended December 31, 2004.

	For the six months ended	For year ended
	June 30, 2005	December 31, 2004

Return on assets	1.20%	1.25%
Return on equity	11.53%	11.70%

(b) Financial Condition

       The registrant's total assets increased 3.4 percent to $441,433,595 during the six months ended June 30, 2005, from $426,929,185 at December 31, 2004. Total net loans were $266,605,691 at June 30, 2005, a 5.7 percent increase compared to $252,334,031 at December 31, 2004. Securities available-for-sale decreased $1,399,448, or 1.0 percent, to $135,065,033 at June 30, 2005, from $136,464,481 at December 31, 2004.  The unrealized loss on available-for-sale securities, net of tax, was $455,835 at June 30, 2005 as compared an unrealized gain of $293,058 at December 31, 2004. The loss in market value of the securities portfolio that occurred in the first six months of 2005 was primarily a result of the higher interest rates prevalent at June 30, 2005 as compared to December 31, 2004 since bond values move inversely with interest rates.  Also, a deterioration of the credit quality of certain issuers of corporate bonds held by the Company contributed to the unrealized loss that was in place at June 30, 2005.
       Total liabilities increased by 4.1% to $396,737,222 for the six months ended June 30, 2005, compared to $380,968,256 at December 31, 2004. This increase was primarily due to an $11,962,746 or 3.7 percent increase in interest bearing deposits for the six months ended June 30, 2005.
       Non-performing assets increased to approximately $6,327,600 at June 30, 2005 compared to approximately $4,015,000 at December 31, 2004.  Non-performing assets at June 30, 2005 included $3,856,900 in other real estate owned, $2,361,100 in non-accrual loans, and $109,600 in loans past due ninety days or more as to interest or principal payment and accruing interest. Additionally, there were approximately $57,000 in restructured loans in compliance with modified terms at June 30, 2005.  At December 31, 2004, the corresponding figures were $3,198,300 in other real estate owned, $511,100 in non-accrual loans, $305,100 in loans past due ninety days or more, and approximately $59,000 in loans restructured and in compliance with modified terms. The allowance for loan losses was 1.55 times the balance of nonaccrual loans at June 30, 2005 as compared to 6.83 times at December 31, 2004. The large volume in the registrant's other real estate owned at June 30, 2005 and December 31, 2004 was principally related to a large credit of the Bank. This credit was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status during the second quarter of 2002. Eighty

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

percent of the principal and accrued interest of the loan is guaranteed by the USDA. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. The foreclosed property was placed in other real estate owned and it accounted for over 60 percent of the balance of other real estate owned at June 30, 2005. Management had estimated the credit exposure on the remaining loan balance at June 30, 2003 and each subsequent quarter and included the exposure in its allowance for loan losses calculation quarterly. The remaining loan balance was charged off in the first quarter of 2004.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2005 if the above nonaccrual loans had been current in accordance with their original terms was approximately $18,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2005, there were approximately $9,268,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $8,793,000 in loans that were classified as "substandard" or worse and accruing interest as of June 30, 2004.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings and dwellings (52% of Tier I capital plus the allowance for credit losses), loans to lessors of non-residential buildings (34% of Tier I capital plus the allowance for credit losses) and loans secured by hotel and motel properties (26% of Tier I capital plus the allowance for credit losses). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the six months ended June 30, 2005 were approximately $10,200 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.01 percent (annualized). This compares to net charge-offs of approximately $399,100 for the six months ended June 30, 2004 for a net charge-off ratio of 0.34 percent (annualized). The Bank has experienced very low net charge-offs for the first six months of 2005. Management strives to maintain charge-offs as low as possible, but anticipates that charge-offs may return closer to historical levels in the remainder of 2005.
       The total allowance for credit losses increased to $3,663,710 as of June 30, 2005 from $3,489,490 as of December 31, 2004. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $4,816,779 between December 31, 2004 and June 30, 2005, primarily due to a decrease in federal funds sold as the registrant invested these funds in higher yielding loans.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $11,261,000 at June 30, 2005, representing 8.3 percent of the registrant's investment portfolio as compared to $15,726,000, or 10.1 percent one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. The registrant had $591,000 in Federal funds sold on June 30, 2005, compared to $7,182,000 as of December 31, 2004.
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

	Amount at
	June 30, 2005	December 31, 2004

Commitments to extend credit	$42,431,297	$41,843,249
Standby letters of credit	3,555,316	1,320,505
Mortgage loans sold with repurchase
requirements outstanding	6,895,530	6,433,876

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2005, the Bank had total borrowings of $4,216,104 and had approximately $31,270,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $20,000,000 in federal funds lines available from correspondent banks.
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
       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of June 30, 2005 and December 31, 2004.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars In thousands)
As of June 30, 2005
Tier I Capital (to risk weighted assets)
FPNC	$45,152	14.23%	$12,696	>	4.00%	$19,045	>	6.00%
FNB	44,047	13.90	12,673	>	4.00	19,010	>	6.00
Total Capital (to risk weighted assets)
FPNC	48,816	15.38	25,393	>	8.00	31,741	>	10.00
FNB	47,711	15.06	25,346	>	8.00	31,683	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	45,152	10.24	17,645	>	4.00	22,057	>	5.00
FNB	44,047	10.00	17,626	>	4.00	22,032	>	5.00

As of December 31, 2004
Tier I Capital (to risk weighted assets)
FPNC	$45,668	15.49%	$11,795	>	4.00%	$17,692	>	6.00%
FNB	44,694	15.19	11,772	>	4.00	17,658	>	6.00
Total Capital (to risk weighted assets)
FPNC	49,157	16.67	23,590	>	8.00	29,487	>	10.00
FNB	48,183	16.37	23,545	>	8.00	29,431	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	45,668	10.67	17,126	>	4.00	21,407	>	5.00
FNB	44,694	10.45	17,106	>	4.00	21,382	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of June 30, 2005, a -200 basis point rate shock was estimated to decrease net interest income approximately $918,000, or 6.7 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to increase net interest income approximately $447,000, or 3.3 percent, over the next twelve months as compared to the base scenario. The Bank is slightly asset-sensitive in the one year or less time frame, contributing to the decrease in net interest income in the -200 basis point rate shock. Also, the interest rates paid on non-maturity deposit accounts are near their floor levels currently, so a -200 basis point rate shock takes these accounts to their floor interest rates, again contributing to the loss in net interest income in the -200 basis point rate shock. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 3.2 percent and a +200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 0.9%, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would necessarily vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the second quarter of 2005 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	Or Programs

April 1-30, 2005	777	$50.00	777	$3,574,200
May 1-31, 2005	6,369	$50.00	6,369	$3,255,750
June 1-30, 2005	4,125	$46.33	4,125	$3,064,620

Total	11,271	$48.66	11,271	$3,064,620
	=========	==========	=============	==============

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
____________________________________________

Item 3.  Defaults upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

          At the annual meeting of stockholders on April 28, 2005, there were 1,067,548 shares represented. The number of shares required for a quorum was 799,916. Of the 1,067,548 shares represented at the meeting, the following votes were given with respect to the election of registrant's directors.

	For	Withheld	Broker non-votes
David E. Bagley	1,062,825	973	0
Johnny Bevill	1,033,098	30,700	0
James K. Blackburn, IV	1,063,798	0	0
Wade Boggs	1,034,071	29,727	0
James H. Butler	1,033,098	30,700	0
James T. Cox	1,062,825	973	0
Gregory G. Dugger	1,033,098	30,700	0
Charles D. Haney	1,062,825	973	0
James Rand Hayes	1,033,098	30,700	0
Mark A. Hayes	1,033,098	30,700	0
Bill Yancey	1,063,798	0	0

       On the basis of these figures, the above named directors were declared duly elected.

       Also brought to a vote was the ratification of the selection of Putman and Hancock, Certified Public Accountants, as external auditors for the ensuing year. Of the 1,067,548 shares represented, there were 1,043,988 shares voted for, 0 shares against, 23,560 shares abstaining and no broker non-votes. On the basis of these figures, the selection of Putman and Hancock, Certified Public Accountants was declared ratified.

Item 5.  Other Information.

     None

PART II - OTHER INFORMATION
____________________________________________

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

                                                                                                  FIRST PULASKI NATIONAL CORPORATION

  Date:  August 15, 2005                                                        /s/Mark A. Hayes_________________________
                                                                                                  Mark A. Hayes, Chief Executive Officer

Date:  August 15, 2005                                                          /s/Tracy Porterfield     _____________________
                                                                                                  Tracy Porterfield, Chief Financial Officer

Exhibit Index

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