Form 10-Q
period 2005-09-30
FIRST PULASKI NATIONAL CORP
filed 2005-11-14
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2005

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.

Commission File Number 0-10974
FIRST PULASKI NATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

Tennessee                                                                                                                                      62-1110294
(State or other jurisdiction of incorporation or organization)                                                            (IRS Employer Identification No.)

206 South First Street, Pulaski, Tennessee                                                                               38478
(Address of principal executive offices)                                                                                                         (Zip Code)

(Registrant's telephone number, including area code)                                                         931-363-2585

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
 Common Stock, $1.00 par value -- 1,587,304 Shares Outstanding as of November 11, 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2005	2004

Cash and due from banks	$10,446,736	$9,599,559
Federal funds sold	8,369,000	7,182,000

Cash and cash equivalents	18,815,736	16,781,559

Interest bearing balances with banks	329,851	211,105
Securities available for sale	133,462,678	136,464,481

Loans net of unearned income	275,837,206	255,823,521
Allowance for credit losses	(3,730,907)	(3,489,490)

Total net loans	272,106,299	252,334,031

Bank premises and equipment	10,234,951	9,525,521
Accrued interest receivable	3,424,435	3,630,896
Prepayments and other assets	10,967,088	3,198,343
Other real estate	926,588	4,783,249

TOTAL ASSETS	$450,267,626	$426,929,185
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$54,301,497	$48,272,937
Interest bearing balances	339,432,969	325,127,731

Total deposits	393,734,466	373,400,668

Other borrowed funds	7,655,190	4,335,364
Accrued taxes	100,987	290,890
Accrued interest on deposits	1,771,335	1,245,115
Other liabilities	1,992,631	1,696,219

TOTAL LIABILITIES	405,254,609	380,968,256

STOCKHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,591,619 and 1,627,460 shares issued and outstanding, respectively	1,591,619	1,627,460
Capital surplus	1,840,082	3,664,270
Retained earnings	42,267,786	40,376,141
Accumulated other comprehensive income (loss), net	(686,470)	293,058

TOTAL STOCKHOLDER'S EQUITY	45,013,017	45,960,929

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$450,267,626	$426,929,185
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

INTEREST INCOME:
Loans, including fees	$5,317,280	$4,354,247	$14,993,422	$12,862,891
Investment securities	1,159,821	1,465,538	3,532,748	4,328,293
Interest on deposits	2,166	1,173	4,756	4,207
Federal funds sold	28,356	9,908	126,797	53,040

Total interest income	6,507,623	5,830,866	18,657,723	17,248,431

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	76,384	80,737	236,509	241,545
Savings & MMDAs	354,327	316,836	882,293	1,018,787
Time	2,033,188	1,195,181	5,381,669	3,391,107
Borrowed funds	72,940	61,229	185,621	183,763

Total interest expense	2,536,839	1,653,983	6,686,092	4,835,202

NET INTEREST INCOME	3,970,784	4,176,883	11,971,631	12,413,229

Provision for loan losses	128,591	199,812	312,979	473,558

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,842,193	3,977,071	11,658,652	11,939,671

NON-INTEREST INCOME:
Service charges on deposit accounts	572,803	551,055	1,617,481	1,594,914
Other service charges and fees	117,688	108,886	360,877	342,453
Security gains	9	(48,893)	16,145	160,457
Dividends	41,456	14,835	108,771	75,670
Mortgage banking fees	122,432	121,026	389,488	370,354
Other	140,288	83,896	487,346	302,633

Total non-interest income	994,676	830,805	2,980,108	2,846,481

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

NON-INTEREST EXPENSES
Salaries and employee benefits	$1,793,950	$1,734,695	$5,336,581	$5,273,595
Occupancy expense, net	274,338	268,898	842,525	842,290
Furniture and equipment expense	220,209	234,571	615,754	650,751
Advertising and public relations	118,664	145,618	444,792	462,166
Other operating expenses	732,062	583,792	2,063,724	1,931,724

Total non-interest expenses	3,139,223	2,967,574	9,303,376	9,160,526

Income before taxes	1,697,646	1,840,302	5,335,384	5,625,626
Applicable income taxes	446,803	520,805	1,480,722	1,639,465

NET INCOME	$1,250,843	$1,319,497	$3,854,662	$3,986,161
	==========	==========	==========	==========

Earnings per common share:
Basic	$0.79	$0.80	$2.41	$2.41
Diluted	$0.78	$0.79	$2.40	$2.40

Dividends per common share	$0.41	$0.41	$1.23	$1.23

Number of weighted average shares for
period - basic	1,591,830	1,651,241	1,599,568	1,652,067
- diluted	1,598,608	1,659,845	1,606,913	1,660,695

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2005

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, Dec. 31, 2004	$1,627,460	$3,664,270	$40,376,141	$293,058	$45,960,929

Comprehensive income:
Net Income			3,854,662

Change in unrealized
gains (losses) on AFS
securities, net of tax				(990,184)

Less reclassification
adjustment, net of
deferred income tax
benefit of $5,489				10,656

Comprehensive income					2,875,134

Cash Dividends
($1.23 per share)			(1,963,017)		(1,963,017)

Common stock issued	4,344	129,757			134,101

Common stock repurchased	(40,185)	(1,953,945)			(1,994,130)

Balance, September 30, 2005	$1,591,619	$1,840,082	$42,267,786	$(686,470)	$45,013,017
	===========	===========	===========	============	=============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$3,854,662	$3,986,161
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	312,979	473,558
Depreciation of premises and equipment	610,600	666,358
Amortization and accretion of investment securities, net	347,586	394,808
Deferred income tax expense (benefit)	(143,104)	98,711
Loss on sale of other assets	199,668	37,048
Security gains, net	(16,145)	(160,457)
Loans originated for sale	(13,687,797)	(13,988,710)
Proceeds from sale of loans	14,097,647	14,158,700
Decrease in interest receivable	206,461	708
(Increase) decrease in prepayments/other assets	(188,773)	383,857
Increase in accrued interest payable	526,220	26,912
Decrease in accrued taxes	(189,903)	(89,322)
Increase in other liabilities	296,412	416,149

Net cash from operating activities	6,226,513	6,404,481

Cash flows from investing activities:
Proceeds from maturity of investment securities	13,837,917	42,931,128
Proceeds from sale of investment securities	2,241,520	5,004,182
Purchase of investment securities	(14,957,465)	(35,981,793)
Increase in interest bearing balances with banks	(118,746)	(11,073)
Net increase in loans	(21,003,134)	(20,826,927)
Purchase of bank owned life insurance	(5,283,100)	(307,100)
Capital expenditures	(1,320,030)	(273,977)
Proceeds from sale of other assets	2,580,125	1,622,182

Net cash used by investing activities	(24,022,913)	(7,843,378)

Cash flows from financing activities:
Proceeds from borrowings	3,500,000	0
Net increase in deposits	20,333,798	9,491,201
Cash dividends paid	(1,963,018)	(2,032,936)
Proceeds from issuance of common stock	134,101	132,183
Payments to repurchase common stock	(1,994,130)	(620,539)
Federal funds repaid	0	(2,217,000)
Borrowings repaid	(180,174)	(246,239)

Net cash from financing activities	19,830,577	4,506,670

Net increase in cash and cash equivalents	2,034,177	3,067,773
Cash and cash equivalents at beginning of period	16,781,559	11,104,103

Cash and cash equivalents at end of period	$18,815,736	$14,171,876
	===========	===========
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

OVERVIEW

       Total assets of the registrant grew by $23.3 million, or 5.5 percent, in the first nine months of 2005. The Bank has continued to concentrate on quality loan growth, resulting in total net loans increasing almost $19.8 million, or 7.8 percent during the first nine months of 2005. This loan growth was funded primarily by an increase in deposits. Net income of the registrant decreased $131,000 in the first nine months of 2005 as compared to the same period of 2004. The decrease in net income was primarily a result of a decrease in net interest income of $442,000 in the first nine months of 2005 as compared to the same period of 2004; however, the drop in net interest income was partially offset by a decrease of $161,000 in provision for loan losses over the same periods, due primarily to fewer charge-offs in the first nine months of 2005 as compared to the same period 2004. The net interest margin fell to 4.16 percent in the first nine months of 2005 as compared to 4.47 percent in the first nine months of 2004. Competitive pressures in the Bank's local markets have forced interest rates paid on deposits to increase faster than the interest rates earned on loans in 2005, leading to the margin compression experienced in 2005. Management expects the compression of the net interest margin to continue throughout the remainder 2005 as a result of these competitive pressures, as well as a flattening yield curve.
       Total assets grew approximately $8.8 million during the three months ended September 30, 2005. Much of the growth in assets in the third quarter occurred in loans. Total net loans increased $5.5 million during the third quarter of 2005 as the Bank continued its emphasis on quality loan growth. This loan growth was primarily funded through growth in deposits of $4.9 million during the third quarter of 2005. The registrant had net income of $1.25 million during the three months ended September 30, 2005, leading to diluted earnings per share of $0.78 in the third quarter of 2005.

(a) Results of Operations

       Net income of the registrant was $3,854,662 for the first nine months of 2005. This amounted to a decrease of $131,499, or 3.3 percent, compared to the first nine months of 2004.  For the three-month period

 PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

ended September 30, 2005, net income decreased $68,654, or 5.2 percent, as compared to the three months ended September 30, 2004.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income decreased $206,099, or 4.9 percent, to $3,970,784 during the third quarter of 2005 as compared to $4,176,883 for the third quarter of 2004.  Total interest income increased $676,757, or 11.6 percent to $6,507,623 for the third quarter of 2005 as compared to $5,830,866 for the same period in 2004. The increase in total interest income was due primarily to an increase in interest and fees on loans of $963,033 that was partially offset by a decrease in interest on investment securities of $305,717 in the third quarter of 2005 as compared to the third quarter of 2004. The increase in interest and fees on loans was primarily the result of an increase in average loans outstanding of approximately $35.1 million in the third quarter of 2005 as compared to the same period of 2004 as the Bank experienced increased loan demand in 2005, as well as an increase in the average interest rate earned on loans in the third quarter of 2005 as compared to the same period of 2004. The decrease in interest on investment securities was primarily a result of a decrease in average investment securities held of approximately $18.4 million in the third quarter of 2005 as compared to the third quarter of 2004 as the Bank funded a portion of its increased loan demand with maturing investment securities.
       The decrease in net interest income was primarily caused by an increase in total interest expense of $882,856, or 53.4 percent, to $2,536,839 for the third quarter of 2005 as compared to $1,653,983 for the same period in 2004. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the third quarter of 2005 as compared to the third quarter of 2004. The average time deposits, the most rate-sensitive deposits, increased approximately $38.2 million, in the third quarter of 2005 as compared to the same period of 2004, also contributing to the increase in interest expense in the third quarter of 2005 as compared to the same period of 2004. Also contributing to the increase in interest expense was an increase of $37,491 in interest expense on savings and money market accounts in the third quarter of 2005 as compared to the same period of 2004. This increase in interest expense on savings and money market accounts was primarily due to higher interest rates paid on these accounts in the third quarter of 2005 as compared to the same period of 2004.
       Net interest income of the registrant for the nine-month period ended September 30, 2005 decreased by $441,598, or 3.6 percent, to $11,971,631 as compared to $12,413,229 for the nine months ended September 30, 2004. Total interest income increased $1,409,292, or 8.2 percent, for the first nine months of 2005 as compared to the same period in 2004. This increase was primarily the result of an increase in the average loans outstanding for the first nine months of 2005 as compared to the same period of 2004, leading to an increase in the interest and fee income on loans of $2,130,531 for the first nine months of 2005 as compared to the same period of 2004. However, the increase in interest and fees on loans was partially offset by a decrease of $795,545 in interest income on investment securities. This decrease was primarily due to a decrease in average investment securities held during the first nine months of 2005 as compared to the same period of 2004. An increase in interest income on federal funds sold of $73,757, primarily due to increased interest rates earned, for the first nine months of 2005 as compared to the same period of 2004 also contributed to the increase in total interest income.
       The increase in total interest income was offset, however, by an increase in total interest expense of $1,850,890, or 38.3 percent, to $6,686,092 for the nine months ended September 30, 2005 as compared to $4,835,202 for the same period in 2004. The increase in total interest expense was primarily caused by a $1,990,562 increase in interest expense on time deposits for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in interest expense on time deposits was primarily the result of a $36.1 million increase in time deposits outstanding, as well as an increase in average rates paid on time deposits, in the first nine months of 2005 as compared to the same period of 2004. Interest expense on savings and money market accounts decreased $136,494 in the first nine months of 2005 as compared to the

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

same period of 2004, partially offsetting the increase in interest expense of time deposits. The decrease in interest expense on savings and money market accounts was primarily a result of a decrease of $24.3 million in average balances held in savings and money market accounts in the first nine months of 2005 as compared to the same period of 2004. This decrease in balance was partially offset, however, by higher interest rates paid in 2005, as depositors moved balances to higher yielding time deposits as interest rates increased.
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
       Total non-interest income increased $163,871, or 19.7 percent, to $994,676 for the three-month period ended September 30, 2005 as compared to $830,805 for the three-month period ended September 30, 2004. Much of the increase in non-interest income was due to a $56,392 increase in other income and a $48,902 increase in gain on the sale of investment securities in the third quarter of 2005 as compared to the same period of 2004. In connection with the Company's Directors' Deferred Compensation Plan, the Bank purchased $5.3 million in bank-owned life insurance ("BOLI") in the first quarter of 2005, resulting in an increase of approximately $56,700 in other income during the third quarter of 2005 as compared to the same period of 2004. In addition, there was a $21,748 increase in service charges on deposit accounts in the third quarter of 2005 as compared to the same period in 2004.        Total non-interest income increased $133,627, or 4.7 percent, for the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. The increase was primarily due to a $184,713 increase in other income, a $33,101 increase in dividends and a $22,567 increase in service charges on deposit accounts that was offset by a $144,312 decrease in securities gains. Much of the increase in other income was again due to the purchase of BOLI in the first quarter of 2005, resulting in an increase of approximately $134,000 in other income in the first nine months of 2005 as compared to the same period of 2004. Also, the Bank sold fewer investment securities for gains in the first nine months of 2005 as compared to the same period of 2004.
       For the three-month period ended September 30, 2005, total non-interest expenses increased $171,649, or 5.8 percent, to $3,139,223 as compared to $2,967,574 for the three-month period ended September 30, 2004. Salaries and employee benefits increased $59,255, or 3.4 percent, and other operating expenses increased $148,270, or 25.4 percent, for the three months ended September 30, 2005 as compared to the same period of 2004. The increase in other operating expenses was primarily due to an increase in the loss on the sale and write-down of other assets of approximately $189,000 during the third quarter of 2005 as compared to the same period of 2004. These increases were partially offset by decreases of $26,954 in advertising and public relations expenses and $14,362 in furniture and equipment expense during the third quarter of 2005 as compared to the same period of 2004.
       Total non-interest expenses increased $142,850, or 1.6 percent, to $9,303,376 for the nine months ended September 30, 2005 as compared to $9,160,526 for the same period last year. For the nine-month period ended September 30, 2005, salaries and employee benefits increased $62,986, or 1.2 percent, and other operating expenses increased $132,000 for the nine months ended September 30, 2005 as compared to the same period of 2004. The increase in other operating expenses was primarily due to an increase in the loss on the sale and write-down of other assets of $163,000 during the first nine months of 2005 as compared to the same period of 2004. These increases were partially offset by decreases of $34,997 in furniture and equipment expense and $17,374 in advertising and public relations expenses in the third quarter of 2005 as compared to the same period of 2004.
        The provision for loan losses for the three months ended September 30, 2005, decreased $71,221 to $128,591 from $199,812 over the same period in 2004. For the nine-month period ended September 30, 2005, the decrease in provision for loan losses was $160,579 to $312,979 from $473,558 over the same period of 2004.  The Bank experienced fewer charge-offs during the first nine months of 2005 as compared to the same period of 2004, reflecting the improvement in the credit quality of loan portfolio in 2005.

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
       For the three-month period ended September 30, 2005, income before taxes decreased $142,656, or 7.8 percent, to $1,697,646 as compared to $1,840,302 for the three months ended September 30, 2004.  Applicable income taxes decreased $74,002, or 14.2 percent, for the three-month period ended September 30, 2005 as compared to the same period in 2004.
       For the nine-month period ended September 30, 2005, income before taxes decreased $290,242, or 5.2 percent, to $5,335,384 as compared to $5,625,626 for the nine-month period ended September 30, 2004.  Applicable income taxes decreased $158,743, or 9.7 percent for the nine months ended September 30, 2005 as compared to the same period of 2004.
       The effect on net income and earnings per share if stock based compensation was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," would not be material for any periods presented.
       On a basic, weighted average per share basis, net income was $2.41 per share based on 1,599,568 weighted shares outstanding for the first nine months of 2005 as compared to $2.41 per share on 1,652,067 weighted shares outstanding for the first nine months of 2004. On a fully diluted basis, net income per share was $2.40 for the first nine months of 2005 on 1,606,913 weighted shares outstanding as compared to $2.40 on 1,660,695 weighted shares outstanding for the first nine months of 2004. On a basic, weighted average per share basis, net income was $0.79 per share based on 1,591,830 weighted shares outstanding for the three months ended September 30, 2005 as compared to $0.80 per share based on 1,651,241 weighted shares outstanding for the same period of 2004. On a fully diluted basis, net income per share was $0.78 for the three months ended September 30, 2005 on 1,598,608 weighted shares outstanding as compared to $0.79 on 1,659,845 weighted shares outstanding for the same period of 2004.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the nine months ended September 30, 2005 (annualized) and for the year ended December 31, 2004.

	For the nine months ended	For year ended
	September 30, 2005	December 31, 2004

Return on assets	1.17%	1.25%
Return on equity	11.31%	11.70%

(b) Financial Condition

       The registrant's total assets increased 5.5 percent to $450,267,626 during the nine months ended September 30, 2005, from $426,929,185 at December 31, 2004. Total net loans were $272,106,299 at September 30, 2005, a 7.8 percent increase compared to $252,334,031 at December 31, 2004. Securities available-for-sale decreased $3,001,803, or 2.2 percent, to $133,462,678 at September 30, 2005, from $136,464,481 at December 31, 2004.  The unrealized loss on available-for-sale securities, net of tax, was $686,470 at September 30, 2005 as compared an unrealized gain of $293,058 at December 31, 2004. The loss in market value of the securities portfolio that occurred in the first nine months of 2005 was primarily a result of the higher interest rates prevalent at September 30, 2005 as compared to December 31, 2004 since bond values move inversely with interest rates.  Also, a deterioration of the credit quality of certain issuers

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

of corporate bonds held by the Company contributed to the unrealized loss that was in place at September 30, 2005.
       Total liabilities increased by 6.4 percent to $405,254,609 for the nine months ended September 30, 2005, compared to $380,968,256 at December 31, 2004. This increase was primarily due to a $14,305,238 or 4.4 percent increase in interest bearing deposits for the nine months ended September 30, 2005.
       Non-performing assets increased to approximately $4,286,200 at September 30, 2005 compared to approximately $4,015,000 at December 31, 2004.  Non-performing assets at September 30, 2005 included $926,600 in other real estate owned, $3,274,900 in non-accrual loans, and $84,700 in loans past due ninety days or more as to interest or principal payment and accruing interest. Additionally, there were approximately $57,000 in restructured loans in compliance with modified terms at September 30, 2005.  At December 31, 2004, the corresponding figures were $3,198,300 in other real estate owned, $511,100 in non-accrual loans, $305,100 in loans past due ninety days or more, and approximately $59,000 in loans restructured and in compliance with modified terms. The allowance for loan losses was 1.14 times the balance of nonaccrual loans at September 30, 2005 as compared to 6.83 times at December 31, 2004. The large decrease in the registrant's other real estate owned at September 30, 2005 as compared to December 31, 2004 was primarily due to the sale of other real estate related to a large credit of the Bank. This credit was a large United States Department of Agriculture ("USDA") guaranteed loan that was placed on nonaccrual status during the second quarter of 2002. Eighty percent of the principal and accrued interest of the loan was guaranteed by the USDA. During the second quarter of 2003, the bank foreclosed on the underlying collateral and received a payment from the USDA for eighty percent of the estimated shortfall between the remaining principal balance and the estimated net realizable value of the underlying collateral. The foreclosed property was placed in other real estate owned. The sale of this property was closed during the third quarter of 2005 and the loss on the sale of the property was approximately $127,000.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2005 if the above nonaccrual loans had been current in accordance with their original terms was approximately $26,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2005, there were approximately $7,290,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $8,895,000 in loans that were classified as "substandard" or worse and accruing interest as of September 30, 2004.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings and dwellings (54% of Tier I capital plus the allowance for credit losses), loans to lessors of non-residential buildings (34% of Tier I capital plus the allowance for credit losses) and loans secured by hotel and motel properties (26% of Tier I capital plus the allowance for credit losses). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the nine months ended September 30, 2005 were approximately $71,600 for an annualized net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.03 percent. This compares to net charge-offs of approximately $514,400 for the nine months ended September 30, 2004 for an annualized net charge-off ratio of 0.28 percent. The Bank has experienced very low net charge-offs for the first nine months of 2005. Management strives to maintain charge-offs as low as possible, but anticipates that charge-offs may return closer to historical levels in the fourth quarter of 2005.
       The total allowance for credit losses increased to $3,730,907 as of September 30, 2005 from $3,489,490 as of December 31, 2004. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

(c) Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $2,034,177 between December 31, 2004 and September 30, 2005.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $19,581,000 at September 30, 2005, representing 14.7 percent of the registrant's investment portfolio as compared to $15,388,000, or 10.5 percent, one year earlier. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the Company's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. The registrant had $8,369,000 in Federal funds sold on September 30, 2005, compared to $7,182,000 as of December 31, 2004.
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

 PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

	Amount at
	September 30, 2005	December 31, 2004

Commitments to extend credit	$35,125,601	$41,843,249
Standby letters of credit	1,339,061	1,320,505
Mortgage loans sold with repurchase
requirements outstanding	7,141,245	6,433,876

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2005, the Bank had total borrowings of $7,655,190 and had approximately $28,633,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $20,000,000 in federal funds lines available from correspondent banks.
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

 PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of September 30, 2005 and December 31, 2004.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)

As of September 30, 2005
Tier I Capital (to risk weighted assets)
FPNC	$45,699	14.34%	$12,747	>	4.00%	$19,121	>	6.00%
FNB	44,668	14.04	12,724	>	4.00	19,086	>	6.00
Total Capital (to risk weighted assets)
FPNC	49,430	15.51	25,494	>	8.00	31,868	>	10.00
FNB	48,399	15.22	25,448	>	8.00	31,810	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	45,699	10.25	17,879	>	4.00	22,348	>	5.00
FNB	44,668	10.03	17,819	>	4.00	22,274	>	5.00

As of December 31, 2004
Tier I Capital (to risk weighted assets)
FPNC	$45,668	15.49%	$11,795	>	4.00%	$17,692	>	6.00%
FNB	44,694	15.19	11,772	>	4.00	17,658	>	6.00
Total Capital (to risk weighted assets)
FPNC	49,157	16.67	23,590	>	8.00	29,487	>	10.00
FNB	48,183	16.37	23,545	>	8.00	29,431	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	45,668	10.67	17,126	>	4.00	21,407	>	5.00
FNB	44,694	10.45	17,106	>	4.00	21,382	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of September 30, 2005, a -200 basis point rate shock was estimated to decrease net interest income approximately $522,000, or 3.7 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $213,000, or 1.5 percent, over the next twelve months as compared to the base scenario. The Bank's rate-sensitive assets and rate-sensitive liabilities are almost evenly matched in the one year or less time frame, however, due to competitive forces in the Bank's local markets, the interest rates the Bank is paying on deposits has been increasing faster than interest rates charged on loans, contributing to the decrease in net interest income in both the -200 basis point and +200 basis point rate shock. Also, the interest rates paid on non-maturity deposit accounts are near their floor levels currently, so a -200 basis point rate shock takes these accounts to their floor interest rates, again contributing to the loss in net interest income in the -200 basis point rate shock. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 2.2 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.2%, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would necessarily vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the third quarter of 2005 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	Or Programs

July 1-31, 2005	732	$50.00	732	$3,028,020
August 1-31, 2005	440	$50.00	440	$3,006,020
September 1-30, 2005	3	$50.00	3	$3,005,870

Total	1,175	$50.00	1,175	$3,005,870
	========	===========	=============	==============

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

                                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 14, 2005                                                    /s/Mark A. Hayes
                                                                                                 Mark A. Hayes, Chief Executive Officer

Date:  November 14, 2005                                                   /s/Tracy Porterfield
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