Form 10-K
period 2005-12-31
FIRST PULASKI NATIONAL CORP
filed 2006-03-30
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.

Commission file number 0-10974

FIRST PULASKI NATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

Tennessee                                                        62-1110294
 (State or other jurisdiction of                                            (I.R.S Employer
incorporation or organization)                                           Identification No.)

206 South First Street, Pulaski, Tennessee                    38478
                (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:  (931)-363-2585

Securities registered under Section 12(b) of the Exchange Act:        None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock Par Value $1.00 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]                      Accelerated filer [    ]                        Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2005 was $73,425,750. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $50 per share, the price at what the registrant's common stock was traded on June 28, 2005, the closest trade, of which the registrant has knowledge, to June 30, 2005.

Shares of Common Stock outstanding on March 8, 2006 were 1,574,834.

Documents Incorporated by Reference:
Part III.   Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 27, 2006 are incorporated by reference into Items 10, 11, 12, and 13.

PART I

ITEM 1.  BUSINESS.

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

During the third quarter of 2001, First National's wholly-owned subsidiary, First Pulaski Reinsurance Company ("FPRC") received its insurance license. FPRC is engaged in the business of reinsuring credit insurance written by the Corporation's subsidiaries.

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

The Corporation owns all of the common stock of the Bank. At December 31, 2005, the Corporation and its subsidiaries had combined total assets of $450,393,007.

At December 31, 2005, the Bank had long-term indebtedness of approximately $4.10 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note G to the Corporation's Consolidated Financial Statements, includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. First National is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, measured by county deposits.

As of March 8, 2006, First National had 156 employees, 17 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three market areas, Giles County, Tennessee, Lincoln County, Tennessee and Marshall County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County.  First National competes in Giles County with six (6) commercial banking organizations. Four (4) of the six (6) commercial banking competitors are small community banking organizations. The other two (2) commercial banking competitors are owned by large regional and super-regional multi-bank holding companies. From June 30, 2003 to June 30, 2005, total deposits for all commercial banks in the Giles County market have increased 7.1% from $513.7 million to $550.1 million. The Bank has six (6) offices in Giles County and approximately 62% of its deposits are located there. As of June 30, 2005, First National had the largest market share of banks in Giles County with a 43.2% share of the bank deposits, over twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,255 in 2004 and a median household income of $34,978 in 2003, the latest available data.

Lincoln County.  First National competes in Lincoln County with five (5) commercial banking organizations. Three (3) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other two (2) commercial banking competitors are small community banking organizations. From June 30, 2003 to June 30, 2005, total deposits for all commercial banks in Lincoln County increased 10.5% from $384.8 million to $425.3 million. The Bank has two (2) branch offices located in this market, and approximately 30% of its deposits are located there. As of June 30, 2005, First National had a 27.9% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 32,141 in 2004, and a median household income of $35,636 in 2003, the latest available data.

Marshall County.  First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2003 to June 30, 2005, total deposits for all commercial banks in the Marshall County market increased 5.4% from $369.7 million to $389.7 million. The bank has two (2) offices in Marshall County and approximately 8% of its deposits are located there. As of June 30, 2005, First National had the fifth largest market share of banks in Marshall County with a 8.6% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 27,911 in 2004 and a median household income of $38,544 in 2003, the latest available data.

The Bank has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and availability of convenient office locations. Direct competition for deposits comes from other commercial banks (as well as from credit unions and savings institutions in neighboring counties). Additional significant competition for savings deposits may come from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of the lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies. The Corporation believes that its strategy in relationship banking and local autonomy in the communities it serves allows flexibility in rates and products offered in response to local needs. The Corporation believes this is its most effective method of competing with both the larger regional bank holding companies and the smaller community banks.

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

SUPERVISION AND REGULATION

Both the Corporation and First National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Corporation's and First National's operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following discussion describes the material elements of the regulatory framework which apply.

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

In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund's reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2005, First National was considered "well capitalized" by its primary regulator.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

The Corporation could sustain losses if its asset quality declines.

The Corporation's earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Corporation could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Corporation's interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect its results of operations and financial condition.

An inadequate allowance for loan losses would reduce the Corporation's earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require First National to increase the allowance for loan losses as a part of their examination process, First National's earnings and capital could be significantly and adversely affected.

Liquidity needs could adversely affect the Corporation's results of operations and financial condition.

The Corporation relies on dividends from First National as its primary source of funds. The primary source of funds of First National are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

The Corporation is geographically concentrated in Giles, Lincoln and Marshall Counties, Tennessee, and changes in local economic conditions impact its profitability.

The Corporation operates primarily in Giles, Lincoln and Marshall counties, and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Corporation's success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions could reduce the Corporation's growth rate, affect the ability of its customers to repay their loans and generally affect its financial condition and results of operations. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Competition from financial institutions and other financial service providers may adversely affect the Corporation's profitability.

The banking business is highly competitive and the Corporation experiences competition in each of its markets from many other financial institutions. The Corporation competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Corporations' primary market areas and elsewhere. Many of the Corporation's competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Corporation has.

Additionally, the Corporation faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Corporation's customers, and may attempt to hire the Corporation's or First National's management and employees.

The Corporation competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Corporation has to attract its customer base from other existing financial institutions and from new residents. This competition has made it more difficult for the Corporation to make new loans and at times has forced the Corporation to offer higher deposit rates. Price competition for loans and deposits might result in the Corporation earning less interest on its loans and paying more interest on its deposits, which reduces the Corporation's net interest income. The Corporation's profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

Loss of the Corporation's senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business.

The Corporation has assembled a senior management team which has a substantial background and experience in banking and financial services in the Corporation's market. Loss of these key personnel could negatively impact the Corporation's earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

The Corporation, as well as First National, operate in a highly regulated environment and are supervised and examined by various federal and state regulatory agencies who may adversely affect the Corporation's ability to conduct business.

The Tennessee Department of Financial Institutions and the Board of Governors of the Federal Reserve supervise and examine First National and the Corporation, respectively. Because First National's deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on First National, including:

  explicit standards as to capital and financial condition;

  limitations on the permissible types, amounts and extensions of credit and investments;

  restrictions on permissible non-banking activities; and

  restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, the Corporation must expend significant time and expense to assure that it is in compliance with regulatory requirements and agency practices.

The Corporation, as well as First National, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Corporation or First National may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators' judgments based on information available to them at the time of their examination. First National's operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Corporation and First National may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such change could adversely affect the Corporation's results of operations.

The Corporation's common stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.

The Corporation's common stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices may not necessarily reflect the actual value of the Corporation's common stock. A shareholders ability to sell the shares of common stock in the Corporation in a timely manner may be substantially limited by the lack of a trading market for the common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2.  PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. Additional properties for parking, storage and expansion in the various locations are leased through the year 2015. Rental expenses for these properties during the year 2005 amounted to $28,005.

ITEM 3.  LEGAL PROCEEDINGS.

The Corporation and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiaries is currently involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                REPURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on NASDAQ or any other quotation service. The following trading prices for 2005 and 2004 represent trades of which the Corporation was aware, primarily through its officers and directors and those of the Bank, and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.
	Trading Prices	Dividends Paid

1st Quarter, 2005	$50.00 - 50.00	$0.41
2nd Quarter, 2005	$46.00 - 50.00	$0.41
3rd Quarter, 2005	$50.00 - 50.00	$0.41
4th Quarter, 2005	$50.00 - 50.00	$0.42

Total Annual Dividend, 2005		$1.65

1st Quarter, 2004	$49.00 - 50.00	$0.41
2nd Quarter, 2004	$49.00 - 50.00	$0.41
3rd Quarter, 2004	$48.50 - 50.00	$0.41
4th Quarter, 2004	$45.00 - 50.00	$0.42

Total Annual Dividend, 2004		$1.65

There are approximately 1,520 shareholders of record of the Corporation's common stock as of February 28, 2006.

The Corporation reviews its dividend policy at least annually. The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of First National. The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies, and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all operations are conducted through its subsidiaries, the Corporation's ability to pay dividends also depends on the ability of the subsidiaries to pay dividends to the Corporation. The ability of First National to pay cash dividends to the Corporation is restricted by applicable regulations of the OCC and the FDIC. For a more detailed discussion of these limitations see "Item 1. Business - Supervision and Regulation - Payment of Dividends."

The table below sets forth the number of shares repurchased by the registrant during the fourth quarter of 2005 and the average prices at which these shares were repurchased.
			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs	or Programs

October 1-31, 2005	3,325	$50.00	3,325	$2,839,620
November 1-30, 2005	990	$50.00	990	$2,790,120
December 1-31, 2005	-	$0.00	-	$2,790,120

Total	4,315	$50.00	4,315	$2,790,120
	===========	===========	=============	==============

On December 21, 2004, the Board of Directors of the Corporation approved a plan authorizing the management of the Corporation, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The above shares were purchased by the registrant in privately negotiated transactions with its shareholders.

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
	For Year Ended December 31,
	2005	2004	2003	2002	2001

	(dollars in thousands)
Interest income	$25,319	$23,217	$23,393	$24,664	$26,919
Interest expense	9,371	6,589	6,881	8,962	12,756
Net interest income	15,948	16,628	16,512	15,702	14,163
Loan loss provision	601	664	1,520	1,614	1,047
Non-interest income	3,944	3,490	4,169	3,611	3,868
Non-interest expense	12,261	12,121	11,946	11,759	10,762
Income before income tax	7,030	7,333	7,215	5,940	6,222
Net income	5,258	5,328	5,010	4,066	4,255

Total assets	$450,393	$426,929	$418,428	$381,670	$363,632
Loans, net of unearned income	272,948	255,824	228,303	233,255	208,917
Securities	133,920	136,464	159,907	114,161	115,550
Deposits	397,412	373,401	362,591	331,248	316,634

Per Share Data:
Net Income-Basic	$3.29	$3.24	$3.05	$2.49	$2.61
Net Income-Diluted	3.28	3.22	3.03	2.47	2.60
Cash dividends paid	1.65	1.65	1.65	1.65	1.57

Total average equity	$45,685	$45,527	$42,934	$41,083	$39,461
Total average assets	442,729	426,067	400,811	370,669	347,191
Total year-end assets	450,393	426,929	418,428	381,670	363,632
Total long-term debt	4,096	4,335	4,640	3,562	1,456

Ratios
Avg equity to avg assets	10.32%	10.69%	10.71%	11.08%	11.37%
Return on average equity	11.51%	11.70%	11.67%	9.90%	10.78%
Return on average assets	1.19%	1.25%	1.25%	1.10%	1.23%
Dividend payout ratio	50.02%	50.99%	54.23%	66.38%	61.05%

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:

	For Year Ended December 31,
	2005	2004	2003	2002	2001

Basic	1,596,695	1,646,422	1,644,008	1,635,777	1,632,054
Diluted	1,603,908	1,655,415	1,653,943	1,646,949	1,636,311

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

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended. The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements. Such factors include those identified in "Item 1A. Risk Factors" above and, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the Corporation's market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) risks inherent in originating loans, including prepayment risks, (vi) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (vii) changes in the legislative and regulatory environment and (viii) loss of key personnel. Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Corporation. The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

OVERVIEW

Management looks at several key performance indicators in evaluating the results of operations of the Corporation and the Bank. Key items include the volume and quality of loans. The Bank continued to experience strong loan demand in 2005 leading to an increase in loans of $17.1 million from December 31, 2004 to December 31, 2005. Nonaccrual loans increased $478,000 from the end of year 2004 to the end of year 2005, but still remained near historical normal levels. However, other real estate owned decreased over $2.1 million from year-end 2004 to year-end 2005 as the Bank sold a large commercial property that it held in other real restate owned at the end of 2004. The sale of this property returned the balance of other real estate owned to normal historical levels. Net charged-off loans in 2005 decreased almost $270,000 in 2005 as compared to 2004. The ratio of net charge-offs to loans outstanding fell to 0.13%, a historically low level, indicating that the loan portfolio remains strong. Another key item is the growth of deposits, which grew over $24.0 million in 2005. Most of the growth in deposit was in interest-bearing balances. The move away from savings/money market balances and toward time deposits that began in 2004 as interest rates began to increase continued in 2005. Balances in savings/money market accounts decreased $16.0 million while time deposit balances increased $32.8 million from year-end 2004 to year-end 2005. This trend began to slow in the latter half of 2005, but management anticipates that this trend will likely continue but at a decreased pace in 2006 as short-term interest rates are expected to continue rising and more customers likely will lock in the higher rates on time deposits.

Net income decreased by $70,000 to $5.26 million in 2005 as compared to 2004, primarily due to a decrease in the net interest margin to 4.09% in 2005 from 4.44% in 2004. Intense local competition in both loan and deposit pricing and a flat yield curve were the primary contributors to the decrease in the net interest margin in 2005. Management anticipates that this aggressive competition will continue into 2006 and that the Corporation's net interest margin may continue to experience compression, especially if short-term interest rates continue to rise and the yield curve remains flat or inverts. Management monitors the Corporation's net interest margin closely and strives to maintain the Corporation's net interest margin at acceptable levels.

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

The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. Our methodology of assessing the appropriateness of the allowance consists of the formula allowance and specific allowances.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed, and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $250,000 and all loans criticized as "Special Mention" over $400,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors to review the level of loan losses required to be specifically allocated.

For a more detailed description of other accounting policies the Corporation considers significant in the determination of its results of operations, statement of condition and cash flows, see Note A, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2005 was approximately $5.26 million, or $3.28 per diluted share, compared with approximately $5.33 million, or $3.22 per diluted share, in 2004 and approximately $5.01 million, or $3.03 per diluted share, in 2003. Although net income decreased in 2005 as compared to 2004, the earnings per share increased due to the retirement of shares of the Corporation's common stock in 2005. In 2005, the Corporation repurchased and retired 44,500 shares of its common stock. Return on average assets was 1.19% in 2005, 1.25% in 2004 and 1.25% in

2003. The return on average equity was 11.5%, 11.7% and 11.7% for 2005, 2004 and 2003, respectively. A flattening yield curve and increased competition in the Corporation's local market led to a decrease in the net interest margin in 2005, which was the primary cause for the decrease in net income in 2005 as compared to 2004.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 2005, net interest income decreased by 4.1% to $16.0 million from $16.6 million in 2004, following an increase of 0.7% in 2004 from $16.5 million in 2003. Total assets of the Corporation increased approximately $23.5 million from December 31, 2004 to December 31, 2005. Loans net of unearned income increased approximately $17.1 million from December 31, 2004 to December 31, 2005. Deposits increased approximately $24.0 million over the same period, resulting in an approximate $2.5 million decrease in investments as the Corporation funded a portion of its loan growth with maturing investment securities. Also, the Corporation purchased $5.3 million in bank-owned life insurance ("BOLI") in 2005, contributing to the decrease in investment securities in 2005. Total assets of the Corporation increased approximately $8.5 million from December 31, 2003 to December 31, 2004. Deposits increased approximately $10.8 million and loans increased approximately $27.5 million from December 31, 2003 to December 31, 2004.

Much of the increase in loans in 2004 was funded with maturing investment securities and by liquidating certain investment securities, leading to a decrease in investment securities of approximately $23.4 million from December 31, 2003 to December 31, 2004.

Net interest income on a fully taxable equivalent basis decreased $866,000 from 2004 to 2005. This decrease resulted from an $890,000 increase due to increased volumes offset by a $1,756,000 decrease due to changes in interest rates. The increase in interest expense in 2005 was primarily a result of increased short-term interest rates, as well as intense local competition for interest-bearing deposits. In 2004, net interest income increased $414,000, on a taxable equivalent basis, as compared to 2003, resulting from an increase of $1,151,000 due to increased volumes, particularly in tax-exempt investment securities, offset by a decrease of $737,000 due to interest changes in interest rates.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management strives to maintain an acceptable spread between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities to maintain an adequate net interest margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2005, 2004 and 2003.
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans and lease financing	$267,459	$20,500	7.66%	$238,903	$17,554	7.35%	$232,034	$17,921	7.72%
Taxable investment securities	71,313	2,500	3.51%	81,056	3,204	3.95%	88,889	3,855	4.34%
Non-taxable investment
securities	63,778	2,888	4.53%	69,041	3,321	4.81%	41,354	2,164	5.23%
Federal funds sold	6,382	194	3.04%	7,168	89	1.24%	10,480	109	1.04%
Time deposits in other banks	204	7	3.43%	202	5	2.48%	108	3	2.78%

Total Interest-Earning Assets	409,136	26,089	6.38%	396,370	24,173	6.10%	372,865	24,052	6.45%

Non-Interest Earning Assets:
Cash and due from banks	11,387			10,825			11,000
Premises and equipment, net	9,740			9,842			10,302
Other Assets	15,152			13,720			14,755
Less allowance for loan losses	(3,619)			(3,373)			(3,384)

Total Non-Interest Earning Assets	32,660			31,014			32,673

TOTAL	$441,796			$427,384			$405,538
	======			======			======

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$32,272	$314	0.97%	$33,489	$324	0.97%	$27,845	$269	0.97%
Savings deposits	79,606	1,287	1.62%	102,601	1,327	1.29%	108,192	1,577	1.46%
Time deposits	224,964	7,524	3.34%	189,947	4,697	2.47%	174,691	4,839	2.77%
Other borrowed money	4,825	246	5.10%	4,766	241	5.06%	3,643	197	5.41%

Total Interest-Bearing
Liabilities	341,667	9,371	2.74%	330,803	6,589	1.99%	314,371	6,882	2.19%

Non-Interest-Bearing Liabilities:
Demand deposits	52,225			47,406			43,864
Other liabilities	2,929			2,980			2,148

Total Non-Interest Bearing
Liabilities	55,154			50,386			46,012
Shareholders' Equity	44,975			46,195			45,155

TOTAL	$441,796			$427,384			$405,538
	======			======			======

Net interest earnings/spread,
on a taxable equivalent basis		16,718	4.09%		17,584	4.44%		17,170	4.60%
Taxable equivalent adjustments:
Loans		70			47			73
Investment securities		700			909			585

Total taxable equivalent adjustment		770			956			658

Net interest earnings		$15,948			$16,628			$16,512
		=====			=====			=====

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,141,136 for 2005, $1,048,243 for 2004 and $959,652 for 2003.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.
	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans and lease financing	$2,098	$848	$2,946	$531	($898)	($367)
Taxable investment securities	(385)	(319)	(704)	(340)	(311)	(651)
Non-taxable investment securities	(253)	(180)	(433)	1,449	(292)	1,157
Federal funds sold	(10)	115	105	(34)	14	(20)
Time deposits	0	2	2	3	(1)	2

Total Interest-Earning Assets	$1,450	$466	$1,916	$1,609	($1,488)	$121
	=======	=======	=======	=======	=======	=======

Interest Paid On:
Demand deposits	($12)	$2	($10)	$55	$0	$55
Savings deposits	(297)	257	(40)	(81)	(169)	(250)
Time deposits	866	1,961	2,827	423	(565)	(142)
Other borrowed money	3	2	5	61	(17)	44

Total Interest-Bearing Liabilities	$560	$2,222	$2,782	$458	($751)	($293)
	=======	=======	=======	=======	=======	=======
Net Interest Earnings, on a taxable
equivalent basis	$890	($1,756)	($866)	$1,151	($737)	$414
	=======	=======	=======	=======	=======	=======
Less: taxable equivalent adjustment			(186)			298

Net Interest Earnings			($680)			$116
			=======			=======

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

NON-INTEREST INCOME

Non-interest income totaled $3,944,088 in 2005, an increase of $453,639, or 13.0%, from 2004. The increase is primarily attributable to a $191,719 increase in BOLI income and a decrease in the loss on the sale of other assets of $176,123 in 2005 as compared to 2004. The increase in BOLI income was attributable to increases in the cash surrender value on the purchase of $5.3 million of BOLI in 2005. Almost all of the losses on the sale of other assets in 2005 and 2004 were attributable to losses or write-downs on other real estate owned that was acquired through foreclosure. Also, service charges on deposit accounts increased $119,735 in 2005 as compared to 2004 primarily due to increased overdraft fees. These increases were offset however by a decrease in security gains of $172,335 in 2005 as compared to 2004 as the Bank sold fewer securities for gains in 2005 as compared to 2004.

Non-interest income equaled $3,490,449 in 2004, a decrease of $678,753, or 16.3%, from 2003. The decrease is attributable primarily to a $313,005 decrease in mortgage banking fees as well as a loss on the sale of other assets of $199,905 in 2004 as compared to a gain on the sale of other assets of $148,746 in 2003, resulting in a decrease in the gain on the sale of other assets of $348,651 in 2004 as compared to 2003. Almost all of the loss on the sale of other assets in 2004 was attributable to losses or write-downs on other real estate owned that was acquired through foreclosure. The decrease in mortgage banking fees in 2004 was primarily a result of fewer mortgage refinancings as mortgage interest rates halted their decline in 2004. Also, security gains decreased $39,259, or 17.2%, in 2004 as compared to 2003.

NON-INTEREST EXPENSE

Non-interest expense in 2005 was $12,260,988, up $139,742, or 1.2%, from 2004. This increase is primarily attributable to a $243,194, or 3.5%, increase in salaries and employee benefits that was offset by decreases in most other non-interest expense categories in 2005 as compared to 2004. The increase in salaries and employee benefits was largely due to increased personnel expenses per employee. The largest decrease was a $48,573, or 1.9%, decrease in other operating expenses in 2005 as compared to 2004.

Non-interest expense in 2004 was $12,121,246, up $175,313, or 1.5%, from 2003. This increase is primarily attributable to a $173,901, or 2.6%, increase in salaries and employee benefits and a $69,309, or 12.9%, increase in advertising and public relations expense in 2004 as compared to 2003. The increase in salaries and employee benefits was largely due to increased personnel expenses per employee, and the increase in advertising and public relations expense was primarily due to a new advertising campaign the Bank began in 2004. These increases were offset by a decrease of $96,214, or 3.7%, in other operating expenses in 2004 as compared to 2003.

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

The provision for loan losses was $600,942 in 2005 compared to $664,320 in 2004 and $1,520,318 in 2003. The decreases in provision for loan losses in 2005 and 2004 were primarily a result of an improvement in the overall condition of the Bank's loan portfolio in those years as compared to 2003. The higher level of the provision for loan losses in 2003 was primarily due to an increase in non-performing loans as a result of the general economic downturn in the local markets in which the Bank competes. The Bank had experienced an increase in "substandard" and nonperforming loans, primarily in commercial real estate loans, throughout 2003 and 2002.

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $1,772,601, $2,005,482, and $2,205,371 in 2005, 2004 and 2003, respectively. The effective tax rates were 25.2%, 27.3%, and 30.6% in 2005, 2004 and 2003, respectively. The decrease in the effective tax rates in 2005 and 2004 were primarily due to increased holdings in nontaxable securities in 2005 and 2004, as well as the purchase of $5.3 million in BOLI in 2005.

The Corporation had net deferred tax assets of $2,098,308 at December 31, 2005, as compared to a net deferred tax asset of $714,316 at December 31, 2004. The deferred tax asset resulting from the allowance for loan losses was the largest deferred tax asset in both periods; however, in 2005 the Corporation also had a large deferred tax asset resulting from the Financial Accounting Standards Board ("FASB") Statement 115 equity adjustment (adjustment made to shareholders' equity for unrealized gains/losses on investment securities). Note H to the Consolidated Financial Statements provides a detailed analysis of the components of income tax expense.

FINANCIAL CONDITION

LOANS

Management's focus is to promote loan growth in the Corporation's target market, emphasizing the expansion of business in the Corporation's trade area. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. Overall loans increased $17,124,008 from December 31, 2004 to December 31, 2005. The increase in loans was primarily due to a $6.9 million increase in commercial and industrial loans and a $6.0 million increase in commercial real estate loans as well as a $2.4 million increase in construction and land development loans. However, these increases were offset by a decrease of $1.5 million in agricultural loans as of December 31, 2005 as compared to December 31, 2004.

Over the last three years, average total loans and leases increased by $28.6 million, or 12.0%, in 2005, by $6.9 million, or 3.0%, in 2004 and by $10.0 million, or 4.5%, in 2003, in each case over the prior year. The growth in deposits was the primary funding source for this continuing increase in loan demand; however, in the latter half of 2004 and 2005, investment maturities and sales were also a significant funding source for the increase in loans.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the Corporation has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings and dwellings (56% of Tier I capital plus the allowance for credit losses), loans to lessors of non-residential buildings (36% of Tier I capital plus the allowance for credit losses) and loans secured by hotel and motel properties (25% of Tier I capital plus the allowance for credit losses). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant makes commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.

The amounts of loans and leases outstanding, including unearned income, at the indicated dates are shown in the following table according to type of loan.

LOAN PORTFOLIO
	December 31,
	2005	2004	2003	2002	2001

	(in thousands of dollars)
Construction and land development	$9,654	$7,211	$7,859	$10,901	$8,879
Commercial and Industrial	26,680	19,814	21,803	20,999	19,169
Agricultural	5,804	7,298	7,014	7,871	8,233
Real estate - farmland	23,334	21,845	19,463	24,019	23,474
Real estate - residential	75,544	74,913	60,619	59,479	52,311
Real estate - nonresidential, nonfarm	104,828	98,862	84,236	78,784	60,773
Installment - individuals	22,974	23,228	24,077	26,845	31,040
Other loans(1)	4,432	2,935	3,473	4,660	5,482

	$273,250	$256,106	$228,544	$233,558	$209,361
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2005 (excluding residential mortgage, home equity, installment-individual loans, and lease financing).
	Due in one year or less	Due after one year but before five years	Due after five years	Total

	(in thousands of dollars)
Construction and land development	$6,724	$2,424	$506	$9,654
Commercial and industrial	15,930	7,751	2,999	26,680
Agricultural	5,017	787	-	5,804
Real estate-farmland	12,948	9,508	878	23,334
Real estate-nonresidential, nonfarm	24,586	61,759	18,483	104,828

Total selected loans	$65,205	$82,229	$22,866	$170,300
	==========	==========	==========	==========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2005.

	Due in one year or less	Due after one year but before five years	Due after five years	Total

Percent of total selected loans	38.29%	48.28%	13.43%	100.00%
Cumulative percent of total	38.29%	86.57%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year

Fixed rate loans		$68,501	$5,030	$73,531
Variable rate loans		13,728	17,836	31,564

Total		$82,229	$22,866	$105,095
		==========	==========	==========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and daily averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

	For year ended December 31,
	2005	2004	2003	2002	2001

	(in thousands of dollars)
Amount of net loans and
lease financing outstanding
at end of period	$272,948	$255,824	$228,303	$233,255	$208,917
	=========	=========	=========	=========	=========
Daily average amount of
loans and leases	$267,459	$238,903	$232,034	$221,996	$198,347
	=========	=========	=========	=========	=========
Balance of allowance for
possible loan losses at
beginning of period	$3,489	$3,449	$3,810	$3,088	$2,884
Less charge-offs:
Construction and land
development	56	-	731	11	-
Commercial and industrial	15	155	433	335	156
Agricultural	-	8	286	85	61
Real estate-farmland	-	19	35	2	-
Real estate-residential	226	50	45	117	81
Real estate-nonresidential,
nonfarm	-	393	181	60	-
Installment-Individuals	455	372	511	612	858
Other loans	-	-	14	-	-

	752	997	2,236	1,222	1,156
Add recoveries:
Construction and land
development	-	-	13	11	-
Commercial and Industrial	15	88	63	47	67
Agricultural	15	21	14	13	26
Real estate-farmland	12	22	-	2	-
Real estate-residential	58	22	4	4	1
Real estate-nonresidential,
nonfarm	6	33	1	8	-
Installment-Individuals	290	186	259	245	219
Other loans	1	1	1	-	-

	397	373	355	330	313

Net loans charged off	355	624	1,881	892	843

Provision charged to expense	601	664	1,520	1,614	1,047

Balance at end of period	$3,735	$3,489	$3,449	$3,810	$3,088
	=========	=========	=========	=========	=========
Net charge-offs as percent of
average loans outstanding:	0.13%	0.26%	0.81%	0.40%	0.43%

Net charge-offs as percent of:
Provision for loan losses	59.1%	94.0%	123.8%	55.3%	80.5%
Allowance for loan losses	9.5%	17.9%	54.5%	23.4%	27.3%

Allowance at end of period to
loans, net of unearned income	1.37%	1.36%	1.51%	1.63%	1.48%

Net loans charged-off decreased to $355,177 in 2005 from $623,506 in 2004 following a decrease from $1,881,267 in 2003. An overall improvement in the Bank's loan portfolio led to the decreases in net charge-offs in 2005 and 2004. Net loan losses in 2005 consisted of net losses on real estate loans of $205,120, net losses on loans to individuals of $164,957, net losses on commercial and industrial loans of $63 and net recoveries on agricultural loans of $13,913. This compares to net loan losses in 2004 which consisted of net losses on real estate loans of $384,537, net losses on loans to individuals of $185,367, net losses on commercial and industrial loans of $67,287 and net recoveries on agricultural loans of $13,685. The allowance for loan and lease losses at the end of 2005 was $3.74 million, or 1.37% of outstanding loans and leases, as compared to $3.49 million, or 1.36% of outstanding loans and leases, and $3.45 million, or 1.51% of outstanding loans and leases, in 2004 and 2003, respectively. Net loans charged-off amounted to 0.13% of average total loans outstanding in 2005, 0.26% in 2004 and 0.81% in 2003. Reference is made to Note C to the Consolidated Financial Statements for further detail regarding charge-offs and recoveries by category.

The allowance for loan losses was 3.78 times the balance of nonaccrual loans at the end of 2005, 6.83 in 2004 and 1.43 in 2003. Nonaccrual loans increased $478,080 to $989,178 from December 31, 2004 to December 31, 2005. The increase in nonaccrual loans during 2005 resulted primarily from an increase in commercial real estate loans and commercial and industrial loans that were classified as nonaccrual. Nonaccrual loans decreased $1.90 million to $511,098 from December 31, 2003 to December 31, 2004. The decrease in nonaccrual loans during 2004 resulted primarily from a decrease in commercial real estate loans that were classified as nonaccrual. This change from nonaccrual status resulted from pay-offs of some loans and the foreclosure on the real estate securing others that led to the loan balance being transferred to other real estate owned. Management believes that the allowance for possible loan losses as of December 31, 2005 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.
	December 31,
	2005	2004	2003	2002	2001

	(amounts in thousands of dollars)
Allowance applicable to :
Construction and land development	$376	$177	$111	$559	$16
Commercial loans	658	456	454	581	669
Agriculture loans	64	188	177	88	142
Real estate-farmland	267	203	160	109	195
Real estate-residential	833	804	613	470	425
Real estate-nonresidential
nonfarm	1,084	1,080	1,229	766	281
Individual loans	428	558	699	1,221	1,342
Other loans	25	23	6	16	18

	$3,735	$3,489	$3,449	$3,810	$3,088
	=======	=======	=======	=======	=======
Percentages of loans by
category to total loans:
Construction and land development	3.53%	2.81%	3.44%	4.67%	4.24%
Commercial loans	9.77%	7.74%	9.54%	8.99%	9.15%
Agriculture loans	2.12%	2.85%	3.07%	3.37%	3.93%
Real estate-farmland	8.54%	8.53%	8.52%	10.28%	11.21%
Real estate-residential	27.65%	29.25%	26.52%	25.47%	24.99%
Real estate-nonresidential
nonfarm	38.36%	38.60%	36.86%	33.73%	29.03%
Individual loans	8.41%	9.07%	10.53%	11.49%	14.83%
Other loans	1.62%	1.15%	1.52%	2.00%	2.62%

	100.00%	100.00%	100.00%	100.00%	100.00%
	=======	=======	=======	=======	=======

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

From December 31, 2004 to December 31, 2005, nonaccruing loans increased by 93.5% to $1.0 million following a decrease of 78.8% at year-end 2004 as compared to year-end 2003. The changes in each year were primarily a result of the items discussed previously under the section titled "Summary of Loan Loss Experience." There were approximately $61,000 in restructured loans that were in compliance with the modified terms at year-end 2005. This compares to approximately $59,000 in loans restructured and in compliance with the modified terms at year-end 2004. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $1,059,000 at December 31, 2005, a decrease of 66.9% from $3,198,000 at December 31, 2004. The decrease in other real estate owned during 2004 was primarily the result of the sale of several properties held by the Bank during the year, especially certain commercial real estate.

Loans past due ninety days or more and accruing interest totaled $107,287 as of December 31, 2005, a decrease of $197,779, or 64.8%, as compared to December 31, 2004. Loans past due ninety days or more totaled $305,066 as of December 31, 2004, an increase of 23.0% when compared to December 31, 2003. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan and lease losses.

The following table summarizes the company's non-performing assets, loans past due ninety days or more and restructured loans.

	December 31,
	2005	2004	2003	2002	2001

	(in thousands of dollars)
Nonaccrual loans	$989	$511	$2,410	$7,237	$2,166
Troubled debt restructurings	61	59	62	464	0
Other real estate owned	1,059	3,198	4,329	1,129	296
Loans past due ninety days or
more as to interest or
principal payment	107	305	248	395	402

The amount of interest income actually recognized on the nonaccrual loans above during 2005, 2004 and 2003, was $13,457, $10,942 and $96,324 respectively. The additional amount of interest income that would have been recorded during 2005, 2004 and 2003, if the above amounts had been current in accordance with their original terms was $14,915, $41,586 and $219,738, respectively.

Loans that are classified as "substandard" or worse by the Bank represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of December 31, 2005, there were approximately $8,880,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $8,990,000 in loans that were classified as "substandard" or worse and accruing interest as of December 31, 2004. As of December 31, 2005, management was not aware of any specifically identified loans, other than those included in the categories discussed above that represent significant potential problems or that management has serious doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank maintain adequate audit standards, exercise appropriate internal controls and conduct regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. The section of this report entitled - "Critical Accounting Policies" as well as Note A of the Notes to Consolidated Financial Statements contain more information pertaining to the Corporation's allowance for loan and lease losses.

SECURITIES

The securities portfolio consists primarily of U.S. Treasury obligations, U.S. government agency securities, marketable bonds of states, counties and municipalities, and corporate bonds. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of investment and other securities at the dates indicated:

	December 31,
	2005	2004	2003

	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$-	$98	$100
U.S. Government Agencies	61,876	55,273	68,028
Obligations of states and
political subdivisions	63,584	66,899	65,662
Other debt securities	8,460	14,194	25,797
Other securities	1,920	1,810	2,066

Total securities	$135,840	$138,274	$161,653
	=========	=========	=========

Note: Other securities in the above table includes stock of government agencies, stock of corporations, and mutual funds. The Corporation does not have any securities classified as held-to-maturity.

The following table sets forth the maturities of securities at December 31, 2005 and the average yields of such securities (calculated on the basis of the amortized cost and effective yields).

	U.S. Treasuries	State and
	and Government	Political	Other
	Agencies	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Within one year:
Amount	$19,856	$3,668	$2,369	$25,893
Yield	2.81%	6.50%	4.30%	3.47%

After one but within
five years:
Amount	$41,805	$23,729	$6,580	$72,114
Yield	3.42%	5.15%	5.30%	4.16%

After five but within
ten years:
Amount	$380	$36,860	$0	$37,240
Yield	5.15%	4.81%	0.00%	4.81%

After ten years:
Amount	$1,036	$0	$0	$1,036
Yield	4.33%	0.00%	0.00%	4.33%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis. The maturity date used in the above table for amortizing securities (e.g. mortgage-backed securities) is the average maturity date.

Total average securities decreased by $15.0 million, or 10.0%, to $135.1 million during 2005 as compared to $150.1 million for 2004. Average non-taxable investment securities decreased by $5.3 million, or 7.6%, while average taxable investment securities decreased by $9.7 million, or 12.0%, to account for the overall decrease in average investments. The decrease in total average securities during 2005 was primarily a result of funding increased loan demand with maturing investments during 2005. Total average securities increased $19.9 million, or 15.2%, to $150.1 million at the end of 2004 as compared to $130.2 million at the end of 2003. The increase total average securities in 2004 resulted primarily from the higher deposit growth than loan growth experienced in early 2004.

During 2005, the Corporation saw deterioration in the market value of its investment securities portfolio. There was an unrealized loss on investment securities of $1,469,319 at December 31, 2005 as compared to an unrealized gain on investment securities of $293,058. The primary cause for unrealized losses within the portfolio is the impact movements in market rates have had in comparison to the underlying yields on these securities as well as a deterioration of the credit quality of certain corporate issues held by the Corporation.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including large certificates of deposits. Aggregate average deposits increased by $15.6 million, or 4.2%, to $389.1 million in 2005, by $18.9 million, or 5.3%, to $373.4 million in 2004, and by $30.2 million, or 9.3%, to $354.6 million in 2003. Although the Corporation experienced a 10.2% growth in non-interest deposits in 2005 as compared to 2004, much of the dollar growth in deposits experienced by the Corporation in 2005 was in accounts that are interest sensitive, especially time deposits. Average time deposits increased $35.0 million in 2005 and $15.3 million in 2004 as compared to the previous year. In 2003, most of the growth in deposits was in savings deposits. Average savings deposits increased $26.6 million in 2003 as compared to 2002.

The average amount of deposits for the periods indicated is summarized in the following table:
	For year ended December 31,

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$52,225	0.00%	$47,406	0.00%	$43,864	0.00%

Interest bearing
demand deposits	32,272	0.97%	33,489	0.97%	27,845	0.97%
Savings deposits	79,606	1.62%	102,601	1.29%	108,192	1.46%
Time deposits of
$100,000 or more	120,636	3.44%	95,843	2.62%	77,566	3.03%
Other time deposits	104,328	3.23%	94,104	2.35%	97,125	2.56%

Total interest bearing
deposits	336,842	2.71%	326,037	1.95%	310,728	2.15%

Total deposits	$389,067		$373,443		$354,592
	========		========		========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows (in thousands of dollars):

3 months or less	$43,482
Over 3 months through 6 months	25,805
Over 6 months through 12 months	23,737
Over 1 year	33,487

Total	$126,511
==========

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

OFF BALANCE SHEET ARRANGEMENTS

Neither the Corporation nor the Bank have historically incurred off-balance sheet obligations through the use of, or investment in, off-balance sheet derivative financial instruments of structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The following table summarizes the Bank's involvement in financial instruments with off-balance-sheet risk as of December 31:
	Amount

	2005	2004	2003

Commitments to extend credit	$34,958,643	$41,843,249	$32,337,720
Standby letters of credit	1,305,755	1,320,505	1,696,848
Mortgage loans sold with repurchase
requirements outstanding	6,774,798	6,433,876	7,749,111

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $25.6 million at December 31, 2005, representing 19.1% of the investment securities portfolio, an increase from the 9.8% level of 2004. Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold and maturing loans provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the bank has short-term liquidity needs. As of December 31, 2005, the Bank had $20.0 million available under these lines. At December 31, 2005, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2005 equaled $83,000 at an average interest rate of 3.86%. For 2004 the average daily federal funds purchased equaled $294,000 at an average interest rate of 1.71%. For 2003 the average daily federal funds purchased equaled $22,000 at an average interest rate of 1.49%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2005, the Bank had total borrowings of $4,096,152 and had approximately $33,177,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

On December 21, 2004, the Board of Directors of the Corporation approved a plan authorizing the management of the Corporation, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. Management does not anticipate that this plan will reduce liquidity to unacceptable levels. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities".

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits, especially those over $100,000, are much more interest-sensitive than are savings accounts. For its repricing gap analysis, the Bank classifies fifty percent of money market accounts as repricing in 4 to 12 months, with the remaining fifty percent classified as repricing in over one year but through three years. Regular savings and NOW accounts are classified by the Bank as sixty percent repricing over one year through three years, twenty percent repricing over 3 years through 5 years, and the remaining twenty percent repricing over 5 years. At December 31, 2005, the Corporation had a total of $93.0 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

Interest rate sensitivity gaps by maturities are summarized below. Matured time deposits are included as time deposits maturing in 0-30 days in the following table.
December 31, 2005			91-365	+1 - 3	+3 - 5	Over 5
$ in thousands	0-30 days	31-90 days	days	years	years	years	Total

Interest-sensitive assets:
Loans and leases	63,752	21,186	68,966	87,465	25,886	4,211	271,466
Taxable securities	1,400	249	22,083	46,234	1,176	1,334	72,476
Nontaxable securities	135	1,283	2,227	8,324	15,350	36,488	63,807
Federal funds sold	10,761	-	-	-	-	-	10,761

Total	$76,048	$22,718	$93,276	$142,023	$42,412	$42,033	$418,510

Interest-sensitive liabilities:
Demand deposits	-	-	-	19,430	6,477	6,477	32,384
Savings	-	-	22,071	39,816	5,914	5,914	73,715
Time	38,553	36,723	104,352	39,907	16,672	80	236,287
Federal funds purchased	-	-	-	-	-	-	-
Other borrowed funds	18	36	168	483	846	2,545	4,096

Total	38,571	36,759	126,591	99,636	29,909	15,016	346,482

Interest sensitivity gap	$37,477	$(14,041)	$(33,315)	$42,387	$12,503	$27,017	$72,028
Cumulative gap	37,477	23,436	(9,879)	32,508	45,011	72,028	72,028
Cumulative RSA/RSL	1.972	1.311	0.951	1.108	1.136	1.208	1.208
Ratio of cumulative gap
to earning assets	8.95%	5.60%	-2.36%	7.77%	10.76%	17.21%	17.21%

As seen in the table above, the Corporation is in a slightly negative cumulative gap position in the one year or less interval, indicating that it has more rate sensitive liabilities which will reprice within one year than it has rate sensitive assets that will reprice within one year. This normally indicates that the Corporation would be in position to reprice its rate-sensitive liabilities (deposits) more quickly than it would its rate-sensitive assets (loans and investments). During periods of increasing interest rates the negative gap would theoretically work to the Corporation's disadvantage, narrowing the net interest spread between assets and liabilities, if the Corporation was able to increase the interest rate earned on assets at the same level as it increased the interest rates paid on its liabilities. To the contrary, however, during periods of decreasing interest rates the negative gap would be to the Corporation's advantage, with the net interest spread widening. Theoretically, a gap position of near zero would produce minimum fluctuations of the net interest spread over long periods of time, negating the effect of rising and falling interest rate environments. A positive gap position would essentially reverse the effects of rising and falling rates.

It is management's objective to minimize this gap through the asset/liability management process. The gap position is closely monitored, and investment decisions and deposit and loan pricing structures are configured with the gap position in mind. The gap table is updated at least monthly or more often if considered necessary. Asset/Liability management limits the ratio of rate sensitive assets to rate sensitive liabilities that mature or reprice in one year or less to not less than 0.70 and not more than 1.20. At December 31, 2005, the RSA/RSL was 0.951 at the one year or less level, a slightly negative gap position. If the RSA/RSL ratio is outside this parameter, management will take action to review asset and liability mixes, maturities, yields and costs, review objectives and strategies, and determine if changes are needed.

The Corporation has certain contractual obligations summarized in the table below.
	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$4,096,152	$221,935	$482,697	$846,171	$2,545,349
Operating Lease Obligations	57,700	13,200	12,000	12,000	20,500

Total	$4,153,852	$235,135	$494,697	$858,171	$2,565,849
	==========	==========	==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 3.4% in 2005 and 5.4% in 2004. Average equity decreased 2.6% in 2005 and increased 2.3% in 2004. The causes of the decrease in average equity in 2005 are discussed below.

The Corporation's equity capital was $44,756,331 at December 31, 2005, as compared to $45,960,929 at December 31, 2004, a decrease of 2.6% over the period. The decrease in equity capital was primarily due to two factors. The first factor was the retirement of $2.2 million of the Corporation's common stock in 2005. The second factor in the decrease in equity capital was the unrealized gain on investment securities in 2004 changing to an unrealized loss in 2005, resulting in a $1,762,377 difference charged to unrealized loss on investment securities at December 31, 2005 as compared to the same period of 2004. The Corporation's equity-to-average asset ratio (net of unrealized gain/loss on investment securities) was 10.3% in 2005, as compared to 10.7% for 2004. Management believes that the Corporation's 2005 earnings were sufficient to keep pace with its growth in total assets. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 50.0% in 2005, 51.0% in 2004, and 54.2% in 2003.

As of December 31, 2005, the authorized number of common shares was 10 million shares, with 1,587,464 shares issued and outstanding.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities that would have a material adverse effect on the Corporation's liquidity, capital resources or operations.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31, 2005, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.
						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of December 31, 2005
Total Capital (to risk weighted assets)
FPNC	$49,960	15.80%	$25,296	>	8.00%	$31,620	>	10.00%
FNB	49,145	15.54	25,292	>	8.00	31,615	>	10.00
Tier I Capital (to risk weighted assets)
FPNC	46,225	14.62	12,648	>	4.00	18,972	>	6.00
FNB	45,410	14.36	12,646	>	4.00	18,969	>	6.00
Tier I Capital (to average quarterly assets)
FPNC	46,225	10.26	18,027	>	4.00	22,534	>	5.00
FNB	45,410	10.08	18,012	>	4.00	22,515	>	5.00

As of December 31, 2004
Total Capital (to risk weighted assets)
FPNC	$49,157	16.67%	$23,590	>	8.00%	$29,487	>	10.00%
FNB	48,183	16.37	23,545	>	8.00	29,431	>	10.00
Tier I Capital (to risk weighted assets)
FPNC	45,668	15.49	11,795	>	4.00	17,692	>	6.00
FNB	44,694	15.19	11,772	>	4.00	17,658	>	6.00
Tier I Capital (to average quarterly assets)
FPNC	45,668	10.67	17,126	>	4.00	21,407	>	5.00
FNB	44,694	10.45	17,106	>	4.00	21,382	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. This SOP provides that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or "carried over" in the initial accounting for loans acquired. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not have a material impact on the Corporation's financial statements.

In March 2004, the FASB Emerging Issue Task Force ("EITF") released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 31, 2003. In November 2005, FASB issued FASB Staff Position ("FSP") Nos. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is other-than-temporary for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If other-than-temporary, an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective in reporting periods beginning after December 15, 2005. The Corporation does not expect the adoption of this FSP to have a material impact on its results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires all forms of share-based payment to employees, including stock options, to be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Under SFAS No. 123R, share-based payment awards result in a compensation cost that will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. Existing options that will vest after adoption date will result in additional compensation expense. SFAS No. 123R is effective for public companies as of the beginning of the Corporation's interim reporting period of the first fiscal year that begins on or after June 15, 2005. Existing options that will vest after adoption date will result in additional compensation expense. The Corporation does not expect a material impact on its results of operations or financial position as a result of the adoption of SFAS No. 123R.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005. The Corporation does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Corporation's primary place of exposure to market risk is interest rate volatility of its loan portfolio, investment portfolio and interest bearing deposit liabilities. Fluctuations in interest rates ultimately impact both the level of income and expense recorded on a large portion of the Corporation's assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. As of December 31, 2005, a +200 basis point rate shock is estimated to decrease net interest income approximately $553,000, or 3.9%, as compared to rates remaining stable over the next 12 months. This is within the Bank's Asset/Liability policy limit of -7.0%. Also, a +200 basis point rate shock was forecast to decrease the current present value of the Bank's equity by 0.5%, well within the policy limits of -25%. In addition, the -200 basis point rate shock is estimated to decrease the current present value of the Bank's equity by 1.3% and would decrease net interest income an estimated $193,000, or 1.4%, over the next twelve months, as compared to rates remaining stable, both within policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2005. Matured time deposits are included as time deposits maturing in 2006 in the following table.
Expected Maturity Date for year ending December 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$21,047	$1,175	$7,478	$3,866	$5,107	$29,573	$68,246	$67,821
Average interest rate	7.70%	7.46%	7.72%	7.79%	6.96%	7.50%	7.56%

Fixed rate	$77,655	$33,893	$49,555	$21,857	$15,485	$5,741	204,186	202,446
Average interest rate	7.51%	7.55%	7.52%	6.81%	7.11%	6.87%	7.40%

Securities	27,377	36,538	18,020	6,451	10,075	37,822	136,283	133,920
Average interest rate	3.50%	3.68%	4.20%	4.52%	5.27%	4.87%	4.20%

Federal funds sold	10,761						10,761	10,761
Average interest rate	3.89%						3.89%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	106,695	150	-	-	-	-	106,845	97,763
Average interest rate	1.76%	3.82%					1.76%

Fixed rate	178,003	28,817	12,127	10,761	5,751	80	235,539	235,091
Average interest rate	3.66%	4.10%	3.80%	4.33%	4.69%	4.78%	3.78%

Long-term borrowings	222	235	248	612	234	2,545	4,096	4,127
Average interest rate	5.57%	5.58%	5.59%	4.90%	5.70%	5.16%	5.22%

Securities in the above table with call features are shown as maturing on the call date if they are likely to be called in the current interest rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/Putman & Hancock

Fayetteville, Tennessee
February 20, 2006

Members: American Institute and Tennessee Society of Certified Public Accountants

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

ASSETS
	2005	2004

Cash and due from banks	$9,749,958	$9,599,559
Federal funds sold	10,761,000	7,182,000

Total cash and cash equivalents	20,510,958	16,781,559

Interest bearing balances with banks	329,818	211,105
Securities available for sale	133,919,583	136,464,481

Loans
Loans net of unearned income	272,947,529	255,823,521
Allowance for loan losses	(3,735,255)	(3,489,490)

Total net loans	269,212,274	252,334,031

Bank premises and equipment	10,272,393	9,525,521
Accrued interest receivable	3,519,492	3,630,896
Other real estate owned	1,058,686	3,198,343
Prepayments and other assets	11,569,803	4,783,249

TOTAL ASSETS	$450,393,007	$426,929,185
	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$56,016,061	$48,272,937
Interest bearing	341,395,718	325,127,731

Total deposits	397,411,779	373,400,668

Other borrowed funds	4,096,152	4,335,364
Accrued taxes	67,263	290,890
Accrued interest on deposits	2,155,917	1,245,115
Other liabilities	1,905,565	1,696,219

TOTAL LIABILITIES	405,636,676	380,968,256

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,587,464 and 1,627,460 shares issued and outstanding, respectively	1,587,464	1,627,460
Capital surplus	1,634,087	3,664,270
Retained earnings	43,004,099	40,376,141
Accumulated other comprehensive income (loss), net	(1,469,319)	293,058

TOTAL STOCKHOLDERS' EQUITY	44,756,331	45,960,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$450,393,007	$426,929,185
	============	============
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

INTEREST INCOME
Loans, including fees	$20,429,662	$17,507,246	$17,847,891
Securities:
Taxable	2,500,117	3,203,619	3,854,184
Non-taxable	2,187,917	2,411,813	1,579,007
Federal funds sold	194,040	89,033	108,853
Interest on deposits	7,566	5,403	3,734

Total Interest Income	25,319,302	23,217,114	23,393,669

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	313,321	324,768	269,613
Money market deposit accounts	986,616	1,028,371	1,278,482
Other savings deposits	300,084	297,637	297,524
Time certificates of deposit of $100,000 or more	4,154,393	2,508,857	2,348,755
All other time deposits	3,370,354	2,188,103	2,490,445
Borrowed funds	246,381	241,210	196,595

Total Interest Expense	9,371,149	6,588,946	6,881,414

NET INTEREST INCOME	15,948,153	16,628,168	16,512,255

Provision for loan losses	600,942	664,320	1,520,318

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,347,211	15,963,848	14,991,937

NON-INTEREST INCOME
Service charges on deposit accounts	2,267,590	2,147,855	2,166,788
Commissions and fees	498,915	510,010	493,553
Other service charges and fees	329,898	262,454	231,797
BOLI income	203,113	11,394	29,888
Security gains, net	16,145	188,480	227,739
Gains (losses) on sale of other assets, net	(23,782)	(199,905)	148,746
Dividends	138,197	94,016	81,541
Mortgage banking fees	514,012	476,145	789,150

Total Other Income	3,944,088	3,490,449	4,169,202

NON-INTEREST EXPENSES
Salaries and employee benefits	7,145,073	6,901,879	6,727,978
Occupancy expense, net	1,162,751	1,183,785	1,182,152
Furniture and equipment expense	855,482	898,087	871,403
Advertising and public relations	614,139	605,379	536,070
Other operating expenses	2,483,543	2,532,116	2,628,330

Total Other Expenses	12,260,988	12,121,246	11,945,933

Income before income taxes	7,030,311	7,333,051	7,215,206
Applicable income taxes	1,772,601	2,005,482	2,205,371

NET INCOME	$5,257,710	$5,327,569	$5,009,835
	============	============	============
Earnings per common share:
Basic	$3.29	$3.24	$3.05
	============	============	============
Diluted	$3.28	$3.22	$3.03
	============	============	============
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,257,710	$5,327,569	$5,009,835
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	600,942	664,320	1,520,318
Depreciation	878,410	917,380	927,807
Amortization and accretion of investment securities, net	466,895	531,844	610,906
Deferred income tax expense (benefit)	(337,907)	(129,152)	166,331
(Gain) loss on sale of other assets	23,782	199,905	(148,746)
Security gains, net	(16,145)	(188,480)	(227,739)
Loans originated for sale	(18,956,065)	(17,880,476)	(27,666,250)
Proceeds from sale of loans	18,926,635	18,081,526	27,683,850
Decrease in interest receivable	111,405	21,443	103,623
(Increase) decrease in prepayments and other assets	(119,462)	514,321	(237,092)
Increase in accrued interest on deposits	910,802	241,315	112,306
Increase (decrease) in accrued taxes	(223,627)	56,622	(135,550)
Increase in other liabilities	209,346	255,554	124,441

Cash Provided by Operating Activities, net	7,732,721	8,613,691	7,844,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(20,031,735)	(47,842,922)	(125,895,514)
Proceeds from sales of securities available for sale	2,241,520	11,259,666	5,563,244
Proceeds from maturities of securities available for sale	17,075,899	57,381,800	73,533,346
Increase in interest bearing balances with banks	(118,713)	(11,105)	(200,000)
Purchase of bank owned life insurance	(5,283,100)	(307,100)	(307,100)
Net increase in loans	(18,131,323)	(28,374,494)	(146,596)
Capital expenditures	(1,625,282)	(343,471)	(784,169)
Proceeds from sale of other assets	2,797,444	965,757	192,588

Cash Used by Investing Activities, net	(23,075,290)	(7,271,869)	(48,044,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,500,000	-	1,400,000
Borrowings repaid	(3,739,212)	(304,609)	(322,243)
Federal funds purchased (repaid)	-	(2,217,000)	2,217,000
Net increase in deposits	24,011,111	10,809,862	31,343,058
Cash dividends paid	(2,629,752)	(2,716,469)	(2,716,699)
Proceeds from issuance of common stock	139,701	178,229	356,841
Common stock repurchased	(2,209,880)	(1,414,379)	(127,047)

Cash Provided by Financing Activities, net	19,071,968	4,335,634	32,150,910

INCREASE (DECREASE) IN CASH, net	3,729,399	5,677,456	(8,049,251)
CASH AND CASH EQUIVALENTS, beginning of year	16,781,559	11,104,103	19,153,354

CASH AND CASH EQUIVALENTS, end of year	$20,510,958	$16,781,559	$11,104,103
	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2005, 2004 and 2003

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at December 31, 2002	1,642,036	$1,642,036	$4,656,050	$35,471,905	$2,232,258	$44,002,249

Comprehensive income:
Net income	-	-	-	5,009,835	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(295,039)	-

Less reclassification
adjustment, net of income
tax of $77,431	-	-	-	-	(150,308)	-

Comprehensive income	-	-	-	-	-	4,564,488

Cash dividends paid $1.65
per share	-	-	-	(2,716,699)	-	(2,716,699)

Common stock issued	11,738	11,738	345,103	-	-	356,841

Common stock repurchased	(2,579)	(2,579)	(124,468)	-	-	(127,047)

Balance at December 31, 2003	1,651,195	1,651,195	4,876,685	37,765,041	1,786,911	46,079,832

Comprehensive income:
Net income	-	-	-	5,327,569	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,369,456)	-

Less reclassification
adjustment, net of income
tax of $64,083	-	-	-	-	(124,397)	-

Comprehensive income	-	-	-	-	-	3,833,716

Cash dividends paid $1.65
per share	-	-	-	(2,716,469)	-	(2,716,469)

Common stock issued	6,063	6,063	172,166	-	-	178,229

Common stock repurchased	(29,798)	(29,798)	(1,384,581)	-	-	(1,414,379)

Balance at December 31, 2004	1,627,460	1,627,460	3,664,270	40,376,141	293,058	45,960,929

Comprehensive income:
Net income	-	-	-	5,257,710	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,773,033)	-

Less reclassification
adjustment, net of income
tax of $5,489	-	-	-	-	10,656	-

Comprehensive income	-	-	-	-	-	3,495,333

Cash dividends paid $1.65
per share	-	-	-	(2,629,752)	-	(2,629,752)

Common stock issued	4,504	4,504	135,197	-	-	139,701

Common stock repurchased	(44,500)	(44,500)	(2,165,380)	-	-	(2,209,880)

Balance at December 31, 2005	1,587,464	$1,587,464	$1,634,087	$43,004,099	$(1,469,319)	$44,756,331
	=========	=========	=========	==========	==============	===========

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

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the 2005 presentation. These reclassifications are immaterial and had no effect on net income.

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

Cash and Due From Banks
Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances from the Federal Reserve Bank and other banks. The average amount of those reserve requirements was approximately $5,633,000 and $5,501,000 for the years ended December 31, 2005 and 2004, respectively. From time to time throughout the year, the balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.

Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $8,460,347, $6,348,255 and $6,770,233 and income taxes paid of $2,293,089, $2,125,000, and $2,315,412 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Mortgage Banking
 The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2005 and 2004, totaling $532,280 and $502,850, respectively.

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

The allowance for loan losses is maintained at a level which is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The Corporation's methodology for assessing the appropriateness of the allowance consists of the formula allowance and specific allowances.

The formula allowance is calculated by applying historical loss factors to outstanding loans and certain unused commitments. For purposes of the quarterly review, the loan portfolio is separated by loan type and grade, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on the Corporation's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Loans and Allowance for Loan Losses - (Continued)

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every nonperforming loan in excess of $250,000 and all loans classified as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Board's Executive and Loan Committee to review the level of loan losses required to be specifically allocated.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment. No interest was capitalized in 2005, 2004 or 2003.

Impairment of Long-Lived Assets
The Corporation periodically reviews long-lived assets. If indications of impairments exist and if the value of the assets is impaired, an impairment loss would be recognized.

Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosures and premises not used for business operations. These properties are valued at the lower of cost or estimated net realizable value. Cost includes loan principal, accrued interest and foreclosure expense. Estimated net realizable value is the estimated selling price in an orderly disposition reduced by estimated selling costs and future carrying costs. The excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan losses. The estimated net realizable fair value is reviewed periodically, and any write-downs are charged against current earnings as market adjustments.

Stock-Based Compensation
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Corporation has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note A - Summary of Significant Accounting Policies - (Continued)

Stock-Based Compensation (Continued)
	Year Ended December 31,

	2005	2004	2003

Net income as reported	$5,257,710	$5,327,569	$5,009,835
Deduct: Stock based compensation expense
determined under fair value based method	25,514	-	12,814

	$5,232,196	$5,327,569	$4,997,021
	===========	===========	===========
Basic earnings per share as reported	3.29	3.24	3.05
Pro-forma basic earnings per share	3.28	3.24	3.04

Diluted earnings per share as reported	3.28	3.22	3.03
Pro-forma diluted earnings per share	3.26	3.22	3.02

Using the Black-Scholes option-pricing model, the estimated weighted-average fair value assumptions of options granted during 2005, 2004, and 2003 are as follows:

	Year Ended December 31,

	2005	2004	2003

Weighted Average Fair Value Assumptions:
Expected dividend yield	3.5%	4.4%	4.4%
Expected volatility	12.0%	12.0%	12.0%
Risk-free interest rates	4.4%	3.7%	3.9%
Expected lives	6 years	2 years	2 years

Advertising Costs
The Corporation expenses the costs of advertising when these costs are incurred.

Income Taxes
The Corporation files a consolidated Federal income tax return with its subsidiaries. Income tax expense is allocated among the parent company and its subsidiaries as if each had filed a separate return. The provision for income taxes is based on income reported for consolidated financial statement purposes and includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management's belief that based upon historical earnings and anticipated future earnings, normal operations will continue to generate sufficient future taxable income to realize these benefits. A valuation allowance is established for deferred tax assets when, in the opinion of management, it is more likely than not, that the asset will not be realized.

Earnings Per Share
Basic and diluted earnings per share (EPS) are shown on the face of the income statement. Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially diluted securities is included. Diluted EPS assumes the conversion of all options.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Segments Reporting
Segments are strategic business units that offer different products and services and are managed separately. At December 31, 2005, the Corporation and the Bank did not have any identified segments.

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

Recent Accounting Developments
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. This SOP provides that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or "carried over" in the initial accounting for loans acquired. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 did not have a material impact on the Corporation's financial statements.

In March 2004, the Financial Accounting Standards Board ("FASB") Emerging Issue Task Force ("EITF") released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 31, 2003. In November 2005, FASB issued FASB Staff Position ("FSP") Nos. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is other-than-temporary for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If other-than-temporary, an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective in reporting periods beginning after December 15, 2005. The Corporation does not expect the adoption of this FSP to have a material impact on its results of operations, financial position or cash flows.

In December 2004, FASB issued revised SFAS No. 123, "Share-Based Payment". SFAS No. 123R requires all forms of share-based payment to employees, including stock options, to be treated as compensation and recognized in the income statement. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Under SFAS No. 123R, share-based payment awards result in a compensation cost that will be measured based on the grant-date fair value of the equity or liability instruments issued, over the period that the employee provides service in exchange for the award. Existing options that will vest after adoption date will result in additional compensation expense. SFAS No. 123R is effective for public companies as of the beginning of the Corporation's interim reporting period of the first fiscal year that begins on or after June 15, 2005. Existing options that will vest after adoption date

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Recent Accounting Developments - (Continued)

will result in additional compensation expense. The Corporation does not expect a material impact on its results of operations or financial position as a result of the adoption of SFAS No. 123R.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005. The Corporation does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

 Note B - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:

			Gross	Gross	Estimated
		Amortized	Unrealized	Unrealized	Fair
2005		Cost	Gains	Losses	Value

Available for Sale
	U.S. Government agencies	$61,652,540	$-	$1,227,066	$60,425,474
	Obligations of states and
	political subdivisions	64,256,982	239,004	911,732	63,584,254
	Mortgage-backed securities	1,424,420	37,701	11,651	1,450,470
	Other debt securities	8,949,076	15,732	505,423	8,459,385

		$136,283,018	$292,437	$2,655,872	$133,919,583
		==========	==========	==========	==========
2004

Available for Sale
	U.S. Treasury securities	$100,000	$-	$1,750	$98,250
	U.S. Government agencies	53,742,655	74,849	519,968	53,297,536
	Obligations of states and
	political subdivisions	66,242,481	991,616	334,945	66,899,152
	Mortgage-backed securities	1,900,096	75,196	-	1,975,292
	Other debt securities	14,034,222	197,860	37,831	14,194,251

		$136,019,454	$1,339,521	$894,494	$136,464,481
		==========	==========	==========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Securities - (Continued)

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity (or average maturity for amortizing mortgage-backed securities) at December 31, 2005:

	Cost	Fair Value

Due in one year or less	$25,893,337	$25,625,691
Due after one year through five years	72,113,791	70,677,009
Due after five years through ten years	37,240,309	36,598,509
Due after ten years	1,035,581	1,018,374

TOTAL	$136,283,018	$133,919,583
	===========	===========

Net gains realized from securities transactions for 2005, 2004 and 2003 were:

		Book	Gross Realized		Net
2005	Proceeds	Value	Gains	Losses	Realized
Securities sold	$2,241,520	$2,225,375	$23,790	$7,645	$16,145
Securities matured or redeemed	17,075,899	17,075,899	-	-	-

	$19,317,419	$19,301,274	$23,790	$7,645	$16,145
	=========	=========	=========	=========	=========
2004
Securities sold	$11,259,666	$11,071,186	$297,993	$109,513	$188,480
Securities matured or redeemed	57,381,800	57,381,800	-	-	-

	$68,641,466	$68,452,986	$297,993	$109,513	$188,480
	=========	=========	=========	=========	=========
2003
Securities sold	$5,563,244	$5,335,505	$227,739	$-	$227,739
Securities matured or redeemed	73,533,346	73,533,346	-	-	-

	$79,096,590	$78,868,851	$227,739	$-	$227,739
	=========	=========	=========	=========	=========

Income tax expense attributable to securities transactions was $5,489, $64,083 and $77,431 for 2005, 2004 and 2003, respectively.

Securities with a carrying value of $58,402,903 and $58,677,283 at December 31, 2005 and 2004, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. government agency securities that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated stockholders' equity at December 31, 2005 or 2004.

At December 31, 2005, the Corporation had $112,483,323 of investments with $2,657,622 of unrealized losses on these investments. Of the investments with unrealized losses, $50,291,299 had been at a loss position at December 31, 2005 for less than 12 months, with losses of $827,192, and $62,192,024 of these investments, with losses of $1,830,430, had been at a loss position at December 31, 2005 for longer than 12 months. The Corporation believes that these securities are only temporarily impaired and that the full principal will be collected as anticipated. Of the total, $59,425,474, or 53%, is guaranteed by the U.S. Government or its agencies. As of December 31, 2005, $45,659,984, or 41%, are obligations of states and political subdivisions. All of the obligations of states and political subdivisions are investment grade securities. The primary cause for unrealized losses within the portfolio is the impact movements in market rates have had in comparison to the underlying yields on these securities as well as a deterioration of the credit quality of certain corporate issues.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Securities - (Continued)

The following table summarizes the Corporation's investments which were at an unrealized loss position as of December 31:

2005
	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government
Agencies	$15,389,906	$144,066	$44,035,568	$1,083,000	$59,425,474	$1,227,066
Obligations of States and
Political Subdivisions	29,875,033	420,599	15,784,951	491,133	45,659,984	911,732
Mortgage-backed securities	517,295	11,651	-	-	517,295	11,651
Corporate Bonds	4,410,815	249,126	2,371,505	256,297	6,782,320	505,423

Total Temporarily Impaired
Securities	$50,193,049	$825,442	$62,192,024	$1,830,430	$112,385,073	$2,655,872
	==========	========	=========	========	==========	========

2004
	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government	$98,250	$1,750	$-	$-	$98,250	$1,750
Obligations of U.S. Government
Agencies	42,724,333	505,268	985,300	14,700	43,709,633	519,968
Obligations of States and
Political Subdivisions	19,076,362	264,447	2,876,063	70,498	21,952,425	334,945
Corporate Bonds	2,127,923	25,117	525,400	12,714	2,653,323	37,831

Total Temporarily Impaired
Securities	$64,026,868	$796,582	$4,386,763	$97,912	$68,413,631	$894,494
	==========	========	=========	========	==========	========

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans at December 31:

	2005	2004

Construction and land development	$9,654,012	$7,210,903
Commercial and industrial	26,680,061	19,814,571
Agricultural	5,804,008	7,298,058
Real estate loans secured by:
Farmland	23,333,726	21,845,038
Residential property	75,544,527	74,912,710
Nonresidential, nonfarm	104,828,317	98,861,998
Loans to individuals	22,973,787	23,227,656
Other loans	4,431,717	2,934,855

	273,250,155	256,105,789
Unearned income	(302,626)	(282,268)

TOTAL	$272,947,529	$255,823,521
	===========	===========

At December 31, 2005, 2004 and 2003, impaired loans totaled $989,178, $511,098 and $2,409,729, respectively. The amount of interest income actually recognized on these loans during 2005, 2004 and 2003, was $13,457, $10,942, and $96,324, respectively. The additional amount of interest income that would have been recorded during 2005, 2004 and 2003, if the above amounts had been current in accordance with their original terms was $14,915, $41,586, and $219,738, respectively.

As of December 31, 2005, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

	Recorded	Valuation
	Investment	Allowance

Impaired Loans-
Valuation allowance required	$470,748	$158,316
No valuation allowance required	518,430	-

Total Impaired Loans	$989,178	$158,316
	============	============

The valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the years 2005, 2004 and 2003 were $1,684,462, $1,663,104 and $3,924,287, respectively. At December 31, 2005, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $107,287, $305,066 and $247,974 at December 31, 2005, 2004 and 2003, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 2005 and 2004:

	2005	2004

Balance at beginning of year	$1,241,043	$1,733,070
Additions	1,914,070	1,800,887
Repayments	(1,782,838)	(1,951,471)
No longer related	(25,885)	(341,443)

Balance at end of year	$1,346,390	$1,241,043
	===========	===========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Loans and Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses were as follows:

	2005	2004	2003

Balance at beginning of year	$3,489,490	$3,448,676	$3,809,625

Less-Charge-offs:
Real estate -
Residential	226,168	50,040	44,791
Agricultural	-	19,083	35,580
Other	55,977	392,641	911,817
Commercial	15,085	155,350	433,389
Agricultural	676	8,280	285,937
Individuals	454,647	371,808	525,106

	752,553	997,202	2,236,620

Add-Recoveries:
Real estate -
Residential	58,421	22,786	3,758
Agricultural	12,477	21,618	-
Other	6,127	32,823	13,984
Commercial	15,022	88,063	62,900
Agricultural	14,589	21,465	14,244
Individuals	289,690	186,441	260,467
Other	1,050	500	-

	397,376	373,696	355,353

Net Charge-offs	355,177	623,506	1,881,267

Add-Provision charged to operations	600,942	664,320	1,520,318

Balance at end of year	$3,735,255	$3,489,490	$3,448,676
	==========	==========	==========
Ratio of net charge-offs to average
loans outstanding during the year	0.13%	0.26%	0.81%
	==========	==========	==========

Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

			Accumulated
			Depreciation &	Carrying
2005		Cost	Amortization	Amount

	Land	$2,351,246	$-	$2,351,246
	Buildings	12,372,018	5,426,382	6,945,636
	Furniture and equipment	6,356,703	5,398,062	958,641
	Leasehold improvements	54,959	38,089	16,870

	TOTAL	$21,134,926	$10,862,533	$10,272,393
		===========	===========	===========
2004

	Land	$1,606,599	$-	$1,606,599
	Buildings	11,864,137	5,104,743	6,759,394
	Furniture and equipment	6,143,100	5,002,688	1,140,412
	Leasehold improvements	54,959	35,843	19,116

	TOTAL	$19,668,795	$10,143,274	$9,525,521
		===========	===========	===========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Bank Premises and Equipment (Continued)

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

	Annual		Annual
Year	Commitments	Year	Commitments

2006	$13,200	2009	$6,000
2007	6,000	2010	6,000
2008	6,000	2011 - 2014	20,500

Rents charged to operations under operating lease agreements for the years 2005, 2004 and 2003 were $28,005, $28,140 and $28,140, respectively.

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

	2005	2004

Prepaid expenses	$210,959	$270,017
Federal Home Loan Bank stock, at cost	1,385,000	1,318,100
Federal Reserve Bank stock, at cost	114,900	114,900
Other investments	420,132	377,351
Bank-owned life insurance	6,800,107	1,313,894
Deferred income tax benefits	2,098,308	714,316
Deferred acquisition costs	193,543	200,562
Other	346,854	474,109

TOTAL	$11,569,803	$4,783,249
	===========	===========

Note F - Deposits

The following is a summary of deposits at December 31:

	2005	2004

Noninterest bearing:	$56,016,062	$47,573,835
Interest bearing:
Demand	32,383,822	33,619,910
Savings/Money Market	73,714,698	89,696,432
Other time	108,786,563	97,109,761
Certificates of deposit $100,000 and over	126,510,634	105,400,730

TOTAL	$397,411,779	$373,400,668
	===========	===========

The aggregate maturities of time deposits at December 31, 2005, are summarized as follows:

Year

Due within 1 year	$177,611,505
Due after 1 year through 3 years	41,094,012
Due after 3 years	16,591,680

$235,297,197
===========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2005	2004	Rates	Dates
$-	$29,256	6.70%	2005
55,341	71,703	5.95%	2008
448,770	466,162	4.46%	2009
165,417	191,237	6.25%	2011
1,884,381	1,994,706	4.09%-7.40%	2012
1,211,130	1,230,301	5.09%	2013
200,456	213,793	6.50%	2016
130,657	138,206	4.87%	2018

$4,096,152	$4,335,364
=========	=========

Other borrowed funds consist of Federal Home Loan Bank loans secured by a pledge of Federal Home Loan Bank stock with a par value of $1,385,000 and a blanket pledge of $5,529,805 first mortgage loans against single family, 1-4 unit residential properties.

As of December 31, 2005, aggregate debt maturities were as follows:

2006	$221,935	2010	$233,679
2007	234,625	2011-2015	2,507,643
2008	248,072	2016-2018	37,706
2009	612,492
			$4,096,152
			=========

At December 31, 2005, First National Bank of Pulaski had unsecured lines of credit from correspondent banks for federal fund purchases and daylight overdrafts totaling $20,000,000. No advances had been made against these lines at December 31, 2005.

Note H - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:

	2005	2004	2003

Federal
Current	$1,598,875	$1,689,441	$1,594,090
Deferred tax	(134,077)	(129,152)	166,331

	1,464,798	1,560,289	1,760,421
State
Current	511,633	445,193	444,950
Deferred tax	(203,830)	-	-

Provision for Income Taxes	$1,772,601	$2,005,482	$2,205,371
	==========	==========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Income Taxes (Continued)

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2005	2004	2003

Federal taxes at statutory rate	$2,391,002	$2,493,237	$2,453,523
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(694,208)	(775,986)	(533,692)
State income taxes, net of federal
income tax benefit	133,848	293,827	293,667
Others, net	(58,041)	(5,596)	(8,127)

Provision for Income Taxes	$1,772,601	$2,005,482	$2,205,371
	==========	==========	==========

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

	2005	2004

Deferred tax assets:
Allowance for loan losses	$1,037,734	$804,236
Director benefit plans	321,795	203,765
Merger costs	3,477	6,454
SFAS 115 equity adjustment	894,117	-
Other real estate	87,765	62,374

Gross Deferred Tax Assets	2,344,888	1,076,829

Deferred tax liabilities:
Investment securities	16,394	28,895
SFAS 115 equity adjustment	-	151,968
Other securities	230,186	181,650

Gross Deferred Tax Liabilities	246,580	362,513

Net Deferred Tax Asset	$2,098,308	$714,316
	=========	=========

The Corporation has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2005	2004	2003

Directors' fees and expense	$398,524	$317,395	$313,155
Stationery and supplies	178,472	194,024	224,948
Insurance	136,855	145,441	148,245
Collection and professional fees	302,181	208,650	245,563
Postage	147,550	143,653	161,869
Telephone	129,948	125,494	136,715
Other	1,190,013	1,397,459	1,397,835

	$2,483,543	$2,532,116	$2,628,330
	===========	===========	===========

Note J - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 2005 was $5,307,576. Contributions for the current year were calculated using the base salary amount of $4,491,531. According to the plan, the bank subsidiary's contribution will not be less than 10% or no more than 15% of net income before taxes, with an overall limitation not to exceed 15% of the total salary of all the participants. The plan expense was $673,730, $671,331 and $672,081 in 2005, 2004 and 2003, respectively.

Note K - First Pulaski National Corporation (Parent Company Only) Financial Information

BALANCE SHEETS
		December 31,

ASSETS		2005	2004

Cash		$739,975	$575,898
Investment in subsidiaries, at equity		43,940,791	44,986,874
Other assets		77,105	599,437

	TOTAL ASSETS	$44,757,871	$46,162,209
		=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses		$1,540	$201,280

	Total Liabilities	1,540	201,280

Shareholders' Equity		44,756,331	45,960,929

	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,757,871	$46,162,209
		=========	=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - First Pulaski National Corporation (Parent Company Only) Financial Information (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

INCOME
Dividends from subsidiaries	$4,629,753	$2,716,468	$2,714,875
Other dividends and interest	-	-	89
Other	14,970	217	1,100

	4,644,723	2,716,685	2,716,064

EXPENSES
Education	-	6,560	5,124
Directors' fees and expense	90,550	74,832	70,785
Stockholder's meeting	17,903	20,037	9,839
Other	40,105	46,948	34,080

	148,558	148,377	119,828

Income before applicable income taxes and equity in
undistributed earnings of subsidiaries	4,496,165	2,568,308	2,596,236
Applicable income taxes	45,251	53,017	30,423

Income before equity in undistributed earnings of
subsidiaries	4,541,416	2,621,325	2,626,659
Equity in undistributed earnings of subsidiaries	716,294	2,706,244	2,383,176

NET INCOME	$5,257,710	$5,327,569	$5,009,835
	=======	=======	=======

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,257,710	$5,327,569	$5,009,835
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiaries	(716,294)	(2,706,244)	(2,383,176)
Depreciation	2,234	2,234	2,021
(Increase) decrease in other assets	520,098	(115,678)	(145,265)
Increase (decrease) in other liabilities	(199,740)	47,720	49,897

Cash Provided by Operating Activities	4,864,008	2,555,601	2,533,312

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,629,753)	(2,716,469)	(2,716,699)
Proceeds from issuance of common stock	139,702	178,240	356,841
Common stock repurchased	(2,209,880)	(1,414,390)	(127,047)

Cash Used by Financing Activities	(4,699,931)	(3,952,619)	(2,486,905)

INCREASE (DECREASE) IN CASH, net	164,077	(1,397,018)	46,407
CASH, beginning of year	575,898	1,972,916	1,926,509

CASH, end of year	$739,975	$575,898	$1,972,916
	=======	=======	=======

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Regulatory Requirements and Restrictions

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 2005 to the Corporation was $5,803,891.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements to which they are subject to as of December 31, 2005.

As of December 31, 2005, the most recent notification from regulatory authorities categorized the Corporation and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of December 31, 2005
Total Capital (to risk weighted assets)
FPNC	$49,960	15.80%	$25,296	>	8.00%	$31,620	>	10.00%
FNB	49,145	15.54	25,292	>	8.00	31,615	>	10.00
Tier I Capital (to risk weighted assets)
FPNC	46,225	14.62	12,648	>	4.00	18,972	>	6.00
FNB	45,410	14.36	12,646	>	4.00	18,969	>	6.00
Tier I Capital (to average quarterly assets)
FPNC	46,225	10.26	18,027	>	4.00	22,534	>	5.00
FNB	45,410	10.08	18,012	>	4.00	22,515	>	5.00

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Regulatory Requirements and Restrictions (Continued)

To Be Well Capitalized
Under Prompt
		For Capital		Corrective Action
Actual		Adequacy Purposes		Provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars In thousands)
As of December 31, 2004
Total Capital (to risk weighted assets)
FPNC	$49,157	16.67%	$23,590	>	8.00%	$29,487	>	10.00%
FNB	48,183	16.37	23,545	>	8.00	29,431	>	10.00
Tier I Capital (to risk weighted assets)
FPNC	45,668	15.49	11,795	>	4.00	17,692	>	6.00
FNB	44,694	15.19	11,772	>	4.00	17,658	>	6.00
Tier I Capital (to average quarterly assets)
FPNC	45,668	10.67	17,126	>	4.00	21,407	>	5.00
FNB	44,694	10.45	17,106	>	4.00	21,382	>	5.00

Note M- Stock Option and Stock Purchase Plans

Under the Corporation's stock option and employee stock purchase plans, bank subsidiary employees (and in prior years, non-employee directors) may be granted options or rights to purchase shares of the Corporation's common stock.

Shares available for grants of options or rights to purchase at December 31, 2005 include 37,418 shares under the 1994 employee purchase plan and 72,500 shares under the 1997 stock option plan.

The 1997 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 27,500 shares have been granted and 10,000 shares have been exercised. These options expire generally 10 years from the date of grant.

The 1987 plan currently has 2,500 shares under option.

The 1994 outside directors' stock option plan permitted the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares was granted annually upon becoming a member of the Board of Directors, of which 250 shares was immediately exercisable and the remaining 250 shares were exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee was still serving as an outside director. In addition, each outside director upon first becoming a board member received an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expired ten years from the date of grant. During 2003, the Board terminated this plan. At the time of termination, options to purchase 66,160 shares under the plan had not been granted.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Stock Option and Stock Purchase Plans (Continued)

The 1994 employee stock purchase plan permits the granting of rights to eligible employees of the Corporation to acquire stock. A total of 150,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

                                                                                                            Years of Service and
                                                                                                                Number of Shares
Position                                                                                    Under 10 years   Over 10 years
Vice-Presidents and above                                                              200                     250
All other Officers                                                                               125                     175
Non-Officers                                                                                         75                     125

The following is a summary of the stock option and purchase plans activity for 2005, 2004 and 2003:

	Stock Option Plans		Employee Purchase Plan

	Shares	Shares	Shares
	Available	Under	Available	Shares
	for Option	Option	for Purchase	Purchased

Balance December 31, 2002	141,160	44,786	49,561	-

Granted	(10,000)	10,000	(3,519)	3,519
Exercised	-	(11,022)	-	(3,519)
Plan terminated	(66,160)	-	-	-

Balance December 31, 2003	65,000	43,764	46,042	-

Granted	-	-	(4,118)	4,118
Exercised	-	(6,063)	-	(4,118)
Forfeited/expired	7,500	(7,500)	-	-

Balance December 31, 2004	72,500	30,201	41,924	-

Granted	-	-	(4,506)	4,506
Exercised	-	(4,504)	-	(4,506)

Balance December 31, 2005	72,500	25,697	37,418	-
	==========	==========	==========	=========

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2005, 2004 and 2003 is $0.00 in all years.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Stock Option and Stock Purchase Plans (Continued)

The following table presents the weighted average remaining life and weighted average exercise price at December 31, 2005:

		Outstanding			Exercisable

			Weighted	Weighted		Weighted
			Average	Average		Average
	Exercise Price	Number	Exercise Price	Remaining Life	Number	Exercise Price

Employees	$27.60-$49.00	20,000	$38.33	5	20,000	$38.33
Directors	$27.60-$35.00	5,697	31.13	5	5,697	31.13

Outstanding at December 31, 2005		25,697	$36.73	5	25,697	$36.73
		========	==========		========	==========

Note N - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003

Numerator for basic and diluted earnings
Per share - income available to common shareholders	$5,257,710	$5,327,569	$5,009,835

Denominator for basic earnings per share-
weighted-average basis	1,596,695	1,646,422	1,644,008
Effect of dilutive stock options	7,213	8,993	9,935

Denominator for diluted earnings per share-
adjusted weighted-average shares	1,603,908	1,655,415	1,653,943
	===========	===========	===========

Basic earnings per share	$3.29	$3.24	$3.05
	===========	===========	===========

Diluted earnings per share	$3.28	$3.22	$3.03
	===========	===========	===========

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

Commitments to extend credit and standby letters of credit: The value of the unrecognized financial instruments is based on the related fee income associated with the commitments, which is not material to the Corporation's financial statements at December 31, 2005 and 2004.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$20,841	$20,841	$16,993	$16,993
Securities	133,920	133,920	136,464	136,464
Loans	272,948	270,783	255,824	255,295
Less: allowance for loan losses	(3,735)	-	(3,489)	-

Financial liabilities:
Deposits	397,412	387,883	373,401	362,181
Other borrowed funds	4,096	4,127	4,335	4,492

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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:

	Contract or Notional
	Amount

	2005	2004

Commitments to extend credit	$34,958,643	$41,843,249
Standby letters of credit	1,305,755	1,320,505
Mortgage loans sold with repurchase
requirements outstanding	6,774,798	6,433,876

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Q - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Three Months Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
2005
Interest income	$5,953	$6,197	$6,508	$6,662
Interest expense	1,924	2,225	2,537	2,685

Net interest income	4,029	3,972	3,971	3,977
Provision for loan losses	93	91	129	288
Other income	935	1,050	995	964
Other expense	3,033	3,131	3,139	2,958

Income before income tax	1,838	1,800	1,698	1,695
Income taxes	510	524	447	292

Net income	$1,328	$1,276	$1,251	$1,403
	========	========	========	========

Earnings per common share	$0.82	$0.80	$0.79	$0.88
Diluted earnings per common share	0.82	0.80	0.78	0.88
Cash dividends declared per common share	0.41	0.41	0.41	0.42

2004
Interest income	$5,663	$5,754	$5,831	$5,969
Interest expense	1,598	1,583	1,654	1,754

Net interest income	4,065	4,171	4,177	4,215
Provision for loan losses	53	221	200	190
Other income	1,132	883	831	644
Other expense	3,158	3,034	2,968	2,961

Income before income tax	1,986	1,799	1,840	1,708
Income taxes	592	527	521	365

Net income	$1,394	$1,272	$1,319	$1,343
	========	========	========	========

Earnings per common share	$0.84	$0.77	$0.80	$0.83
Diluted earnings per common share	0.84	0.77	0.79	0.82
Cash dividends declared per common share	0.41	0.41	0.41	0.42

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

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

There were no changes in the Company's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2006 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

Has Held
	Position	Office	Position with	Has Held This
Name	with Bank	Since	the Corporation	Position Since

Tracy Porterfield	Cashier and Chief	04/24/03	Chief Financial Officer	04/24/03
	Financial Officer		Secretary/Treasurer	03/16/04

Mr. Porterfield began employment with the Bank on December 14, 1992 in the Accounting Department. He has been employed by the Bank in various accounting positions and was named the Cashier on June 13, 2000, Chief Financial Officer on April 24, 2003 and Secretary/Treasurer on January 1, 2004.

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

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2006 Annual Meeting of Shareholders.

The information required by this item with respect to the Company's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2006 Annual Meeting of Shareholders.

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

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                MATTERS.

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table summarizes information concerning the Corporation's equity compensation plans at December 31, 2005:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by shareholders	25,697	$36.73	109,918(1)

Equity compensation plans not approved by shareholders	N/A	N/A	N/A
	________	________	________
Total	25,697	$36.73	109,918

(1) Includes 37,418 shares available for issuance under the Corporation's Employee Stock Purchase Plan at December 31, 2005.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal account is incorporated herein by reference to the section entitled "Fees billed to Company by Putman & Hancock During 2005 and 2004" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2006 Annual Meeting of Shareholders

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

                                                                                                         FIRST PULASKI NATIONAL CORPORATION

                                                                                                         By:/s/Mark A. Hayes
                                                                                                         Mark A. Hayes
March 21, 2006                                                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/James T. Cox James T. Cox	Chairman of the Board and Director	March 21, 2006

/s/Mark A. Hayes Mark A. Hayes	CEO, President and Director	March 21, 2006

/s/ Tracy Porterfield Tracy Porterfield	Secretary/Treasurer	March 21, 2006

/s/David E. Bagley David E. Bagley	Director	March 21, 2006

/s/Johnny Bevill Johnny Bevill	Director	March 21, 2006

/s/James K. Blackburn James K. Blackburn, IV	Director	March 21, 2006

/s/Wade Boggs Wade Boggs	Director	March 21, 2006

/s/James H. Butler James H. Butler	Director	March 21, 2006

/s/ Greg G. Dugger Greg G. Dugger, DDS	Director	March 21, 2006

/s/Charles D. Haney Charles D. Haney, MD	Director	March 21, 2006

/s/James Rand Hayes James Rand Hayes	Director	March 21, 2006

/s/Bill Yancey Bill Yancey	Director	March 21, 2006

INDEX TO EXHIBITS

EXHIBIT
NUMBER

3.1   Charter of the First Pulaski National Corporation (incorporated by reference to Amendment No. 1 to
        First Pulaski National Corporation's Registration Statement No. 2-73488 on Form S-14/A).

3.2   Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filing purposes
        (incorporated by reference to the First Pulaski National Corporation's Registration Statement on
        Form S-4 No. 33-68448)).

10.1  Form of First Pulaski National Corporation Incentive Stock Option Agreement (incorporated by reference to the First Pulaski National Corporation Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2004.

10.2  Directors and Named Executive Officer Compensation Summary.

21.1   List of Subsidiaries.

23.1   Consent of Putman and Hancock.

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