Form 10-Q
period 2006-03-31
FIRST PULASKI NATIONAL CORP
filed 2006-05-15
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2006

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
(State or other jurisdiction of incorporation or organization)                                                                                   (I.R.S. Employer Identification No.)

206 South First Street, Pulaski, Tennessee                                                                                                      38478
            (Address of principal executive offices)                                                                                                                    (Zip Code)

                                    931-363-2585
(Registrant's telephone number, including area code)

                                      Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $1.00 par value -- 1,575,429 shares outstanding as of May 10, 2006.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	December 31,
	2006	2005

Cash and due from banks	$12,513,115	$9,749,958
Federal funds sold	2,982,000	10,761,000

Cash and cash equivalents	15,495,115	20,510,958

Interest bearing balances with banks	338,088	329,818
Securities available for sale	138,616,566	133,919,583

Loans net of unearned income	274,902,583	272,947,529
Allowance for credit losses	(3,779,642)	(3,735,255)

Total net loans	271,122,941	269,212,274

Bank premises and equipment	10,251,342	10,272,393
Accrued interest receivable	3,466,961	3,519,492
Other real estate	1,134,406	1,058,686
Prepayments and other assets	12,054,432	11,569,803

TOTAL ASSETS	$452,479,851	$450,393,007
	============	============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$56,861,321	$56,016,061
Interest bearing balances	342,581,827	341,395,718

Total deposits	399,443,148	397,411,779

Other borrowed funds	4,041,818	4,096,152
Accrued taxes	415,379	67,263
Accrued interest on deposits	1,875,224	2,155,917
Other liabilities	1,977,435	1,905,565

TOTAL LIABILITIES	407,753,004	405,636,676

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,574,784 and 1,587,464 shares issued and outstanding, respectively	1,574,784	1,587,464
Capital surplus	956,767	1,634,087
Retained earnings	43,608,672	43,004,099
Accumulated other comprehensive loss, net	(1,413,376)	(1,469,319)

TOTAL SHAREHOLDERS' EQUITY	44,726,847	44,756,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$452,479,851	$450,393,007
	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Loans, including fees	$5,438,686	$4,712,698
Investment securities	1,188,545	1,181,169
Federal funds sold	63,828	57,844
Interest on deposits	3,189	1,195

Total interest income	6,694,248	5,952,906

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	77,630	78,658
Savings & MMDAs	362,190	264,010
Time	2,305,357	1,524,381
Borrowed funds	53,439	56,612

Total interest expense	2,798,616	1,923,661

NET INTEREST INCOME	3,895,632	4,029,245

Provision for loan losses	19,776	93,175

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,875,856	3,936,070

NON-INTEREST INCOME:
Service charges on deposit accounts	570,996	511,058
Commissions and fees	130,694	131,519
Other service charges and fees	93,839	79,226
BOLI income	33,337	33,103
Security gains	0	16,136
Gains on sale of other assets	0	3,739
Dividends	33,702	27,000
Mortgage banking fees	135,085	118,496
Other	49,930	14,895

Total other income	1,047,583	935,172

PART I - FINANCIAL INFORMATION
___________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2006	2005
NON-INTEREST EXPENSES:
Salaries and employee benefits	$1,874,329	$1,765,346
Occupancy expense, net	360,841	279,698
Furniture and equipment expense	181,660	195,716
Advertising and public relations	164,782	145,207
Other operating expenses	627,398	647,225

Total other expenses	3,209,010	3,033,192

Income before taxes	1,714,429	1,838,050
Applicable income taxes	464,194	509,895

NET INCOME	$1,250,235	$1,328,155
	=============	=============

Earnings per common share:
Basic	$0.79	$0.82
Diluted	$0.79	$0.82

Dividends per common share	$0.41	$0.41

Number of average shares for period	1,581,234	1,610,327
Number of diluted average shares for period	1,586,934	1,618,730

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2006

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, Dec. 31, 2005	$1,587,464	$1,634,087	$43,004,099	$(1,469,319)	$44,756,331

Comprehensive income:
Net Income			1,250,235

Change in unrealized
gains (losses) on AFS
securities, net of tax				55,943

Comprehensive income					1,306,178

Cash Dividends
($0.41 per share)			(645,662)		(645,662)

Common stock issued	2,500	66,500			69,000

Common stock repurchased	(15,180)	(743,820)			(759,000)

Balance, March 31, 2006	$1,574,784	$956,767	$43,608,672	$(1,413,376)	$44,726,847
	===========================================================

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,250,235	$1,328,155
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	19,776	93,175
Depreciation of premises and equipment	184,077	195,155
Amortization and accretion of investment securities, net	108,579	124,715
Deferred income tax benefit	(21,501)	(21,181)
Gain on sale of other assets	0	(16,136)
Security gains, net	0	(3,739)
Loans originated for sale	(5,397,894)	(4,782,109)
Proceeds from sale of loans	5,245,753	4,394,289
Decrease in interest receivable	52,531	158,936
Increase in prepayments/other assets	(206,786)	(146,728)
(Decrease) increase in accrued interest payable	(280,693)	7,623
Increase in accrued taxes	348,116	265,350
Increase in other liabilities	71,870	64,243

Net cash from operating activities	1,374,063	1,661,748

Cash flows from investing activities:
Proceeds from maturity of investment securities	3,245,856	7,215,417
Proceeds from sale of investment securities	0	2,011,512
Purchase of investment securities	(7,968,717)	(10,018,066)
Increase in interest bearing balances with banks	(8,270)	(8,524)
Net increase in loans	(1,923,944)	(4,257,660)
Purchase of bank owned life insurance	(283,100)	(5,283,100)
Capital expenditures	(163,026)	(146,077)
Proceeds from sale of other assets	69,922	93,027

Net cash used by investing activities	(7,031,279)	(10,393,471)

Cash flows from financing activities:
Net increase in deposits	2,031,369	14,962,297
Cash dividends paid	(645,662)	(655,930)
Proceeds from issuance of common stock	69,000	3,635
Payments to repurchase common stock	(759,000)	(1,386,950)
Borrowings repaid	(54,334)	(59,205)

Net cash from financing activities	641,373	12,863,847

Net (decrease) increase in cash and cash equivalents	(5,015,843)	4,132,124
Cash and cash equivalents at beginning of period	20,510,958	16,781,559

Cash and cash equivalents at end of period	$15,495,115	$20,913,683
	=============	=============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

     Notes to Consolidated Financial Statements

Note 1.

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

Note 2.

       On January 1, 2006, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004) (Statement 123R), "Share-Based Payment", a revision of Statement No. 123, "Accounting for Stock-Based Compensation", (Statement 123), which supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees" and related interpretations. The registrant adopted the "modified prospective application" method of applying Statement 123R; therefore, the results for prior periods have not been restated.
       Statement 123R requires the measurement, at the date of the grant, of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized based upon the fair value of the awards over the vesting period for each award. The compensation cost associated with awards granted prior to January 1, 2006, is based on the same method and on the same grant-date fair values previously determined for the proforma disclosures, which were required prior to the adoption of Statement 123R.
       As there are no unvested options as of January 1, 2006, and no options granted in the first quarter, there was no share-based compensation expense or tax benefit recorded in the first quarter of 2006. In addition there was no unrecognized compensation costs related to stock options at March 31, 2006.
       The registrant has estimated the fair value of employee stock options at the date of grant using the Black-Scholes option pricing model. The assumptions required by this model are subjective. Changes to these assumptions can materially affect the fair value estimate. There may be other factors which could have a significant effect on the value of employee stock options granted that are not considered by the model. While management believes that the Black-Scholes model provides a reasonable estimate of fair value, other methods could provide alternative fair values for the Company's employee stock options.
       Refer to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005 for a complete description of its stock based compensation plans.
       At March 31, 2006, the registrant had 72,500 shares reserved for award under its plans. The registrant expects to satisfy the exercise of stock options and the future grants, by issuing shares of common stock from authorized shares. At March 31, 2006 the Company had 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the three months ended March 31, 2006:
		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding January 1, 2006	25,697	$36.73

Granted	-
Exercised	(2,500)	27.60
Expired	-

Outstanding March 31, 2006	23,197	$37.71
	========	========
Exercisable March 31, 2006	23,197	$37.71
	========	========

       The aggregate intrinsic value of outstanding options shown in the table was $285,000 based on the price of $50.00, the price, of which the registrant is aware, at which the registrant's common stock was traded on a date closest to March 31, 2006. The weighted average remaining term of the stock options in the table above was 4.5 years as of March 31, 2006.
       Cash received from the exercise of stock options during the three months ended March 31, 2006 and 2005 was $69,000 and $3,635, respectively. The total intrinsic value of stock options exercised was $56,000 and $1,865 for the three months ended March 31, 2006 and 2005.
       Prior to the adoption of Statement 123R the Company applied Opinion 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements prior to adoption. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

Net Income, as Reported	$1,328,155

Deduct: Stock-based employee compensation expense determined
under fair value based method of all awards, net of related tax effect	(3,955)

Pro Forma Net Income	$1,324,200
=========
Net income per share:
Basic:
As reported	$0.82
Pro forma	$0.82

Diluted:
As reported	$0.82
Pro forma	$0.82

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2005, which report was filed with the Securities and Exchange Commission on March 30, 2006. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

operating results of the registrant. The words "anticipate," "could," "may", "intend", "believe", and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the Registrant's Annual Report on Form 10-K and increased competition with other financial institutions, lack of sustained growth in the registrant's market area, volatility in interest rates, significant downturns in the businesses of one or more large customers, changes in the legislative or regulatory environment and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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
       The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount ofcharge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. Our methodology of assessing the appropriateness of the allowance consists of several elements, which include the formula allowance, as well as specific allowances.
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
       Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $250,000 and all loans classified as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Board's Executive and Loan Committee to review the level of loan losses required to be specifically allocated.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OVERVIEW

       The registrant continued to grow it assets in the first three months of 2006 as total assets grew by approximately $2.1 million in the first three months of 2006. The Bank continued to concentrate on quality loan growth in the first quarter of 2006, resulting in total net loans increasing $1.9 million, or 0.7 percent, during the first three months of 2006. This loan growth was funded primarily by an increase in deposits. The loan portfolio continued to show improved credit quality resulting in a net recovery of charged-off loans of almost $25,000 in the first quarter of 2006.
       Net income decreased approximately $78,000 in the first three months of 2006 as compared to the same period of 2005. Net interest income fell approximately $134,000 in the first three months of 2006 as compared to the same period of 2005 as the net interest margin continued to experience compression. The net interest margin fell to 4.02 percent in the first quarter of 2006 from 4.31 percent in the first quarter of 2005. Intense local competition in both loan and deposit pricing and a flat yield curve were the primary contributors to the decrease in the net interest margin in 2006. Management expects pressure to continue on the net interest margin throughout 2006 as this aggressive competition is likely to continue through 2006 and we expect the yield curve to remain relatively flat.

Results of Operations

       Net income of the registrant was $1,250,235 for the first three months of 2006. This amounted to a decrease of $77,920, or 5.9 percent, compared to the first three months of 2005.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income decreased $133,613, or 3.3 percent, to $3,895,632 during the first quarter of 2006 as compared to $4,029,245 for the first quarter of 2005.  Total interest income increased $741,342, or 12.5 percent, to $6,694,248 for the first quarter of 2006 as compared to $5,952,906 for the same period in 2005. The increase in total interest income was due primarily to an increase in interest and fees on loans of $725,988 in the first quarter of 2006 as compared to the first quarter of 2005. The increase in interest and fees on loans was primarily the result of an increase in average loans outstanding of approximately $17.3 million in the first quarter of 2006 as compared to the same period of 2005. The increase in interest and fees on loans was also a result of higher yields earned on loans in the first quarter of 2006 as compared to the same period of 2005.
       The increase in interest income was offset by an increase in total interest expense of $874,955, or 45.5 percent, to $2,798,616 for the first quarter of 2006 as compared to $1,923,661 for the same period in 2005. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the first quarter of 2006 as compared to the first quarter of 2005, especially on time deposits and money market accounts. The interest expense on time deposits increased $780,976, or 51.2 percent in the first quarter of 2006 as compared to the first quarter of 2005. The increase in interest expense on time deposits was due to increased balances as well as higher interest rates paid in the first quarter of 2006 as compared to the same period of 2005. The average balance of time deposits increased $25.4 million and the average interest rate paid increased to 3.95 percent in the first quarter of 2006 as compared to 2.92 percent in the first quarter of 2005. Interest expense on savings and money market accounts increased $98,180 in the first quarter of 2006 as compared to the same period of 2005. Although customers continued moving deposits to the higher interest-bearing time deposits as rates increased, the average interest rate paid on savings and money market accounts increased to 2.22 percent in the first quarter of 2006 from 1.29 percent in the first quarter of 2005. The average balance of savings and money market accounts fell $13.5 million in the first quarter of 2006 as compared to the same period of 2005. The Company anticipates interest expense on time deposits to continue to increase for the remainder of 2006 with continued increases in short-term interest rates.

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
       Total non-interest income increased $112,411, or 12.0 percent, to $1,047,583 for the three-month period ended March 31, 2006 as compared to $935,172 for the three-month period ended March 31, 2005. Much of the increase in non-interest income was due to a $59,938 increase in service charges on deposit accounts in the first quarter of 2006 as compared to the same period of 2005. Mortgage banking fees also increased $16,589, or 14.0 percent, in the first quarter of 2006 as compared to the first quarter of 2005.
       For the three-month period ended March 31, 2006, total non-interest expenses increased $175,818, or 5.8 percent, to $3,209,010 as compared to $3,033,192 for the three-month period ended March 31, 2005. Salaries and employee benefits increased $108,983, or 6.2 percent for the first quarter of 2006 as compared to the first quarter of 2005. Advertising and public relations expenses also increased $19,575 in the first quarter of 2006 as compared to the same period of 2005. These increases were partially offset by decreases of $19,827 and $14,056 in other operating expenses and furniture and fixtures expense, respectively, in the first quarter of 2006 as compared to the first quarter of 2005.
       The provision for loan losses for the three months ended March 31, 2006 decreased $73,399 to $19,776 from $93,175 over the same period in 2005.  The decrease in the provision for loan losses for the first quarter of 2006 was primarily the result of an overall improvement in the condition of the loan portfolio.
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
       For the three-month period ended March 31, 2006, income before taxes decreased $123,621, or 6.7 percent, to $1,714,429 as compared to $1,838,050 for the three months ended March 31, 2005.  Applicable income taxes decreased $45,701, or 9.0 percent, for the three-month period ended March 31, 2006 as compared to the same period in 2005. The decrease in income taxes was primarily due to the decrease in net income before taxes.
       On a basic, weighted average per share basis, net income was $0.79 per share based on 1,581,234 weighted shares outstanding for the first three months of 2006 as compared to $0.82 per share on 1,610,327 weighted shares outstanding for the first three months of 2005. On a fully diluted basis, net income per share was $0.79 for the first three months of 2006 on 1,586,934 weighted shares outstanding as compared to $0.82 on 1,618,730 weighted shares outstanding for the first three months of 2005.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the three months ended March 31, 2006 (annualized) and for the year ended December 31, 2005.

	For the three months ended	For year ended
	March 31, 2006	December 31, 2005

Return on assets	1.13%	1.19%
Return on equity	10.89%	11.51%

Financial Condition

       The registrant's total assets increased 0.5 percent to $452,479,851 during the three months ended March 31, 2006, from $450,393,007 at December 31, 2005. Loans and leases, net of allowance for credit losses, totaled $271,122,941 at March 31, 2006, a 0.7 percent increase compared to $269,212,274 at December 31,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

2005. Investment securities increased $4,696,983, or 3.5 percent, to $138,616,566 at March 31, 2006, from $133,919,583 at December 31, 2005.  At March 31, 2006, there was an unrealized loss on available-for-sale securities, net of tax, of $1,413,376, as compared to an unrealized loss on available-for-sale securities of $1,469,319 at December 31, 2005. The losses in market value of the securities portfolio present on both dates was primarily a result of the higher interest rates prevalent, especially short and medium-term interest rates, at both dates as compared to the 2001-2004 timeframe when many of the securities were purchased, and a deterioration of the credit quality of certain issuers of corporate bonds held by the Company. Management anticipates that interest rates will remain high relative to previous years throughout 2006 and unrealized losses will continue throughout 2006 in the investment security portfolio.
       Total liabilities increased by 0.5% to $407,753,004 for the three months ended March 31, 2006, compared to $405,636,676 at December 31, 2005. This increase was primarily due to a $2,031,369, or 0.5 percent, increase in deposits for the three months ended March 31, 2006. Both non-interest bearing and interest-bearing deposits increased in the three months ended March 31, 2006. Non-interest bearing balances increased $845,260, or 1.5 percent, and interest-bearing balances increased $1,186,109, or 0.3 percent, in the three months ended March 31, 2006.
       Non-performing assets increased to approximately $3,271,000 at March 31, 2006 compared to approximately $2,155,151 at December 31, 2005.  Non-performing assets at March 31, 2006 included $1,134,406 in other real estate owned, $2,102,140 in non-accrual loans, and $34,314 in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans in compliance with modified terms at March 31, 2006.  At December 31, 2005, the corresponding figures were $1,058,686 in other real estate owned, $989,178 in non-accrual loans, $107,287 in loans past due ninety days or more, and approximately $61,000 in loans restructured and in compliance with modified terms. The allowance for loan losses was 1.8 times the balance of nonaccrual loans at March 31, 2006 as compared to 3.8 times at December 31, 2005. The increase in nonaccrual loans at March 31, 2006 as compared to December 31, 2005 was primarily due to one large commercial real estate relationship that was placed on nonaccrual status in the first quarter of 2006.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2006 if the above nonaccrual loans had been current in accordance with their original terms was approximately $22,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2006, there were approximately $3,702,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $14,626,000 in loans that were classified as "substandard" or worse and accruing interest as of March 31, 2005.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings and dwellings (53% of Tier I capital plus the allowance for credit losses), lessors of non-residential buildings (34% of Tier I capital plus the allowance for credit losses) and loans secured by hotel/motel properties (30% of Tier I capital plus

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

the allowance for credit losses). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net recoveries of charged-off loans for the three months ended March 31, 2006 were $24,611 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of -.04 percent (annualized). This compares to net charge-offs of $31,781 for the three months ended March 31, 2005 for a net charge-off ratio of 0.05 percent (annualized).
       The total allowance for credit losses increased to $3,779,642 as of March 31, 2006 from $3,735,255 as of December 31, 2005. The ratio of the allowance for credit losses to total loans outstanding was 1.37% at March 31, 2006 and December 31, 2005. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $5,015,843 between December 31, 2005 and March 31, 2006 as the registrant invested much of its federal funds sold at December 31, 2005 in higher yielding loans and investment securities.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $37,689,000 at March 31, 2006, representing 27.2 percent of the registrant's investment portfolio as compared to $11,513,000, or 8.5 percent, one year earlier and $25,617,000, or 19.1 percent, at December 31, 2005. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2006, the Bank had approximately $94.0 million in loans maturing within one year. The registrant had $2,982,000 in federal funds sold on March 31, 2006, compared to $10,761,000 as of December 31, 2005.
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

  PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

	Amount at
	March 31, 2006	December 31, 2005

Commitments to extend credit	$42,033,713	$34,958,643
Standby letters of credit	1,321,275	1,305,755
Mortgage loans sold with repurchase
requirements outstanding	4,971,823	6,774,798

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2006, the Bank had total borrowings of $4,041,818 and had approximately $32,400,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $20,000,000 in federal funds lines available from correspondent banks.
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
       At March 31, 2006 and December 31, 2005, both the registrant's and the Bank's capital ratios met regulatory minimum capital requirements. At March 31, 2006 and December 31, 2005, the registrant and the Bank were categorized as "well-capitalized".

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of March 31, 2006 and December 31, 2005.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of March 31, 2006
Tier I Capital (to risk weighted assets)
FPNC	$46,112	14.53%	$12,693	>	4.00%	$19,039	>	6.00%
FNB	45,003	14.18	12,690	>	4.00	19,036	>	6.00
Total Capital (to risk weighted assets)
FPNC	49,892	15.72	25,385	>	8.00	31,731	>	10.00
FNB	48,783	15.38	25,381	>	8.00	31,726	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	46,112	10.24	18,008	>	4.00	22,511	>	5.00
FNB	45,003	10.00	18,006	>	4.00	22,508	>	5.00

As of December 31, 2005
Tier I Capital (to risk weighted assets)
FPNC	$46,225	14.62%	$12,648	>	4.00%	$18,972	>	6.00%
FNB	45,410	14.36	12,646	>	4.00	18,969	>	6.00
Total Capital (to risk weighted assets)
FPNC	49,960	15.80	25,296	>	8.00	31,620	>	10.00
FNB	49,145	15.54	25,292	>	8.00	31,615	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	46,225	10.26	18,027	>	4.00	22,534	>	5.00
FNB	45,410	10.08	18,012	>	4.00	22,515	>	5.00

(*) Average assets for the above calculations were as of the most recent quarter for each period noted.

       On December 21, 2004, the Board of Directors of the Company approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Company's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. See Item 2, Part II for a discussion of shares repurchased during the quarter ended March 31, 2006.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

       The registrant's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the registrant's assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the registrant's operations, the registrant is not subject to foreign currency exchange or commodity price risk.
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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of March 31, 2006, a -200 basis point rate shock was estimated to decrease net interest income approximately $352,000, or 2.5%, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $329,000, or 2.4 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.5 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity less than 0.3%, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would necessarily vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended March 31, 2006.

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

Item 1A. Risk Factors

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the first quarter of 2006 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

January 1-31, 2006	-	$0.00	-	$2,790,120
February 1-28, 2006	15,130	$50.00	15,130	$2,033,620
March 1-31, 2006	50	$50.00	50	$2,031,120

Total	15,180	$50.00	15,180	$2,031,120
	===========	===========	=============	=================

       On December 21, 2004, the Board of Directors of the Company approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the

PART II - OTHER INFORMATION
____________________________________________

Company's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date and, unless terminated earlier by resolution of the Company's board of directors, will expire when the Company has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. The Company has no other programs to repurchase common stock at this time.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  May 15, 2006                                                /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  May 15, 2006                                                /s/Tracy Porterfield
                                                                                Tracy Porterfield, Chief Financial Officer