Form 10-Q
period 2006-06-30
FIRST PULASKI NATIONAL CORP
filed 2006-08-14
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2006

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

Common Stock, $1.00 par value -- 1,568,926 shares outstanding as of August 10, 2006.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2006	2005

Cash and due from banks	$13,413,972	$9,749,958
Federal funds sold	11,644,000	10,761,000

Cash and cash equivalents	25,057,972	20,510,958

Interest bearing balances with banks	342,670	329,818
Securities available for sale	141,342,957	133,919,583

Loans net of unearned income	275,179,400	272,947,529
Allowance for credit losses	(3,640,191)	(3,735,255)

Total net loans	271,539,209	269,212,274

Bank premises & equipment	10,457,247	10,272,393
Accrued interest receivable	3,532,133	3,519,492
Prepayments & other assets	12,414,897	11,569,803
Other real estate	785,161	1,058,686

TOTAL ASSETS	$465,472,246	$450,393,007
	===========	===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$60,288,392	$56,016,061
Interest bearing balances	350,765,172	341,395,718

Total deposits	411,053,564	397,411,779

Securities sold under repurchase agreements	1,059,241	0
Other borrowed funds	3,986,725	4,096,152
Accrued taxes	88,898	67,263
Accrued interest on deposits	2,062,697	2,155,917
Other liabilities	2,221,372	1,905,565

TOTAL LIABILITIES	420,472,497	405,636,676

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,575,257 and 1,587,464 shares issued and outstanding, respectively	1,575,257	1,587,464
Capital surplus	966,569	1,634,087
Retained earnings	44,335,773	43,004,099
Accumulated other comprehensive income (loss), net	(1,877,850)	(1,469,319)

TOTAL SHAREHOLDERS' EQUITY	44,999,749	44,756,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$465,472,246	$450,393,007
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

INTEREST INCOME:
Loans, including fees	$5,712,982	$4,963,444	$11,151,668	$9,676,142
Investment securities	1,266,903	1,191,758	2,455,448	2,372,927
Interest on deposits	3,537	1,395	6,726	2,590
Federal funds sold	61,883	40,597	125,711	98,441

Total interest income	7,045,305	6,197,194	13,739,553	12,150,100

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	76,720	81,467	154,350	160,125
Savings & MMDAs	350,813	263,956	713,003	527,966
Time	2,623,190	1,824,100	4,928,547	3,348,481
Repurchase agreements	946	0	946	0
Borrowed funds	52,832	56,069	106,271	112,681

Total interest expense	3,104,501	2,225,592	5,903,117	4,149,253

NET INTEREST INCOME	3,940,804	3,971,602	7,836,436	8,000,847

Provision for loan losses	70,000	91,213	89,776	184,388

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,870,804	3,880,389	7,746,660	7,816,459

NON-INTEREST INCOME:
Service charges on deposit accounts	582,187	557,722	1,153,183	1,068,780
Commissions and fees	121,643	150,164	252,337	281,683
Other service charges and fees	85,524	97,579	179,363	176,805
BOLI income	60,134	56,052	93,471	89,155
Security gains	0	0	0	16,136
Dividends	22,419	40,315	56,121	67,315
Mortgage banking fees	125,949	148,560	261,034	267,056
Gain (loss) on sale of other assets	287,596	(207)	287,596	3,532
Other	0	75	49,930	14,970

Total non-interest income	1,285,452	1,050,260	2,333,035	1,985,432

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NON-INTEREST EXPENSES
Salaries and employee benefits	$1,919,817	$1,777,285	$3,794,146	$3,542,631
Occupancy expense, net	303,914	288,489	664,755	568,187
Furniture and equipment expense	184,473	199,829	366,133	395,545
Advertising and public relations	187,066	180,921	351,848	326,128
Other operating expenses	630,995	684,437	1,258,393	1,331,662

Total non-interest expenses	3,226,265	3,130,961	6,435,275	6,164,153

Income before taxes	1,929,991	1,799,688	3,644,420	3,637,738
Applicable income taxes	557,036	524,024	1,021,230	1,033,919

NET INCOME	$1,372,955	$1,275,664	$2,623,190	$2,603,819
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.87	$0.80	$1.66	$1.62
Diluted	$0.87	$0.80	$1.66	$1.62

Dividends per common share	$0.41	$0.41	$0.82	$0.82

Number of weighted average shares for
period - basic	1,575,253	1,596,750	1,578,227	1,603,501
- diluted	1,580,574	1,603,623	1,583,736	1,611,135

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2006

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, Dec. 31, 2005	$1,587,464	$1,634,087	$43,004,099	$(1,469,319)	$44,756,331

Comprehensive income:
Net Income			2,623,190

Change in unrealized
losses on AFS
securities, net of tax				(408,531)

Comprehensive income					2,214,659

Cash Dividends
($.82 per share)			(1,291,516)		(1,291,516)

Common stock issued	3,145	84,730			87,875

Common stock repurchased	(15,352)	(752,248)			(767,600)

Balance, June 30, 2006	$1,575,257	$966,569	$44,335,773	$(1,877,850)	$44,999,749
	===========	===========	===========	============	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For six months ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$2,623,190	$2,603,819
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	89,776	184,388
Depreciation of premises and equipment	375,182	394,015
Amortization and accretion of investment securities, net	205,955	238,119
Deferred income tax benefit	(42,683)	(57,223)
Gain on sale of other assets	(287,596)	(3,532)
Security gains, net	0	(16,136)
Loans originated for sale	(4,575,228)	(9,544,569)
Proceeds from sale of loans	4,955,508	9,734,019
(Increase) decrease in interest receivable	(12,641)	80,042
Increase in prepayments/other assets	(253,833)	(281,514)
Increase (decrease) in accrued interest payable	(93,220)	332,336
Increase (decrease) in accrued taxes	21,635	(197,126)
Increase in other liabilities	315,807	274,983

Net cash from operating activities	3,321,852	3,741,621

Cash flows from investing activities:
Proceeds from maturity of investment securities	7,670,258	11,725,796
Proceeds from sale of investment securities	0	2,011,512
Purchase of investment securities	(15,973,596)	(13,689,647)
Increase in interest bearing balances with banks	(12,852)	(10,143)
Net increase in loans	(2,878,710)	(15,393,362)
Purchase of bank owned life insurance	(283,100)	(5,283,100)
Capital expenditures	(569,432)	(251,774)
Proceeds from sale of other assets	652,236	93,027

Net cash used by investing activities	(11,395,196)	(20,797,691)

Cash flows from financing activities:
Net increase in deposits	13,641,785	15,478,032
Cash dividends paid	(1,291,517)	(1,310,453)
Proceeds from issuance of common stock	87,875	126,351
Payments to repurchase common stock	(767,600)	(1,935,380)
Net increase in securities sold under repurchase agreements	1,059,241	-
Borrowings repaid	(109,426)	(119,259)

Net cash from financing activities	12,620,358	12,239,291

Net increase (decrease) in cash and cash equivalents	4,547,014	(4,816,779)
Cash and cash equivalents at beginning of period	20,510,958	16,781,559

Cash and cash equivalents at end of period	$25,057,972	$11,964,780
	=============	=============
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

Note 2.

       On January 1, 2006, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004) (Statement 123R), "Share-Based Payment", a revision of Statement No. 123, "Accounting for Stock-Based Compensation", (Statement 123), which supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted the "modified prospective application" method of applying Statement 123R; therefore, the results for prior periods have not been restated.
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
       As there are no unvested options as of January 1, 2006, and no options granted in the first two quarters of 2006, there was no share-based compensation expense or tax benefit recorded in the first two quarters of 2006. In addition there was no unrecognized compensation costs related to stock options at June 30, 2006.
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
       At June 30, 2006, the registrant had 72,500 shares reserved for award under its plans. The registrant expects to satisfy the exercise of stock options and the future grants, by issuing shares of common stock from authorized shares. At June 30, 2006 the registrant had 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the six months ended June 30, 2006:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding January 1, 2006	25,697	$36.73

Granted	-
Exercised	(3,145)	27.94
Expired	(250)	27.60

Outstanding June 30, 2006	22,302	$38.07
	=========	=========
Exercisable June 30, 2006	22,302	$38.07
	=========	=========

       The aggregate intrinsic value of outstanding options shown in the table was $266,000 based on $50.00, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to June 30, 2006. The weighted average remaining term of the stock options in the table above was 4.4 years as of June 30, 2006.
       Cash received from the exercise of stock options during the six months ended June 30, 2006 and 2005 was $87,875 and $126,352, respectively. The total intrinsic value of stock options exercised was $69,379 and $78,359 for the six months ended June 30, 2006 and 2005.
       Prior to the adoption of Statement 123R the Company applied APB Opinion 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements prior to adoption. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months	Six Months
	ended	ended
	June 30 , 2005	June 30 , 2005

Net Income, as Reported	$1,275,664	$2,603,819

Deduct: Stock-based employee compensation expense determined
under fair value based method of all awards, net of related tax effect	(3,954)	(7,909)

Pro Forma Net Income	$1,271,710	$2,595,910
	===========	===========
Net income per share:
Basic:
As reported	$0.80	$1.62
Pro forma	$0.80	$1.62

Diluted:
As reported	$0.80	$1.62
Pro forma	$0.79	$1.61

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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
       The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. Our methodology of assessing the appropriateness of the allowance consists of several elements, which include the formula allowance, as well as specific allowances.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OVERVIEW

       Total assets of the registrant grew by $15.1 million, or 3.3 percent in the first six months of 2006. The Bank has experienced weaker loan demand in 2006 as compared to 2005. Loans have increased $2.2 million, or 0.8 percent in the first six months of 2006. Management continued to focus on loan quality during the first six months of 2006 while seeking to minimize risks in the loan portfolio. In the first six months of 2006, however deposits exhibited strong growth, increasing $13.6 million, 3.4 percent. The excess deposit growth over loan growth in the first six months of 2006 was used to increase investment securities. Investment securities increased $7.4 million, or 5.5 percent over the first six months of 2006. Net income of the registrant increased $19,000, or $0.04 per diluted common share to $2,623,000 in the first six months of 2006 as compared to $2,604,000 in the same period of 2005. Diluted earnings per share for the six months ended June 30, 2006 were $1.66 compared to $1.62 for the prior year period. The increase in net income was primarily a result of a large gain on the sale of other real estate owned in the second quarter of 2006. Net interest income continued to show the effects of margin compression with a decrease of $164,000 over the first six months of 2006 as compared to the first six months of 2005. However, the drop in net interest income was partially offset by a decrease of $95,000 in provision for loan losses over the same periods. The net interest margin fell to 3.98 percent in the first six months of 2006 as compared to 4.22 percent in the first six months of 2005. Intense local competition in both loan and deposit pricing and a flat yield curve were the primary contributors to the decrease in the net interest margin in 2006. Management expects pressure to continue on the net interest margin throughout 2006 as this aggressive competition is likely to continue and the yield curve is expected to remain relatively flat through the end of 2006.
       Total assets grew approximately $13.0 million during the three months ended June 30, 2006. Much of the growth in assets in the second quarter occurred in investment securities as loan growth lagged deposit growth in the second quarter of 2006. The registrant had net income of $1.37 million during the three months ended June 30, 2006, leading to diluted earnings per share of $0.87 in the second quarter of 2006 compared to net income $1.28 million and diluted earnings per share of $0.80 in the second quarter of 2005.

Results of Operations

       Net income of the registrant was $2,623,190 for the first six months of 2006. This amounted to an increase of $19,371, or 0.7 percent, compared to the first six months of 2005.  For the three-month period ended June 30, 2006, net income increased $97,291, or 7.6 percent, as compared to the three months ended June 30, 2005.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income decreased $30,798, or 0.8 percent to $3,940,804 during the second quarter of 2006 as compared to $3,971,602 for the second quarter of 2005.  Total interest income increased $848,111, or 13.7 percent to $7,045,305 for the second quarter of 2006 as compared to $6,197,194 for the same period in 2005. The increase in total interest income was due primarily to an increase in interest and fees on loans of $749,538 along with an increase on investment securities of $75,145 in the second quarter of 2006 as compared to the second quarter of 2005. The increase in interest and fees on loans was primarily the result of higher yields earned on loans as well as an increase in average loans outstanding of approximately $12.3 million in the second quarter of 2006 as compared to the same period of 2005. The increase in interest on investment securities was primarily a result of an increase in average investment securities held of approximately $5.7 million in the second quarter of 2006 as compared to the second quarter of 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The increase in interest income was offset by an increase in total interest expense of $878,909, or 39.5 percent to $3,104,501 for the second quarter of 2006 as compared to $2,225,592 for the same period in 2005. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the second quarter of 2006 as compared to the second quarter of 2005, as well as increases in interest-bearing deposits, especially time deposits. The interest expense on time deposits increased $799,090 in the second quarter of 2006 as compared to the second quarter of 2005. The increase in interest expense on time deposits was due to increased balances as well as higher interest rates paid in the second quarter of 2006 as compared to the same period of 2005. The average balance of time deposits increased $22.8 million and the average interest rate paid increased to 4.25 percent in the second quarter of 2006 as compared to 3.26 percent in the second quarter of 2005. Interest expense on savings and money market accounts increased $86,857 in the second quarter of 2006 as compared to the same period of 2005. Although customers continued moving deposits to the higher interest-bearing time deposits as rates increased, the average interest rate paid on savings and money market accounts also increased to 2.23 percent in the second quarter of 2006 from 1.40 percent in the second quarter of 2005. The average balance of savings and money market accounts fell $9.8 million in the second quarter of 2006 as compared to the same period of 2005.
       Net interest income of the registrant for the six-month period ended June 30, 2006 decreased by $164,411, or 2.1 percent, to $7,836,436 as compared to $8,000,847 for the six months ended June 30, 2005. Total interest income increased $1,589,453, or 13.1 percent for the first six months of 2006 as compared to the same period in 2005. This increase was primarily the result of an increase in the average loans outstanding, as well as an increase in the average interest rate received on loans for the first six months of 2006 as compared to the same period of 2005, leading to an increase in the interest and fee income on loans of $1,475,526 for the first six months of 2006 as compared to the same period of 2005. In addition, the increase in interest income was aided by an increase of $82,521 in interest income on investment securities for the first six months of 2006 as compared to the same period of 2005. This increase was primarily due to an increase in average investment securities held during the first six months of 2006 as compared to the same period of 2005.
       The increase in total interest income was offset, however, by an increase in total interest expense of $1,753,864, or 42.3 percent, to $5,903,117 for the six months ended June 30, 2006 as compared to $4,149,253 for the same period in 2005. The increase in total interest expense was primarily caused by a $1,580,066 increase in interest expense on time deposits for the six months ended June 30, 2006 as compared to the same period in 2005. The increase in interest expense on time deposits was primarily the result of a $24.1 million increase in average time deposits outstanding, as well as an increase in average rates paid on time deposits, in the first six months of 2006 as compared to the same period of 2005. Interest expense on savings and money market accounts increased $185,037 in the first six months of 2006 as compared to the same period of 2005 as well. The increase in interest expense on savings and money market accounts was primarily a result of an increase in interest rates paid on savings and money market account balances in the first six months of 2006 as compared to the same period of 2005.
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
       Total non-interest income increased $235,192, or 22.4 percent to $1,285,452 for the three-month period ended June 30, 2006 as compared to $1,050,260 for the three-month period ended June 30, 2005. Most of the increase in non-interest income was due to a $287,803 increase in gain on sale of other assets in the second quarter of 2006 as compared to the second quarter of 2005. This increase in gain on sale of other assets was primarily due to a gain on the sale of other real estate owned during the second quarter of 2006. Also, service charges on deposit accounts increased $24,465 in the second quarter of 2006 as compared to the same period of 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

These increases were partially offset by a decrease of $28,521 in commissions and fees and a decrease of $22,611 in mortgage banking fees in the second quarter of 2006 as compared to the second quarter of 2005.
       Total non-interest income increased $347,603, or 17.5 percent for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005. The increase was primarily due to a $284,064 increase in gain on sale of other assets related to the sale of other real estate owned in the first six months of 2006 as compared to the same period of 2005. Also, service charges on deposit accounts increased $84,403 in the first six months of 2006 as compared to the same period of 2005. These increases were partially offset by a $29,346 decrease in commissions and fees in the first six months of 2006 as compared to the same period of 2005.
       For the three-month period ended June 30, 2006, total non-interest expenses increased $95,304, or 3.0 percent, to $3,226,265 as compared to $3,130,961 for the three-month period ended June 30, 2005. Salaries and employee benefits increased $142,532 and occupancy expenses increased $15,425 for the three months ended June 30, 2006 as compared to the same period of 2005. These increases were offset by a decrease of $53,442 in other operating expenses and a decrease in $15,356 furniture and equipment expense in the second quarter of 2006 as compared to the same period of 2005.
       Total non-interest expenses increased $271,122, or 4.4 percent, to $6,435,275 for the six months ended June 30, 2006 as compared to $6,164,153 for the same period last year. For the six-month period ended June 30, 2006, salaries and employee benefits increased $251,515, accounting for much of the increase in total non-interest expenses for the first six months of 2006 as compared to the same period last year. Also, occupancy expense increased $96,568 and advertising and public relations expense increased $25,720 for the first six months of 2006 as compared to the same period last year. These increases were partially offset by a decrease of $73,269 in other operating expenses and a decrease of $29,412 in furniture and equipment expense in the first six months of 2006 as compared to the same period of 2005.
       The provision for loan losses for the three months ended June 30, 2006, decreased $21,213 to $70,000 from $91,213 over the same period in 2005. For the six-month period ended June 30, 2006, the decrease in provision for loan losses was $94,612 to $89,776 from $184,388 over the same period of 2005.  The decrease in the provision for both periods of 2006 as compared to the same periods of 2005 was primarily the result of an overall improvement in the condition of the loan portfolio in 2006.
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
       For the three-month period ended June 30, 2006, income before taxes increased $130,303 or 7.2 percent, to $1,929,991 as compared to $1,799,688 for the three months ended June 30, 2005.  Applicable income taxes increased $33,012, or 6.3 percent for the three-month period ended June 30, 2006 as compared to the same period in 2005.
       For the six-month period ended June 30, 2006, income before taxes increased $6,682, or 0.2 percent, to $3,644,420 as compared to $3,637,738 for the six-month period ended June 30, 2005. Applicable income taxes decreased $12,689, or 1.2 percent for the six months ended June 30, 2006 as compared to the same period of 2005.
       On a basic, weighted average per share basis, net income was $0.87 per share based on 1,575,253 weighted shares outstanding for the three months ended June 30, 2006 as compared to $0.80 per share based on 1,596,750 weighted shares outstanding for the same period of 2005. On a fully diluted basis, net income per share was $0.87 for the three months ended June 30, 2006 on 1,580,574 weighted shares outstanding as compared to $0.80 on 1,603,623 weighted shares outstanding for the same period of 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       On a basic, weighted average per share basis, net income was $1.66 per share based on 1,578,227 weighted shares outstanding for the first six months of 2006 as compared to $1.62 per share on 1,603,501 weighted shares outstanding for the first six months of 2005. On a fully diluted basis, net income per share was $1.66 for the first six months of 2006 on 1,583,736 weighted shares outstanding as compared to $1.62 on 1,611,135 weighted shares outstanding for the first six months of 2005.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the six months ended June 30, 2006 (annualized) and for the year ended December 31, 2005.

	For the six months ended	For year ended
	June 30, 2006	December 31, 2005

Return on assets	1.16%	1.19%
Return on equity	11.34%	11.51%

Financial Condition

       The registrant's total assets increased 3.3 percent to $465,472,246 during the six months ended June 30, 2006, from $450,393,007 at December 31, 2005. Total net loans were $271,539,209 at June 30, 2006, a 0.9 percent increase compared to $269,212,274 at December 31, 2005. Securities available-for-sale increased $7,423,374, or 5.5 percent, to $141,342,957 at June 30, 2006, from $133,919,583 at December 31, 2005.  At June 30, 2006, there was an unrealized loss on available-for-sale securities, net of tax, of $1,877,850, as compared to an unrealized loss on available-for-sale securities of $1,469,319 at December 31, 2005. The losses in market value of the securities portfolio present on both dates was primarily a result of the higher interest rates prevalent, especially short and medium-term interest rates, at both dates as compared to the 2001-2004 timeframe when many of the securities were purchased, as well as a deterioration of the credit quality of certain issuers of corporate bonds held by the Company. Management anticipates that interest rates will remain high relative to previous years throughout 2006 and unrealized losses will continue throughout 2006 in the investment security portfolio.
       Total liabilities increased by 3.7% to $420,472,497 for the six months ended June 30, 2006, compared to $405,636,676 at December 31, 2005. This increase was primarily due to a $9,369,454 or 2.7 percent increase in interest bearing deposits as well as a $4,272,331, or 7.6 percent increase in non-interest bearing deposits for the six months ended June 30, 2006.
       Non-performing assets increased to approximately $2,965,000 at June 30, 2006 compared to approximately $2,155,000 at December 31, 2005.  Non-performing assets at June 30, 2006 included $785,161 in other real estate owned, $2,140,089 in non-accrual loans, and $39,566 in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans in compliance with modified terms at June 30, 2006.  At December 31, 2005, the corresponding figures were $1,058,686 in other real estate owned, $989,178 in non-accrual loans, $107,287 in loans past due ninety days or more, and approximately $61,000 in loans restructured and in compliance with modified terms. The allowance for loan losses was 1.7 times the balance of nonaccrual loans at June 30, 2006 as compared to 3.8 times at December 31, 2005. The increase in nonaccrual loans at June 30, 2006 as compared to December 31, 2005 was primarily due to one large commercial real estate relationship of approximately $1.1 million, secured by primarily by commercial real estate that was placed on nonaccrual status in the first quarter of 2006.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2006 if the above nonaccrual loans had been current in accordance with their original terms was approximately $41,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2006, there were approximately $9,299,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $9,268,000 in loans that were classified as "substandard" or worse and accruing interest as of June 30, 2005 and $8,880,000 of such loans at December 31, 2005.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings and dwellings (50% of Tier I capital plus the allowance for credit losses), loans to lessors of non-residential buildings (33% of Tier I capital plus the allowance for credit losses) and loans secured by hotel and motel properties (30% of Tier I capital plus the allowance for credit losses). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
        Net charge-offs for the six months ended June 30, 2006 were approximately $107,700 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.08 percent (annualized). This compares to net charge-offs of approximately $10,200 for the six months ended June 30, 2005 for a net charge-off ratio of 0.01 percent (annualized).
       The total allowance for credit losses decreased to $3,640,191 as of June 30, 2006 from $3,735,255 as of December 31, 2005. The ratio of the allowance for credit losses to total loans outstanding was 1.32% at June 30, 2006 as compared to 1.37% at December 31, 2005. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $4,547,014 between December 31, 2005 and June 30, 2006.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $38,072,000 at June 30, 2006, representing 26.9 percent of the registrant's investment portfolio as compared to $11,261,000, or 8.3 percent one year earlier and $25,617,000, or 19.1 percent, at December 31, 2005. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At June 30, 2006, the Bank had approximately $97.6 million in loans maturing within one year. The registrant had $11,644,000 in federal funds sold on June 30, 2006, compared to $10,761,000 as of December 31, 2005.
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

	Amount at
	June 30, 2006	December 31, 2005

Commitments to extend credit	$40,266,596	$34,958,643
Standby letters of credit	1,985,125	1,305,755
Mortgage loans sold with repurchase
requirements outstanding	7,561,356	6,774,798

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2006, the Bank had total borrowings of $3,986,725 and had approximately $33,473,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $20,000,000 in federal funds lines available from correspondent banks.
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
      The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of June 30, 2006 and December 31, 2005.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of June 30, 2006
Tier I Capital (to risk weighted assets)
FPNC	$46,852	14.40%	$13,013	>	4.00%	$19,520	>	6.00%
FNB	45,774	14.07	13,011	>	4.00	19,516	>	6.00
Total Capital (to risk weighted assets)
FPNC	50,569	15.54	26,026	>	8.00	32,533	>	10.00
FNB	49,491	15.22	26,022	>	8.00	32,527	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	46,852	10.20	18,365	>	4.00	22,957	>	5.00
FNB	45,774	9.97	18,363	>	4.00	22,954	>	5.00

As of December 31, 2005
Tier I Capital (to risk weighted assets)
FPNC	$46,225	14.62%	$12,648	>	4.00%	$18,972	>	6.00%
FNB	45,410	14.36	12,646	>	4.00	18,969	>	6.00
Total Capital (to risk weighted assets)
FPNC	49,960	15.80	25,296	>	8.00	31,620	>	10.00
FNB	49,145	15.54	25,292	>	8.00	31,615	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	46,225	10.26	18,027	>	4.00	22,534	>	5.00
FNB	45,410	10.08	18,012	>	4.00	22,515	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of June 30, 2006, a -200 basis point rate shock was estimated to decrease net interest income approximately $437,000, or 3.0 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $167,000, or 1.2 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.1 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.4%, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would necessarily vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2006.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the second quarter of 2006 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

April 1-30, 2006	-	$0.00	-	$2,031,120
May 1-31, 2006	172	$50.00	172	$2,022,520
June 1-30, 2006	-	$0.00	-	$2,022,520

Total	172	$50.00	172	$2,022,520
	==========	==========	===========	===============

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

Item 3.  Defaults upon Senior Securities.

      None

Item 4.  Submission of Matters to a Vote of Security Holders.

       At the annual meeting of stockholders on April 27, 2006, there were 1,032,880 shares represented. The number of shares required for a quorum was 787,392. Of the 1,032,880 shares represented at the meeting, the following votes were given with respect to the election of registrant's directors.

	For	Withheld	Broker non-votes
David E. Bagley	1,029,616	0	0
James K. Blackburn, IV	1,029,463	153	0
Wade Boggs	999,889	29,727	0
James H. Butler	999,889	29,727	0
James T. Cox	1,029,445	171	0
Gregory G. Dugger	1,029,463	153	0
Charles D. Haney	1,029,445	171	0
James Rand Hayes	1,029,570	46	0
Mark A. Hayes	1,029,442	174	0
Linda Lee Rogers	1,029,616	0	0
R. Whitney Stevens, Jr.	1,027,686	1,930	0
Bill Yancey	1,029,616	0	0

       On the basis of these figures, the above named directors were declared duly elected.

       Also brought to a vote was the ratification of the selection of Putman and Hancock, Certified Public Accountants, as external auditors for the ensuing year. Of the 1,032,880 shares represented, there were 1,024,543 shares voted for, 2,687 shares against, 5,650 shares abstaining and no broker non-votes. On the basis of these figures, the selection of Putman and Hancock, Certified Public Accountants was declared ratified.

Item 5.  Other Information.

     None

Item 6.  Exhibits.

     (a) Exhibit 31.1 Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II - OTHER INFORMATION
____________________________________________

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

                                                                              FIRST PULASKI NATIONAL CORPORATION

Date:  August 14, 2006                                           /s/Mark A. Hayes
                                                                              Mark A. Hayes, Chief Executive Officer

Date:  August 14, 2006                                           /s/Tracy Porterfield
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