Form 10-Q
period 2006-09-30
FIRST PULASKI NATIONAL CORP
filed 2006-11-14
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2006

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]                 Accelerated filer [    ]                 Non-accelerated filer [ X ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ]   No [ X ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $1.00 par value -- 1,565,442 shares outstanding as of November 10, 2006.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2006	2005

Cash and due from banks	$11,524,133	$9,749,958
Federal funds sold	7,752,000	10,761,000

Cash and cash equivalents	19,276,133	20,510,958

Interest bearing balances with banks	350,797	329,818
Securities available for sale	143,458,273	133,919,583

Loans net of unearned income	278,914,323	272,947,529
Allowance for credit losses	(3,714,706)	(3,735,255)

Total net loans	275,199,617	269,212,274

Bank premises & equipment	10,792,875	10,272,393
Accrued interest receivable	3,997,949	3,519,492
Prepayments & other assets	12,177,678	11,569,803
Other real estate	745,681	1,058,686

TOTAL ASSETS	$465,999,003	$450,393,007
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$57,958,559	$56,016,061
Interest bearing balances	351,408,419	341,395,718

Total deposits	409,366,978	397,411,779

Securities sold under repurchase agreements	1,553,761	0
Other borrowed funds	3,930,862	4,096,152
Accrued taxes	114,441	67,263
Accrued interest on deposits	2,416,577	2,155,917
Other liabilities	2,337,506	1,905,565

TOTAL LIABILITIES	419,720,125	405,636,676

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,565,426 and 1,587,464 shares issued and outstanding, respectively	1,565,426	1,587,464
Capital surplus	484,850	1,634,087
Retained earnings	45,068,436	43,004,099
Accumulated other comprehensive income (loss), net	(839,834)	(1,469,319)

TOTAL SHAREHOLDERS' EQUITY	46,278,878	44,756,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$465,999,003	$450,393,007
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

INTEREST INCOME:
Loans, including fees	$5,976,062	$5,317,280	$17,127,730	$14,993,422
Investment securities	1,342,464	1,159,821	3,797,912	3,532,748
Interest on deposits	3,685	2,166	10,411	4,756
Federal funds sold	171,049	28,356	296,760	126,797

Total interest income	7,493,260	6,507,623	21,232,813	18,657,723

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	107,756	76,384	262,106	236,509
Savings & MMDAs	343,162	354,327	1,056,165	882,293
Time	2,972,162	2,033,188	7,900,709	5,381,669
Repurchase agreements	13,462	0	14,408	0
Borrowed funds	51,705	72,940	157,976	185,621

Total interest expense	3,488,247	2,536,839	9,391,364	6,686,092

NET INTEREST INCOME	4,005,013	3,970,784	11,841,449	11,971,631

Provision for loan losses	764	128,591	90,540	312,979

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	4,004,249	3,842,193	11,750,909	11,658,652

NON-INTEREST INCOME:
Service charges on deposit accounts	599,144	586,887	1,752,327	1,655,667
Commissions and fees	103,828	114,242	356,165	395,925
Other service charges and fees	84,426	51,697	263,789	228,502
BOLI income	61,153	56,584	154,624	145,739
Security gains	0	9	0	16,145
Dividends	22,932	41,456	79,053	108,771
Mortgage banking fees	118,925	122,432	379,959	389,488
Gain (loss) on sale of other assets	6,077	(3,532)	293,673	0
Other	0	24,901	49,930	39,871

Total non-interest income	996,485	994,676	3,329,520	2,980,108

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NON-INTEREST EXPENSES
Salaries and employee benefits	$1,830,258	$1,793,950	$5,624,404	$5,336,581
Occupancy expense, net	306,485	274,339	971,240	842,526
Furniture and equipment expense	187,159	220,209	553,292	615,754
Advertising and public relations	130,551	118,664	482,399	444,792
Other operating expenses	644,049	732,062	1,902,442	2,063,724

Total non-interest expenses	3,098,502	3,139,223	9,533,777	9,303,376

Income before taxes	1,902,232	1,697,646	5,546,652	5,335,384
Applicable income taxes	527,743	446,803	1,548,973	1,480,722

NET INCOME	$1,374,489	$1,250,843	$3,997,679	$3,854,662
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.88	$0.79	$2.54	$2.41
Diluted	$0.87	$0.78	$2.53	$2.40

Dividends per common share	$0.41	$0.41	$1.23	$1.23

Number of weighted average shares for
period - basic	1,568,423	1,591,830	1,574,923	1,599,568
- diluted	1,573,744	1,598,608	1,580,369	1,606,913

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2006

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, Dec. 31, 2005	$1,587,464	$1,634,087	$43,004,099	$(1,469,319)	$44,756,331

Comprehensive income:
Net Income			3,997,679

Change in unrealized
losses on AFS
securities, net of tax				629,485

Comprehensive income					4,627,164

Cash Dividends
($1.23 per share)			(1,933,342)		(1,933,342)

Common stock issued	3,145	84,730			87,875

Common stock repurchased	(25,183)	(1,233,967)			(1,259,150)

Balance, September 30, 2006	$1,565,426	$484,850	$45,068,436	$(839,834)	$46,278,878
	===========	===========	===========	============	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$3,997,679	$3,854,662
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	90,540	312,979
Depreciation of premises and equipment	569,316	610,600
Amortization and accretion of investment securities, net	304,012	347,586
Deferred income tax benefit	(54,828)	(143,104)
(Gain) loss on sale of other assets	(293,673)	199,668
Security gains, net	-	(16,145)
Loans originated for sale	(14,789,581)	(13,687,797)
Proceeds from sale of loans	14,634,661	14,097,647
(Increase) decrease in interest receivable	(478,457)	206,461
Increase in prepayments/other assets	(423,844)	(188,773)
Increase in accrued interest payable	260,660	526,220
Increase (decrease) in accrued taxes	47,178	(189,903)
Increase in other liabilities	431,941	296,412

Net cash from operating activities	4,295,604	6,226,513

Cash flows from investing activities:
Proceeds from maturity of investment securities	17,709,373	13,837,917
Proceeds from sale of investment securities	-	2,241,520
Purchase of investment securities	(26,547,693)	(14,957,465)
Increase in interest bearing balances with banks	(20,979)	(118,746)
Net increase in loans	(6,009,949)	(21,003,134)
Purchase of bank owned life insurance	(504,100)	(5,283,100)
Capital expenditures	(1,099,494)	(1,320,030)
Proceeds from sale of other assets	703,360	2,580,125

Net cash used by investing activities	(15,769,482)	(24,022,913)

Cash flows from financing activities:
Proceeds from borrowings	-	3,500,000
Net increase in deposits	11,955,199	20,333,798
Cash dividends paid	(1,933,342)	(1,963,018)
Proceeds from issuance of common stock	87,875	134,101
Payments to repurchase common stock	(1,259,150)	(1,994,130)
Net increase in securities sold under repurchase agreements	1,553,761	-
Borrowings repaid	(165,290)	(180,174)

Net cash from financing activities	10,239,053	19,830,577

Net (decrease) increase in cash and cash equivalents	(1,234,825)	2,034,177
Cash and cash equivalents at beginning of period	20,510,958	16,781,559

Cash and cash equivalents at end of period	$19,276,133	$18,815,736
	=============	=============
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

Note 2.

       On January 1, 2006, the registrant adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004) ("Statement 123R"), "Share-Based Payment", a revision of Statement No. 123, "Accounting for Stock-Based Compensation", ("Statement 123"), which supersedes Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted the "modified prospective application" method of applying Statement 123R; therefore, the results for prior periods have not been restated.
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
       As there are no unvested options as of January 1, 2006, and no options granted in the first three quarters of 2006, there was no share-based compensation expense or tax benefit recorded in the first three quarters of 2006. In addition there was no unrecognized compensation costs related to stock options at September 30, 2006.
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
       At September 30, 2006, the registrant had 72,500 shares reserved for award under its plans. The registrant expects to satisfy the exercise of stock options and the future grants, by issuing shares of common stock from authorized shares. At September 30, 2006 the registrant had 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

        Below is a summary of the registrant's stock option activity for the nine months ended September 30, 2006:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding January 1, 2006	25,697	$36.73

Granted	-
Exercised	(3,145)	27.94
Expired	(250)	27.60

Outstanding September 30, 2006	22,302	$38.07
	=========	============
Exercisable September 30, 2006	22,302	$38.07
	=========	============

       The aggregate intrinsic value of outstanding options shown in the table was $266,000 based on $50.00, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to September 30, 2006. The weighted average remaining term of the stock options in the table above was 4.0 years as of September 30, 2006.
       Cash received from the exercise of stock options during the nine months ended September 30, 2006 and 2005 was $87,875 and $134,101, respectively. The total intrinsic value of stock options exercised was $69,379 and $83,101 for the nine months ended September 30, 2006 and 2005.
       Prior to the adoption of Statement 123R, the Company applied Opinion 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements prior to adoption of Statement 123R. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005, if the registrant had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.
	Three months	Nine Months
	ended	ended
	September 30 , 2005	September 30 , 2005

Net Income, as Reported	$1,250,843	$3,854,662

Deduct: Stock-based employee compensation expense determined
under fair value based method of all awards, net of related tax effect	(3,955)	(11,864)

Pro Forma Net Income	$1,246,888	$3,842,798
	===============	===============
Net income per share:
Basic:
As reported	$0.79	$2.41
Pro forma	$0.78	$2.40

Diluted:
As reported	$0.78	$2.40
Pro forma	$0.78	$2.39

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

OVERVIEW

       Total assets of the registrant grew by $15.6 million, or 3.5 percent, in the first nine months of 2006. The Bank experienced increased loan demand in the third quarter of 2006; however, loan demand remained weaker in the first nine months of 2006 as compared to the same period of 2005. Loans increased $6.0 million, or 2.2 percent, in the first nine months of 2006. Management continued to focus on loan quality during the first nine months of 2006 while seeking growth in the loan portfolio. Deposit growth slowed in the third quarter of 2006, with deposits growing $12.0 million, or 3.0 percent. The excess deposit growth over loan growth in the first nine months of 2006 resulted in an increase in investment securities. Investment securities increased $9.5 million, or 7.1 percent, over the first nine months of 2006. Net income of the registrant increased $143,000, or $0.13 per diluted common share, to $3,998,000 in the first nine months of 2006 as compared to $3,855,000 in the same period of 2005. Diluted earnings per share for the nine months ended September 30, 2006 were $2.53 compared to $2.40 for the prior year period. The increase in net income was primarily a result of a decrease in the provision for loan losses in the first nine months of 2006 as compared to the same period of 2005 as well as a large gain on the sale of other real estate owned in the second quarter of 2006. Net interest income continued to show the effects of margin compression with a decrease of $130,000 for the first nine months of 2006 as compared to the first nine months of 2005. The net interest margin fell to 3.93 percent in the first nine months of 2006 as compared to 4.16 percent in the first nine months of 2005. Intense local competition in both loan and deposit pricing and a flat yield curve were the primary contributors to the decrease in the net interest margin in 2006. Also, the higher growth seen in lower-yielding investment securities as compared to loans in the first nine months of 2006 contributed to the decline in the net interest margin. Management expects pressure to continue on the net interest margin throughout 2006 as this aggressive competition is likely to continue and the yield curve is expected to remain relatively flat through the end of 2006.
       Total assets of the registrant remained flat in the third quarter of 2006, increasing $0.5 million during the three months ended September 30, 2006. The registrant had net income of $1.37 million during the three months ended September 30, 2006, leading to diluted earnings per share of $0.87 in the third quarter of 2006 compared to net income $1.25 million and diluted earnings per share of $0.78 in the third quarter of 2005.

Results of Operations

       Net income of the registrant was $3,997,679 for the first nine months of 2006. This amounted to an increase of $143,017, or 3.7 percent, compared to the first nine months of 2005.  For the three-month period ended September 30, 2006, net income increased $123,646, or 9.9 percent, as compared to the three months ended September 30, 2005.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income increased $34,229, or 0.9 percent, to $4,005,013 during the third quarter of 2006 as compared to $3,970,784 for the third quarter of 2005.  Total interest income increased $985,637, or 15.1 percent, to $7,493,260 for the third quarter of 2006 as compared to $6,507,623 for the same period in 2005. The increase in total interest income was due primarily to an increase in interest and fees on loans of $658,782 along with an increase in interest income on investment securities of $182,643 and an increase of $142,693 in interest income on federal funds sold in the third quarter of 2006 as compared to the third quarter of 2005. The increase in interest and fees on loans was primarily the result of higher yields earned

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

on loans as well as an increase in average loans outstanding of approximately $4.0 million in the third quarter of 2006 as compared to the same period of 2005. The increase in interest on investment securities was primarily a result of an increase in average investment securities held of approximately $10.6 million in the third quarter of 2006 as compared to the third quarter of 2005.
       The increase in interest income was offset by an increase in total interest expense of $951,408, or 37.5 percent to $3,488,247 for the third quarter of 2006 as compared to $2,536,839 for the same period in 2005. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the third quarter of 2006 as compared to the third quarter of 2005, as well as increases in interest-bearing deposits, especially time deposits. The interest expense on time deposits increased $938,974 in the third quarter of 2006 as compared to the third quarter of 2005. The increase in interest expense on time deposits was due to increased balances as well as higher interest rates paid in the third quarter of 2006 as compared to the same period of 2005. The average balance of time deposits increased $26.3 million and the average interest rate paid increased to 4.59 percent in the third quarter of 2006 as compared to 3.49 percent in the third quarter of 2005.
       Net interest income of the registrant for the nine-month period ended September 30, 2006 decreased by $130,182, or 1.1 percent, to $11,841,449 as compared to $11,971,631 for the nine months ended September 30, 2005. Total interest income increased $2,575,090, or 13.8 percent, for the first nine months of 2006 as compared to the same period in 2005. This increase was primarily the result of an increase in the average loans outstanding, as well as an increase in the average interest rate received on loans for the first nine months of 2006 as compared to the same period of 2005, leading to an increase in the interest and fee income on loans of $2,134,308 for the first nine months of 2006 as compared to the same period of 2005. In addition, the increase in interest income was aided by an increase of $265,164 in interest income on investment securities for the first nine months of 2006 as compared to the same period of 2005. This increase was primarily due to an increase in average investment securities held during the first nine months of 2006 as compared to the same period of 2005.
       The increase in total interest income was offset, however, by an increase in total interest expense of $2,705,272, or 40.5 percent, to $9,391,364 for the nine months ended September 30, 2006 as compared to $6,686,092 for the same period in 2005. The increase in total interest expense was primarily caused by a $2,519,040 increase in interest expense on time deposits for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in interest expense on time deposits was primarily the result of a $24.9 million increase in average time deposits outstanding, as well as an increase in average rates paid on time deposits to 4.28 percent in the first nine months of 2006 as compared to an average rate paid of 3.24 percent in the first nine months of 2005. Interest expense on savings and money market accounts increased $173,872 in the first nine months of 2006 as compared to the same period of 2005 as well. The increase in interest expense on savings and money market accounts was primarily a result of an increase in interest rates paid on savings and money market account balances in the first nine months of 2006 as compared to the same period of 2005.
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
       Total non-interest income increased $1,809, or 0.2 percent, to $996,485 for the three-month period ended September 30, 2006 as compared to $994,676 for the three-month period ended September 30, 2005. The largest increases in non-interest income were a $32,729 increase in other service charges and fees as well as a $12,257 increase in service charges on deposit accounts in the third quarter of 2006 as compared to the third quarter of 2005. These increases were offset however by a $24,901 decrease in other income and an $18,524 decrease in dividends in the third quarter of 2006 as compared to the same period of 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Total non-interest income increased $349,412, or 11.7 percent, for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005. The increase was primarily due to a $293,673 increase in gain on sale of other assets in the first nine months of 2006 as compared to the same period of 2005. This large increase in the gain on sale of other assets was related to the sale of other real estate owned during the second quarter of 2006. Also, service charges on deposit accounts increased $96,660 and other service charges and fees increased $35,287 in the first nine months of 2006 as compared to the same period of 2005. These increases were partially offset by a $39,760 decrease in commissions and fees as well as a $29,718 decrease in dividends in the first nine months of 2006 as compared to the same period of 2005.
       For the three-month period ended September 30, 2006, total non-interest expenses decreased $40,721, or 1.3 percent, to $3,098,502 as compared to $3,139,223 for the three-month period ended September 30, 2005. Much of the decrease in non-interest expenses was due to an $88,013 decrease in other operating expenses in the third quarter of 2006 as compared to the third quarter of 2005. This decrease in other operating expenses was primarily due to an approximately $200,000 loss on the sale of other real estate owned during the third quarter of 2005. Also, furniture and equipment expense decreased $33,050 during the third quarter of 2006 as compared to the same period of 2005. These decreases were offset however by an increase in salaries and employee benefits of $36,308 as well as a $32,146 increase in net occupancy expenses for the three months ended September 30, 2006 as compared to the same period of 2005.
       Total non-interest expenses increased $230,401, or 2.5 percent, to $9,533,777 for the nine months ended September 30, 2006 as compared to $9,303,376 for the same period last year. For the nine-month period ended September 30, 2006, salaries and employee benefits increased $287,823, accounting for much of the increase in total non-interest expenses for the first nine months of 2006 as compared to the same period last year. Also, occupancy expense increased $128,714 and advertising and public relations expense increased $37,607 for the first nine months of 2006 as compared to the same period last year. These increases were partially offset by a decrease of $161,282 in other operating expenses related to the loss on the sale of other real estate in 2005 and a decrease of $62,462 in furniture and equipment expense in the first nine months of 2006 as compared to the same period of 2005.
       The provision for loan losses for the three months ended September 30, 2006, decreased $127,827 to $764 from $128,591 over the same period in 2005. For the nine-month period ended September 30, 2006, the decrease in provision for loan losses was $222,439 to $90,540 from $312,979 over the same period of 2005.  The decrease in the provision for both the three and nine month periods ended September 30, 2006 as compared to the same periods of 2005 was primarily the result of an overall improvement in the condition of the loan portfolio and slowed loan growth in 2006.
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
       For the three-month period ended September 30, 2006, income before taxes increased $204,586 or 12.1 percent, to $1,902,232 as compared to $1,697,646 for the three months ended September 30, 2005.  Applicable income taxes increased $80,940, or 18.1 percent, for the three-month period ended September 30, 2006 as compared to the same period in 2005.
       For the nine-month period ended September 30, 2006, income before taxes increased $211,268, or 4.0 percent, to $5,546,652 as compared to $5,335,384 for the nine-month period ended September 30, 2005. Applicable income taxes increased $68,251, or 4.6 percent, for the nine months ended September 30, 2006 as compared to the same period of 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       On a basic, weighted average per share basis, net income was $0.88 per share based on 1,568,423 weighted shares outstanding for the three months ended September 30, 2006 as compared to $0.79 per share based on 1,591,830 weighted shares outstanding for the same period of 2005. On a fully diluted basis, net income per share was $0.87 for the three months ended September 30, 2006 on 1,573,744 weighted shares outstanding as compared to $0.78 on 1,598,608 weighted shares outstanding for the same period of 2005.
       On a basic, weighted average per share basis, net income was $2.54 per share based on 1,574,923 weighted shares outstanding for the first nine months of 2006 as compared to $2.41 per share on 1,599,568 weighted shares outstanding for the first nine months of 2005. On a fully diluted basis, net income per share was $2.53 for the first nine months of 2006 on 1,580,369 weighted shares outstanding as compared to $2.40 on 1,606,913 weighted shares outstanding for the first nine months of 2005.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity (excluding unrealized gain or loss on securities)) for the nine months ended September 30, 2006 (annualized) and for the year ended December 31, 2005.

	For the nine months ended	For year ended
	September 30, 2006	December 31, 2005

Return on assets	1.16%	1.19%
Return on equity	11.42%	11.51%

Financial Condition

       The registrant's total assets increased 3.5 percent to $465,999,003 during the nine months ended September 30, 2006, from $450,393,007 at December 31, 2005. Total net loans were $275,199,617 at September 30, 2006, a 2.2 percent increase compared to $269,212,274 at December 31, 2005. Securities available-for-sale increased $9,538,690, or 7.1 percent, to $143,458,273 at September 30, 2006, from $133,919,583 at December 31, 2005.  At September 30, 2006, there was an unrealized loss on available-for-sale securities, net of tax, of $839,834, as compared to an unrealized loss on available-for-sale securities of $1,469,319 at December 31, 2005. The losses in market value of the securities portfolio present on both dates was primarily a result of the higher interest rates prevalent, especially short and medium-term interest rates, at both dates as compared to the 2001-2004 timeframe when many of the securities were purchased, as well as a deterioration of the credit quality of certain issuers of corporate bonds held by the registrant.
       Total liabilities increased by 3.5% to $419,720,125 for the nine months ended September 30, 2006, compared to $405,636,676 at December 31, 2005. This increase was primarily due to a $10,012,701, or 2.9 percent, increase in interest bearing deposits as well as a $1,942,498, or 3.5 percent, increase in non-interest bearing deposits for the nine months ended September 30, 2006.
       Non-performing assets decreased to approximately $1,731,000 at September 30, 2006 compared to approximately $2,155,000 at December 31, 2005.  Non-performing assets at September 30, 2006 included $745,681 in other real estate owned, $848,141 in non-accrual loans, and $136,730 in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans in compliance with modified terms at September 30, 2006.  At December 31, 2005, the corresponding figures were $1,058,686 in other real estate owned, $989,178 in non-accrual loans, $107,287 in loans past due ninety days or more, and approximately $61,000 in loans restructured and in compliance with modified terms. The allowance for loan losses was 4.4 times the balance of nonaccrual loans at September 30, 2006 as compared to 3.8 times at December 31, 2005.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2006 if the above nonaccrual loans had been current in accordance with their original terms was approximately $44,000.
      Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2006, there were approximately $8,594,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $7,290,000 in loans that were classified as "substandard" or worse and accruing interest as of September 30, 2005 and $8,880,000 of such loans at December 31, 2005.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the registrant has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings and dwellings (60% of Tier I capital plus the allowance for credit losses), loans secured by hotel and motel properties (37% of Tier I capital plus the allowance for credit losses) and loans to lessors of non-residential buildings (34% of Tier I capital plus the allowance for credit losses). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       Net charge-offs for the nine months ended September 30, 2006 were approximately $33,900 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.02 percent (annualized). This compares to net charge-offs of approximately $71,600 for the nine months ended September 30, 2005 for a net charge-off ratio of 0.03 percent (annualized).
       The total allowance for credit losses decreased to $3,714,706 as of September 30, 2006 from $3,735,255 as of December 31, 2005. The ratio of the allowance for credit losses to total loans outstanding was 1.33% at September 30, 2006 as compared to 1.37% at December 31, 2005. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $1,234,825 between December 31, 2005 and September 30, 2006
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $34,317,000 at September 30, 2006, representing 23.9 percent of the registrant's investment portfolio as compared to $19,581,000, or 14.7 percent, one year earlier and $25,617,000, or 19.1 percent, at December 31, 2005.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At September 30, 2006, the Bank had approximately $99.0 million in loans maturing within one year. The registrant had $7,752,000 in federal funds sold on September 30, 2006, compared to $10,761,000 as of December 31, 2005.
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

	Amount at
	September 30, 2006	December 31, 2005

Commitments to extend credit	$54,094,364	$34,958,643
Standby letters of credit	2,139,165	1,305,755
Mortgage loans sold with repurchase
requirements outstanding	7,224,450	6,774,798

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2006, the Bank had total borrowings of $3,930,862 and had approximately $34,559,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $20,000,000 in federal funds lines available from correspondent banks.
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
       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of September 30, 2006 and December 31, 2005.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)

As of September 30, 2006
Tier I Capital (to risk weighted assets)
FPNC	$47,087	14.29%	$13,181	>	4.00%	$19,771	>	6.00%
FNB	46,510	14.12	13,178	>	4.00	19,768	>	6.00
Total Capital (to risk weighted assets)
FPNC	50,879	15.44	26,361	>	8.00	32,952	>	10.00
FNB	50,302	15.27	26,357	>	8.00	32,946	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	47,087	9.99	18,861	>	4.00	23,576	>	5.00
FNB	46,510	9.86	18,859	>	4.00	23,574	>	5.00

As of December 31, 2005
Tier I Capital (to risk weighted assets)
FPNC	$46,225	14.62%	$12,648	>	4.00%	$18,972	>	6.00%
FNB	45,410	14.36	12,646	>	4.00	18,969	>	6.00
Total Capital (to risk weighted assets)
FPNC	49,960	15.80	25,296	>	8.00	31,620	>	10.00
FNB	49,145	15.54	25,292	>	8.00	31,615	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	46,225	10.26	18,027	>	4.00	22,534	>	5.00
FNB	45,410	10.08	18,012	>	4.00	22,515	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of September 30, 2006, a -200 basis point rate shock was estimated to decrease net interest income approximately $506,000, or 3.5 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $182,000, or 1.3 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.6 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.4 percent, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would necessarily vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2006.

 PART I - FINANCIAL INFORMATION
____________________________________________

Item 4. Controls and Procedures

       The registrant maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The registrant carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       (c) The table below sets forth the number of shares repurchased by the registrant during the third quarter of 2006 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

July 1-31, 2006	5,365	$50.00	5,365	$1,754,270
August 1-31, 2006	4,466	$50.00	4,466	$1,530,970
September 1-30, 2006	-	$0.00	-	$1,530,970

Total	9,831	$50.00	9,831	$1,530,970
	===========	===========	============	===============

       On December 21, 2004, the Board of Directors of the registrant approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the

PART II - OTHER INFORMATION
____________________________________________

registrant's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date and unless terminated earlier by resolution of the registrant's board of directors, will expire when the registrant has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. The registrant has no other programs to repurchase common stock at this time.

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

                                                                                  FIRST PULASKI NATIONAL CORPORATION

Date:  November 14, 2006                                         /s/Mark A. Hayes_________________________________
                                                                                  Mark A. Hayes, Chief Executive Officer

Date:  November 14, 2006                                         /s/Tracy Porterfield________________________________
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