Form 10-K
period 2006-12-31
FIRST PULASKI NATIONAL CORP
filed 2007-04-02
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

Large accelerated filer [    ]                            Accelerated filer [    ]                             Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [    ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2006 was $73,060,350. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $50 per share, the price at what the registrant's common stock was traded on June 5, 2006 the closest trade, of which the registrant has knowledge, to June 30, 2006.

Shares of Common Stock outstanding on March 8, 2007 were 1,557,744.

Documents Incorporated by Reference:
Part III. Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 26, 2007 are incorporated by reference into Items 10, 11, 12, and 13.

FIRST PULASKI NATIONAL CORPORATION
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

The Corporation, through its subsidiaries, offers a diversified range of financial services to its customers. These include activities related to general banking business with complete services in the commercial, corporate and retail banking fields.

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

The Corporation owns all of the common stock of the Bank. At December 31, 2006, the Corporation and its subsidiaries had combined total assets of $484,088,320.

At December 31, 2006, the Bank had long-term indebtedness of approximately $3.87 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note G to the Corporation's Consolidated Financial Statements, includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. First National is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits. The Bank is the sixth largest financial institution in Marshall County, Tennessee, measured by county deposits.

As of March 8, 2007, First National had 159 employees, 16 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three market areas, Giles County, Tennessee, Lincoln County, Tennessee and Marshall County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County. First National competes in Giles County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a large regional bank holding company. From June 30, 2004 to June 30, 2006, total deposits for all commercial banks in the Giles County market have increased 10.3% from $525.4 million to $579.6 million. The Bank has six (6) offices in Giles County, and approximately 60% of its deposits are located there. As of June 30, 2006, First National had the largest market share of banks in Giles County with a 43.1% share of the bank deposits, nearly twice the market share of its nearest competitor.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,297 in 2005 and a median household income of $35,358 in 2004, the latest available data.

Lincoln County. First National competes in Lincoln County with five (5) commercial banking organizations. Three (3) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other two (2) commercial banking competitors are small community banking organizations. From June 30, 2004 to June 30, 2006, total deposits for all commercial banks in Lincoln County increased 18.2% from $389.6 million to $460.4 million. The Bank has two (2) branch offices located in this market, and approximately 32% of its deposits are located there. As of June 30, 2006, First National had a 27.4% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 32,392 in 2005, and a median household income of $36,961 in 2004, the latest available data.

Marshall County. First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2004 to June 30, 2006, total deposits for all commercial banks in the Marshall County market increased 9.0% from $384.7 million to $419.3 million. The bank has two (2) offices in Marshall County and approximately 8% of its deposits are located there. As of June 30, 2006, First National had the sixth largest market share of banks in Marshall County with an 8.7% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 28,372 in 2005 and a median household income of $38,760 in 2004, the latest available data.

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

First Pulaski National Corporation

The Corporation is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, it is subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength for First National and to commit resources to support First National. This support may be required at times when, without this Federal Reserve policy, the Corporation might not be inclined to provide it. In the unlikely event of the Corporation's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of First National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching. While the OCC has authority to approve branch applications, national banks are required by the National Bank Act to adhere to branching laws applicable to state-chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. First National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger or branch acquisition. Tennessee, however, only permits an out-of-state bank, short of an interstate merger, to branch into Tennessee through branch acquisition if the state of the out-of-state bank permits Tennessee-based banks to acquire branches there.

FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.

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

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Capital and Dividends" and Note L to the Notes to Consolidated Financial Statements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2006, First National met the conditions necessary to be considered "well capitalized" by its primary regulator.

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

The Corporation relies on dividends from First National as its primary source of funds. The primary source of funds of First National are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

The Corporation is geographically concentrated in Giles, Lincoln and Marshall Counties, Tennessee, and changes in local economic conditions impact its profitability.

The Corporation operates primarily in Giles, Lincoln and Marshall Counties, and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Corporation's success significantly depends upon the growth in population, income levels and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions could reduce the Corporation's growth rate, affect the ability of its customers to repay their loans and generally affect its financial condition and results of operations. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Competition from financial institutions and other financial service providers may adversely affect the Corporation's profitability.

The banking business is highly competitive, and the Corporation experiences competition in each of its markets from many other financial institutions. The Corporation competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Corporations' primary market areas and elsewhere. Many of the Corporation's competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Corporation has.

Additionally, the Corporation faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Corporation's customers and may attempt to hire the Corporation's or First National's management and employees.

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

The Corporation, as well as First National, operate in a highly regulated environment and are supervised and examined by various federal and state regulatory agencies which may adversely affect the Corporation's ability to conduct business.

The Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve supervise and examine First National and the Corporation, respectively. Because First National's deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on First National, including:

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

The Corporation's common stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices may not necessarily reflect the actual value of the Corporation's common stock. A shareholder's ability to sell the shares of common stock in the Corporation in a timely manner may be substantially limited by the lack of a trading market for the common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town. Construction was completed and the Bank moved into the new facility in Lewisburg in February, 2007. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. Additional properties for parking, storage and expansion in the various locations are leased through the year 2014. Rental expenses for these properties during the year 2006 amounted to $27,600.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on Nasdaq or any other quotation service. The following trading prices for 2006 and 2005 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid

1st Quarter, 2006	$50.00 - 50.00	$0.41
2nd Quarter, 2006	$50.00 - 50.00	$0.41
3rd Quarter, 2006	$50.00 - 50.00	$0.41
4th Quarter, 2006	$50.00 - 55.00	$0.45

Total Annual Dividend, 2006		$1.68

1st Quarter, 2005	$50.00 - 50.00	$0.41
2nd Quarter, 2005	$46.00 - 50.00	$0.41
3rd Quarter, 2005	$50.00 - 50.00	$0.41
4th Quarter, 2005	$50.00 - 50.00	$0.42

Total Annual Dividend, 2005		$1.65

There are approximately 1,482 shareholders of record of the Corporation's common stock as of February 28, 2007.

The Corporation reviews its dividend policy at least annually. The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of First National. The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all operations are conducted through its subsidiaries, the Corporation's ability to pay dividends also depends on the ability of the subsidiaries to pay dividends to the Corporation. The ability of First National to pay cash dividends to the Corporation is restricted by applicable regulations of the OCC and the FDIC. For a more detailed discussion of these limitations see "Item 1. Business - Supervision and Regulation - Payment of Dividends."

The table below sets forth the number of shares repurchased by the registrant during the fourth quarter of 2006 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

October 1-31, 2006	222	$50.00	222	$1,519,870
November 1-30, 2006	-	$0.00	-	$1,519,870
December 1-31, 2006	-	$0.00	-	$1,519,870

Total	222	$50.00	222	$1,519,870
	==========	===========	=============	================

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

	For Year Ended December 31,
	2006	2005	2004	2003	2002

	(dollars in thousands)
Interest income	$28,937	$25,319	$23,217	$23,393	$24,664
Interest expense	13,081	9,371	6,589	6,881	8,962
Net interest income	15,856	15,948	16,628	16,512	15,702
Loan loss provision	175	601	664	1,520	1,614
Non-interest income	4,112	3,944	3,490	4,169	3,611
Non-interest expense	12,649	12,261	12,121	11,946	11,759
Income before income tax	7,144	7,030	7,333	7,215	5,940
Net income	5,279	5,258	5,328	5,010	4,066

Total assets	$484,088	$450,393	$426,929	$418,428	$381,670
Loans, net of unearned income	280,816	272,948	255,824	228,303	233,255
Securities	147,191	133,920	136,464	159,907	114,161
Deposits	426,475	397,412	373,401	362,591	331,248

Per Share Data:
Net Income-Basic	$3.36	$3.29	$3.24	$3.05	$2.49
Net Income-Diluted	3.35	3.28	3.22	3.03	2.47
Cash dividends paid	1.68	1.65	1.65	1.65	1.65

Total average equity	$47,047	$45,685	$45,527	$42,934	$41,083
Total average assets	465,446	442,729	426,067	400,811	370,669
Total year-end assets	484,088	450,393	426,929	418,428	381,670
Total long-term debt	3,874	4,096	4,335	4,640	3,562

Ratios
Avg equity to avg assets	10.11%	10.32%	10.69%	10.71%	11.08%
Return on average equity	11.22%	11.51%	11.70%	11.67%	9.90%
Return on average assets	1.13%	1.19%	1.25%	1.25%	1.10%
Dividend payout ratio	49.97%	50.02%	50.99%	54.23%	66.38%

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2006	2005	2004	2003	2002

Basic	1,572,535	1,596,695	1,646,422	1,644,008	1,635,777
Diluted	1,578,021	1,603,908	1,655,415	1,653,943	1,646,949

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

OVERVIEW

Several key performance indicators are used in evaluating the results of operations of the Corporation and the Bank. Key items include the volume and quality of loans. The Bank saw loan demand decline in 2006, but even with a decline in demand loans increased $7.9 million, or 2.9 percent, from December 31, 2005 to December 31, 2006. Nonaccrual loans decreased $197,000 from the end of year 2005 to the end of year 2006, remaining near historical normal levels. Also, other real estate owned decreased $395,000 from year-end 2005 to year-end 2006 as the Bank sold some of the real estate property that it held in other real restate owned at the end of 2005 and wrote-down other properties it held to their estimated net realizable values during 2006. Net charged-off loans in 2006 continued at an historically low level as the Bank experienced only $360,000 in net charged-off loans during the year. The ratio of net charge-offs to loans outstanding remained at 0.13%, a historically low level and the same level as 2005, indicating that the quality of the loan portfolio remains strong. Another key item is the growth of deposits, which grew $29.1 million in 2006. Most of the growth in deposits was in interest-bearing balances, especially time deposits. The Bank continued to see customers move from savings/money market balances toward time deposits in 2006. Balances in savings/money market accounts decreased $5.7 million while time deposit balances increased $24.6 million from year-end 2005 to year-end 2006. This trend began to slow in 2006 as compared to 2005 when balances in savings/money market account fell $16.0 million and time deposits increased $32.8 million during the year. The latter half of 2006 saw the decline in savings/money market balances slow significantly.

Net income increased by $21,000 to $5.28 million in 2006 as compared to 2005, however the net interest margin compression continued throughout 2006 as it fell to 3.85 percent from 4.09 percent in 2005. Intense local competition in both loan and deposit pricing and an inverted yield curve were the primary contributors to the decrease in the net interest margin in 2006. Management anticipates that this aggressive competition will continue in 2007 and that the Corporation's net interest margin may continue to experience compression, especially if the yield curve remains inverted or flat as it is anticipated to do throughout much of 2007. Management monitors the Bank's net interest margin closely and strives to maintain the net interest margin at acceptable levels.

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

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the above formula. Every substandard or worse loan in excess of $250,000 and all loans criticized as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors to review the level of loan losses required to be specifically allocated.

For a more detailed description of other accounting policies the Corporation considers significant in the determination of its results of operations, statement of condition and cash flows, see Note A, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2006 was approximately $5.28 million, or $3.35 per diluted share, compared with approximately $5.26 million, or $3.28 per diluted share, in 2005 and approximately $5.33 million, or $3.22 per diluted share, in 2004. Return on average assets was 1.13% in 2006, 1.19% in 2005 and 1.25% in 2004. The return on average equity was 11.2%, 11.5% and 11.7% for 2006, 2005 and 2004, respectively. A flattening yield curve, a shift in our deposit makeup and increased competition in the Corporation's local market led to decreases in the net interest margin in 2006 and 2005, which was the primary cause for the decreases in net income as compared to the previous year.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits and borrowed funds (interest expense). In 2006, net interest income decreased by 0.6% to $15.86 million from $15.95 million in 2005, following a decrease of 4.1% in 2005 from $16.63 million in 2004. Total assets of the Corporation increased approximately $33.7 million from December 31, 2005 to December 31, 2006. Loans net of unearned income increased approximately $7.9 million from December 31, 2005 to December 31, 2006. Deposits increased approximately $29.1 million over the same period, resulting in an approximate $13.3 million increase in investments as the Corporation invested the excess growth in deposits over loans in investment securities, which produce lower interest income than do loans. Also, federal funds sold increased approximately $7.2 million from December 31, 2005 to December 31, 2006. Total assets of the Corporation increased approximately $23.5 million from December 31, 2004 to December 31, 2005. Loans net of unearned income increased approximately $17.1 million from December 31, 2004 to December 31, 2005. Deposits increased approximately $24.0 million over the same period, contributing in an approximate $2.5 million decrease in investments as the Corporation funded a portion of its loan growth with maturing investment securities. Also, the Corporation purchased $5.3 million in bank-owned life insurance ("BOLI") in 2005, contributing to the decrease in investment securities in 2005.

Net interest income on a fully taxable equivalent basis decreased $160,000 from 2005 to 2006. This decrease resulted from a $509,000 increase due to increased volumes offset by a $669,000 decrease due to changes in interest rates. The increase in interest expense in 2006 was primarily a result of increased short-term interest rates, as well as intense local competition for interest-bearing deposits, especially time deposits. Net interest income on a fully taxable equivalent basis decreased $866,000 from 2004 to 2005. This decrease resulted from an $890,000 increase due to increased volumes offset by a $1,756,000 decrease due to changes in interest rates. The increase in interest expense in 2005 was primarily a result of increased short-term interest rates, as well as intense local competition for interest-bearing deposits.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management strives to maintain an acceptable spread between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities to maintain an adequate net interest margin.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2006, 2005 and 2004.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans and lease financing	$277,288	$23,377	8.43%	$267,459	$20,500	7.66%	$238,903	$17,554	7.35%
Taxable investment securities	76,337	2,879	3.77%	71,313	2,500	3.51%	81,056	3,204	3.95%
Non-taxable investment
securities	67,001	2,919	4.36%	63,778	2,888	4.53%	69,041	3,321	4.81%
Federal funds sold	8,841	444	5.02%	6,382	194	3.04%	7,168	89	1.24%
Time deposits in other banks	410	20	4.88%	204	7	3.43%	202	5	2.48%

Total Interest-Earning Assets	429,877	29,639	6.89%	409,136	26,089	6.38%	396,370	24,173	6.10%

Non-Interest Earning Assets:
Cash and due from banks	12,050			11,387			10,825
Premises and equipment, net	10,677			9,740			9,842
Other Assets	14,472			15,152			12,986
Less allowance for loan losses	(3,731)			(3,619)			(3,373)

Total Non-Interest-Earning Assets	33,468			32,660			30,280

TOTAL	$463,345			$441,796			$426,650
	======			======			======

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$33,289	$370	1.11%	$32,272	$314	0.97%	$33,489	$324	0.97%
Savings deposits	69,500	1,418	2.04%	79,606	1,287	1.62%	102,601	1,327	1.29%
Time deposits	250,203	11,054	4.42%	224,964	7,524	3.34%	189,947	4,697	2.47%
Repurchase agreements	738	30	4.04%	0	0	0.00%	0	0	0.00%
Other borrowed money	3,989	209	5.24%	4,825	246	5.10%	4,766	241	5.06%

Total Interest-Bearing Liabilities	357,719	13,081	3.66%	341,667	9,371	2.74%	330,803	6,589	1.99%

Non-Interest-Bearing Liabilities:
Demand deposits	56,553			52,225			47,406
Other liabilities	3,182			2,929			2,246

Total Non-Interest Bearing Liabilities	59,735			55,154			49,652
Shareholders' Equity	45,891			44,975			46,195

TOTAL	$463,345			$441,796			$426,650
	======			======			======

Net interest earnings/spread,
on a taxable equivalent basis		16,558	3.85%		16,718	4.09%		17,584	4.44%
Taxable equivalent adjustments:
Loans		108			70			47
Investment securities		594			700			909

Total taxable equivalent adjustment		702			770			956

Net interest earnings		$15,856			$15,948			$16,628
		======			======			======

Note:  The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,158,644 for 2006, $1,141,136 for 2005 and $1,048,243 for 2004.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.
	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans and lease financing	$753	$2,124	$2,877	$2,098	$848	$2,946
Taxable investment securities	176	203	379	(385)	(319)	(704)
Non-taxable investment securities	146	(115)	31	(253)	(180)	(433)
Federal funds sold	75	175	250	(10)	115	105
Time deposits	7	6	13	-	2	2

Total Interest-Earning Assets	$1,157	$2,393	$3,550	$1,450	$466	$1,916
	========	========	========	========	========	========
Interest Paid On:
Demand deposits	$10	$46	$56	($12)	$2	($10)
Savings deposits	(163)	294	131	(297)	257	(40)
Time deposits	844	2,686	3,530	866	1,961	2,827
Repurchase agreements	-	30	30	-	-	-
Other borrowed money	(43)	6	(37)	3	2	5

Total Interest-Bearing Liabilities	$648	$3,062	$3,710	$560	$2,222	$2,782
	========	========	========	========	========	========
Net Interest Earnings, on a taxable
equivalent basis	$509	($669)	($160)	$890	($1,756)	($866)
	========	========	========	========	========	========
Less: taxable equivalent adjustment			(68)			(186)

Net Interest Earnings			($92)			($680)
			========			========

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

NON-INTEREST INCOME

Non-interest income totaled $4,112,304 in 2006, an increase of $168,216, or 4.3%, from 2005. The increase is primarily attributable to a $136,570 increase in gains on the sale or write-down of other assets and a $65,227 increase in service charges on deposit accounts in 2006 as compared to 2005. Almost all of the gains and losses on the sale of other assets in 2006 and 2005 were attributable to gains and losses or write-downs on other real estate owned that was acquired through foreclosure. Also, the increase in service charges on deposit accounts in 2006 as compared to 2005 was primarily due to increased overdraft fees. These increases were offset however by a decrease in commissions and fees of $41,796.

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

NON-INTEREST EXPENSE

Non-interest expense in 2006 was $12,648,895, up $387,907, or 3.2%, from 2005. This increase is primarily attributable to a $275,832, or 3.9%, increase in salaries and employee benefits and a $110,337 increase in occupancy expense in 2006 as compared to 2005. The increase in salaries and employee benefits was largely due to increased personnel expenses per employee. The increase in occupancy expense was primarily due to increased repairs and maintenance expenses in 2006 as compared to 2005. These increases were partially offset by a decrease of $89,717, or 10.5% in furniture and equipment expense in 2006 as compared to 2005. The Corporation expects that its noninterest expense for 2007 will be negatively impacted with the opening of its new branch in Lewisburg. The construction of the Lewisburg branch did not have a material impact upon non-interest expense in 2006.

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

LOAN LOSS PROVISION

The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential future losses on existing loans and to provide for uncertainties in the economy. The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio. The Bank utilizes an independent loan review function which considers loans on their own merits based on factors which include past loan experience, collateral value, off-balance sheet credit risk and possible effects of prevailing economic conditions. Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered. Management performs calculations for the minimum allowance level needed and a final evaluation is made. Note A to the Notes to Consolidated Financial Statements provides a detailed description of the Corporation's loan loss methodology.

The provision for loan losses was $175,468 in 2006 compared to $600,942 in 2005 and $664,320 in 2004. The decreases in provision for loan losses in 2006 and 2005 were primarily a result of an improvement in the overall condition of the Bank's loan portfolio in those years reflected by a reduction in net charge-offs and nonaccrual loans.

INCOME TAXES

Income tax expense includes federal and state taxes on earnings. Income taxes were $1,865,324, $1,772,601 and $2,005,482 in 2006, 2005 and 2004, respectively. The effective tax rates were 26.1%, 25.2% and 27.3% in 2006, 2005 and 2004, respectively.

The Corporation had net deferred tax assets of $1,657,988 at December 31, 2006, as compared to a net deferred tax asset of $2,098,308 at December 31, 2005. The deferred tax asset resulting from the allowance for loan losses was the largest deferred tax asset in both periods; however, in 2005 the Corporation also had a large deferred tax asset resulting from the Financial Accounting Standards Board ("FASB") Statement 115 equity adjustment (adjustment made to shareholders' equity for unrealized gains/losses on investment securities). Note H to the Consolidated Financial Statements provides a detailed analysis of the components of income tax expense.

FINANCIAL CONDITION

LOANS

Management's focus is to promote loan growth in the Corporation's target market, emphasizing the expansion of business in the Corporation's trade area. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. Overall loans increased $7,868,932 from December 31, 2005 to December 31, 2006. The increase in loans was primarily due to a $7.8 million increase in nonfarm, nonresidential real estate loans, a $4.8 million increase in real estate loans secured by farmland and a $2.0 million increase in construction and land development loans. However, these increases were partially offset by a decrease of $4.9 million in residential real estate loans and a $2.4 million decrease in commercial and industrial loans as of December 31, 2006 as compared to December 31, 2005.

Over the last three years, average total loans and leases increased by $9.8 million, or 3.7%, in 2006, by $28.6 million, or 12.0%, in 2005 and by $6.9 million, or 3.0%, in 2004, in each case over the prior year. The growth in deposits was the primary funding source for this continuing increase in loan demand; however, in the latter half of 2004 and 2005, investment maturities and sales were also a significant funding source for the increase in loans.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate and agricultural related loans. Among loans secured by real estate, the Bank has concentrations of credit, defined as 25 percent or more of Tier I capital plus the allowance for credit losses, of loans to lessors of residential buildings and dwellings (56% of Tier I capital plus the allowance for credit losses), loans secured by hotel and motel properties (39% of Tier I capital plus the allowance for credit losses) and loans to lessors of non-residential buildings (32% of Tier I capital plus the allowance for credit losses). Although the Bank has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant makes commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.

The amounts of loans and leases outstanding, including unearned income, at the indicated dates are shown in the following table according to type of loan.

LOAN PORTFOLIO
	December 31,
	2006	2005	2004	2003	2002

	(in thousands of dollars)
Construction and land development	$11,682	$9,654	$7,211	$7,859	$10,901
Commercial and Industrial	24,289	26,680	19,814	21,803	20,999
Agricultural	5,898	5,804	7,298	7,014	7,871
Real estate - farmland	28,145	23,334	21,845	19,463	24,019
Real estate - residential	70,656	75,544	74,913	60,619	59,479
Real estate - nonresidential, nonfarm	112,650	104,828	98,862	84,236	78,784
Installment - individuals	22,964	22,974	23,228	24,077	26,845
Other loans(1)	4,847	4,432	2,935	3,473	4,660

	$281,131	$273,250	$256,106	$228,544	$233,558
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2006 (excluding residential mortgage, home equity, installment-individual loans, and lease financing).

	Due in one year or less	Due after one year but before five years	Due after five years	Total

	(in thousands of dollars)
Construction and land development	$6,848	$4,516	$318	$11,682
Commercial and industrial	13,244	9,414	1,631	24,289
Agricultural	5,089	809	-	5,898
Real estate-farmland	14,314	12,462	1,369	28,145
Real estate-nonresidential, nonfarm	22,862	72,485	17,303	112,650

Total selected loans	$62,357	$99,686	$20,621	$182,664
	===========	===========	===========	=========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2006.

	Due in one year or less	Due after one year but before five years	Due after five years	Total

Percent of total selected loans	34.14%	54.57%	11.29%	100.00%
Cumulative percent of total	34.14%	88.71%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year
Fixed rate loans		$76,167	$4,576	$80,743
Variable rate loans		23,519	16,045	39,564

Total		$99,686	$20,621	$120,307
		===========	===========	==========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan and lease balances at the end of each period and daily averages, changes in the allowance for possible losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

	For year ended December 31,
	2006		2005		2004		2003		2002

	(in thousands of dollars)
Amount of net loans and
lease financing outstanding
at end of period	$280,816		$272,948		$255,824		$228,303		$233,255
	=========		=========		=========		=========		=========
Daily average amount of
loans and leases	$277,288		$267,459		$238,903		$232,034		$221,996
	=========		=========		=========		=========		=========
Balance of allowance for
possible loan losses at
beginning of period	$3,735		$3,489		$3,449		$3,810		$3,088
Less charge-offs:
Construction and land
development	-		56		-		731		11
Commercial and industrial	315		15		155		433		335
Agricultural	10		-		8		286		85
Real estate-farmland	-		-		19		35		2
Real estate-residential	26		226		50		45		117
Real estate-nonresidential,
nonfarm	24		-		393		181		60
Installment-Individuals	364		455		372		511		612
Other loans	-		-		-		14		-

	739	-	752	-	997	-	2,236	-	1,222
Add recoveries:
Construction and land
development	-		-		-		13		11
Commercial and Industrial	31		15		88		63		47
Agricultural	35		15		21		14		13
Real estate-farmland	21		12		22		-		2
Real estate-residential	34		58		22		4		4
Real estate-nonresidential,
nonfarm	8		6		33		1		8
Installment-Individuals	250		290		186		259		245
Other loans	-		1		1		1		-

	379		397		373	-	355	-	330

Net loans charged off	360	-	355	-	624	-	1,881	-	892

Provision charged to expense	175		601		664		1,520		1,614
Adjustment for off-balance sheet
credit exposures	(77)		-		-		-		-

Balance at end of period	$3,473		$3,735		$3,489		$3,449		$3,810
	=========		=========		=========		=========		=========
Net charge-offs as percent of
average loans outstanding:	0.13%		0.13%		0.26%		0.81%		0.40%

Net charge-offs as percent of:
Provision for loan losses	205.4%		59.1%		94.0%		123.8%		55.3%
Allowance for loan losses	10.4%		9.5%		17.9%		54.5%		23.4%

Allowance at end of period to
loans, net of unearned income	1.24%		1.37%		1.36%		1.51%		1.63%

Net loans charged-off increased slightly to $360,434 in 2006 from $355,177 in 2005 following a decrease from $623,506 in 2004. An overall improvement in the Bank's loan portfolio led to the smaller net charge-offs in 2006 and 2005 than in the prior three years. Net loan losses in 2006 consisted of net losses on commercial and industrial loans of $284,319, net losses on loans to individuals of $114,735, net recoveries of $25,539 on agricultural loans and net recoveries of $13,081on real estate loans. This compares to net loan losses in 2005 which consisted of net losses on real estate loans of $205,120, net losses on loans to individuals of $164,957, net losses on commercial and industrial loans of $63 and net recoveries on agricultural loans of $13,913. The allowance for loan and lease losses at the end of 2006 was $3.47 million, or 1.24% of outstanding loans and leases, as compared to $3.74 million, or 1.37% of outstanding loans and leases, and $3.49 million, or 1.36% of outstanding loans and leases, in 2005 and 2004, respectively. Net loans charged-off amounted to 0.13% of average total loans outstanding in 2006, 0.13% in 2005 and 0.26% in 2004. Reference is made to Note C to the Consolidated Financial Statements for further detail regarding charge-offs and recoveries by category.

The allowance for loan losses was 4.38 times the balance of nonaccrual loans at the end of 2006, 3.78 in 2005 and 6.83 in 2004. Nonaccrual loans decreased $196,766 to $792,412 from December 31, 2005 to December 31, 2006, primarily due to a decrease in commercial and industrial loans classified as nonaccrual. Nonaccrual loans increased $478,080 to $989,178 from December 31, 2004 to December 31, 2005. The increase in nonaccrual loans during 2005 resulted primarily from an increase in commercial real estate loans and commercial and industrial loans that were classified as nonaccrual. Management believes that the allowance for possible loan losses as of December 31, 2006 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	December 31,
	2006	2005	2004	2003	2002

	(amounts in thousands of dollars)
Allowance applicable to :
Construction and land development	$90	$376	$177	$111	$559
Commercial loans	372	658	456	454	581
Agricultural loans	258	64	188	177	88
Real estate-farmland	240	267	203	160	109
Real estate-residential	856	833	804	613	470
Real estate-nonresidential
nonfarm	1,124	1,084	1,080	1,229	766
Installment-individual	513	428	558	699	1,221
Other loans	20	25	23	6	16

	$3,473	$3,735	$3,489	$3,449	$3,810
	========	=======	=======	========	========
Percentages of loans by
category to total loans:
Construction and land development	4.16%	3.53%	2.81%	3.44%	4.67%
Commercial loans	8.64%	9.77%	7.74%	9.54%	8.99%
Agricultural loans	2.10%	2.12%	2.85%	3.07%	3.37%
Real estate-farmland	10.01%	8.54%	8.53%	8.52%	10.28%
Real estate-residential	25.13%	27.65%	29.25%	26.52%	25.47%
Real estate-nonresidential
nonfarm	40.07%	38.36%	38.60%	36.86%	33.73%
Installment-individual	8.17%	8.41%	9.07%	10.53%	11.49%
Other loans	1.72%	1.62%	1.15%	1.52%	2.00%

	100.00%	100.00%	100.00%	100.00%	100.00%
	========	=======	=======	========	========

NON-PERFORMING ASSETS

Non-performing assets include nonaccrual loans, loans restructured because of a debtor's financial difficulties, other real estate owned and loans past due ninety days or more as to interest or principal payment.

Nonaccrual loans are those loans for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest, unless such loans are well secured and in the process of collection.

From December 31, 2005 to December 31, 2006, nonaccruing loans decreased by 19.9% to $792,000 from $989,000 following an increase of 93.5% at year-end 2005 as compared to year-end 2004. The changes in each year were primarily a result of the items discussed previously under the section titled "Summary of Loan Loss Experience." There were no restructured loans that were in compliance with the modified terms at year-end 2006. This compares to approximately $61,000 in loans restructured and in compliance with the modified terms at year-end 2005. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $664,000 at December 31, 2006, a decrease of 37.3% from $1,059,000 at December 31, 2005. The decrease in other real estate owned during 2006 was primarily the result of the sale of several properties held by the Bank during the year, as well as write-downs of certain commercial real estate held by the bank.

Loans past due ninety days or more and accruing interest totaled $5,822 as of December 31, 2006, a decrease of $101,465, as compared to December 31, 2005. Loans past due ninety days or more totaled $107,287 as of December 31, 2005, a decrease of $197,779 as compared to December 31, 2004. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan and lease losses.

The following table summarizes the company's non-performing assets, loans past due ninety days or more and restructured loans.
	December 31,
	2006	2005	2004	2003	2002

	(in thousands of dollars)
Nonaccrual loans	$792	$989	$511	$2,410	$7,237
Troubled debt restructurings	0	61	59	62	464
Other real estate owned	664	1,059	3,198	4,329	1,129
Loans past due ninety days or
more as to interest or
principal payment	6	107	305	248	395

The amount of interest income actually recognized on the nonaccrual loans above during 2006, 2005 and 2004, was $12,526, $13,457 and $10,942 respectively. The additional amount of interest income that would have been recorded during 2006, 2005 and 2004, if the above amounts had been current in accordance with their original terms was $54,766, $14,915 and $41,586, respectively.

Loans that are classified as "substandard" or worse by the Bank represent loans to which management has serious doubts about the borrowers' ability to comply with the present loan repayment terms. As of December 31, 2006, there were approximately $7,950,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $8,880,000 in loans that were classified as "substandard" or worse and accruing interest as of December 31, 2005. As of December 31, 2006, management was not aware of any specifically identified loans, other than those included in the categories discussed above that represent significant potential problems or that management has serious doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank maintain adequate audit standards, exercise appropriate internal controls and conduct regular and thorough loan reviews. However, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. The section of this report entitled - "Critical Accounting Policies" as well as Note A of the Notes to Consolidated Financial Statements contain more information pertaining to the Corporation's allowance for loan and lease losses.

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

The following table sets forth the carrying amount of investment and other securities at the dates indicated:

	December 31,

	2006	2005	2004

	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$-	$-	$98
U.S. Government Agencies	68,789	61,876	55,273
Obligations of states and
political subdivisions	71,965	63,584	66,899
Other debt securities	6,437	8,460	14,194
Other securities	2,014	1,920	1,810

Total securities	$149,205	$135,840	$138,274
	=========	=========	=========

Note: Other securities in the above table includes stock of government agencies and stock of corporations. The Corporation does not have any securities classified as held-to-maturity.

The following table sets forth the maturities of securities at December 31, 2006 and the average yields of such securities (calculated on the basis of the amortized cost and effective yields).

	U.S. Treasuries	State and
	and Government	Political	Other
	Agencies	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Within one year:
Amount	$33,040	$4,025	$2,962	$40,027
Yield	3.35%	6.60%	5.17%	3.81%

After one but within
five years:
Amount	$34,021	$28,620	$3,580	$66,221
Yield	4.91%	4.81%	5.34%	4.89%

After five but within
ten years:
Amount	$2,216	$38,626	$0	$40,842
Yield	5.17%	5.13%	0.00%	5.13%

After ten years:
Amount	$0	$1,121	$0	$1,121
Yield	0.00%	5.64%	0.00%	5.64%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis. The maturity date used in the above table for amortizing securities (e.g. mortgage-backed securities) is the average maturity date.

Total average securities increased by $8.2 million, or 6.1%, to $143.3 million during 2006 as compared to $135.1 million for 2005. Average non-taxable investment securities increased by $3.2 million, or 5.1%, while average taxable investment securities increased by $5.0 million, or 7.0%, to account for the overall increase in average investments. The increase in total average securities during 2006 was primarily a result of higher deposit growth than loan growth in 2006. Total average securities decreased by $15.0 million, or 10.0%, to $135.1 million during 2005 as compared to $150.1 million for 2004. Average non-taxable investment securities decreased by $5.3 million, or 7.6%, while average taxable investment securities decreased by $9.7 million, or 12.0%, to account for the overall decrease in average investments. The decrease in total average securities during 2005 was primarily a result of funding increased loan demand with maturing investments during 2005.

During 2006, the Corporation saw an improvement in the market value of its investment securities portfolio. There was an unrealized loss on investment securities, net of tax, of $630,324 at December 31, 2006 as compared to an unrealized loss on investment securities, net of tax, of $1,469,319 at December 31, 2005. The primary cause for unrealized losses within the portfolio at each year-end is the impact movements in market rates have had in comparison to the underlying yields on these securities as well as a deterioration of the credit quality of certain corporate issues held by the Corporation. Because the Corporation has the ability and intent to hold those investment securities that have market value losses at December 31, 2006 until a market price recovery or maturity, the impairment of these securities is not deemed to be other than temporary and it is anticipated that the full principal will be collected.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including certificates of deposits in excess of $100,000. Aggregate average deposits increased by $20.5 million, or 5.3%, to $409.5 million in 2006, by $15.6 million, or 4.2%, to $389.1 million in 2005, and by $18.9 million, or 5.3%, to $373.4 million in 2004. Although the Corporation experienced an 8.3% growth in non-interest deposits in 2006 as compared to 2005, much of the dollar growth in deposits experienced by the Corporation in 2006 was in accounts that are interest sensitive, especially time deposits. Average time deposits increased $25.2 million in 2006, $35.0 million in 2005 and $15.3 million in 2004 as compared to the previous year.

The average amount of deposits for the periods indicated is summarized in the following table:
	For the years ended December 31,

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$56,553	0.00%	$52,225	0.00%	$47,406	0.00%

Interest bearing
demand deposits	33,289	1.11%	32,272	0.97%	33,489	0.97%
Savings deposits	69,500	2.04%	79,606	1.62%	102,601	1.29%
Time deposits of
$100,000 or more	137,747	4.51%	120,636	3.44%	95,843	2.62%
Other time deposits	112,456	4.30%	104,328	3.23%	94,104	2.35%

Total interest bearing
deposits	352,992	3.64%	336,842	2.71%	326,037	1.95%

Total deposits	$409,545		$389,067		$373,443
	=========		=========		=========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2006 are summarized as follows (in thousands of dollars):

3 months or less	$44,879
Over 3 months through 6 months	45,864
Over 6 months through 12 months	27,494
Over 1 year	26,063

Total	$144,300
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

	Amount
	2006	2005	2004

Commitments to extend credit	$53,909,052	$34,958,643	$41,843,249
Standby letters of credit	1,656,855	1,305,755	1,320,505
Mortgage loans sold with repurchase
requirements outstanding	7,059,087	6,774,798	6,433,876

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $39.7 million at December 31, 2006, representing 27.0% of the investment securities portfolio, an increase from the 19.1% level of 2005. Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold and maturing loans provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the bank has short-term liquidity needs. As of December 31, 2006, the Bank had $25.0 million available under these lines. At December 31, 2006, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2006 equaled $12,000 at an average interest rate of 4.73%. For 2005 the average daily federal funds purchased equaled $83,000 at an average interest rate of 3.86%. For 2004 the average daily federal funds purchased equaled $294,000 at an average interest rate of 1.71%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2006, the Bank had total borrowings of $3,874,217 and had approximately $35,705,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

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

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits, especially those over $100,000, are much more interest-sensitive than are savings accounts. For its repricing gap analysis, the Bank classifies fifty percent of money market accounts as repricing in 4 to 12 months, with the remaining fifty percent classified as repricing in over one year but through three years. Regular savings and NOW accounts are classified by the Bank as sixty percent repricing over one year through three years, twenty percent repricing over 3 years through 5 years, and the remaining twenty percent repricing over 5 years. At December 31, 2006, the Corporation had a total of $118.2 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations at December 31, 2006 as summarized in the table below.

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$3,874,217	$234,625	$860,564	$452,663	$2,326,365
Operating Lease Obligations	44,500	6,000	12,000	12,000	14,500

Total	$3,918,717	$240,625	$872,564	$464,663	$2,340,865
	==========	==========	==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 4.9% in 2006 and 3.5% in 2005. Average equity increased 2.0% in 2006 and decreased 2.6% in 2005. The Corporation's equity capital was $47,062,042 at December 31, 2006 as compared to $44,756,331 at December 31, 2005. The increase was due primarily to a reduction in the retirement of the Corporation's common stock in 2006 as compared to 2005. In 2006, the Corporation retired $1.3 million of its common stock as compared to $2.2 million of its common stock in 2005. In addition, in 2006 the unrealized loss on investment securities decreased to $630,000 from $1,470,000, also contributing to the increase in equity capital in 2006 as compared to 2005. The Corporation's equity capital was $44,756,331 at December 31, 2005, as compared to $45,960,929 at December 31, 2004, a decrease of 2.6% over the period. The decrease in equity capital was primarily due to two factors. The first factor was the retirement of $2.2 million of the Corporation's common stock in 2005. The second factor in the decrease in equity capital was the unrealized gain on investment securities in 2004 changing to an unrealized loss in 2005, resulting in a $1,762,377 difference charged to unrealized loss on investment securities at December 31, 2005 as compared to the same period of 2004.

The Corporation's equity-to-average asset ratio (excluding unrealized gain/loss on investment securities) was 10.1% in 2006, as compared to 10.3% for 2005. Management believes that the Corporation's 2006 earnings were sufficient to keep pace with its growth in total assets. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 50.0% in 2006, 50.0% in 2005 and 51.0% in 2004.

As of December 31, 2006, the authorized number of common shares was 10 million shares, with 1,565,442 shares issued and outstanding.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities that would have a material adverse effect on the Corporation's liquidity, capital resources or operations.

The FRB, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily stockholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31, 2006, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.
						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)

As of December 31, 2006
Total Capital (to risk weighted assets)
FPNC	$51,207	15.26%	$26,844	>	8.00%	$33,555	>	10.00%
FNB	50,612	15.09	26,840	>	8.00	33,550	>	10.00
Tier I Capital (to risk weighted assets)
FPNC	47,657	14.20	13,422	>	4.00	20,133	>	6.00
FNB	47,062	14.03	13,420	>	4.00	20,130	>	6.00
Tier I Capital (to average quarterly assets)
FPNC	47,657	9.99	19,089	>	4.00	23,861	>	5.00
FNB	47,062	9.86	19,087	>	4.00	23,859	>	5.00

As of December 31, 2005
Total Capital (to risk weighted assets)
FPNC	$49,960	15.80%	$25,296	>	8.00%	$31,620	>	10.00%
FNB	49,145	15.54	25,292	>	8.00	31,615	>	10.00
Tier I Capital (to risk weighted assets)
FPNC	46,225	14.62	12,648	>	4.00	18,972	>	6.00
FNB	45,410	14.36	12,646	>	4.00	18,969	>	6.00
Tier I Capital (to average quarterly assets)
FPNC	46,225	10.26	18,027	>	4.00	22,534	>	5.00
FNB	45,410	10.08	18,012	>	4.00	22,515	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 31, 2003. In November 2005, FASB issued FASB Staff Position ("FSP") Nos. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is other-than-temporary for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If other-than-temporary, an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective in reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of SFAS No. 156 to have a material impact on its results of operations, financial position or cash flows.

In July 2006, FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Corporation does not expect the adoption of FIN 48 to have a material impact on its results of operations, financial position or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of EITF No.06-4 to have a material impact on its results of operations, financial position or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4." The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the "amount that could be realized under the insurance contract." For group policies with multiple certificates or multiple policies with a group rider, the EITF also concluded that the amount that could be realized should be determined at the individual policy level so that amounts that would be realized only upon surrendering all of the policies would not be included when measuring the assets. The effective date is for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of EITF No.06-5 to have a material impact on its results of operations, financial position or cash flows.

In September 2006, SFAS No. 157, "Fair Value Measurements" was issued. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The entry price, which is the price that would be paid to acquire the asset or received to assume the liability at the measurement date should not be used for fair value measurement. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation does not expect the adoption of this statement to have a material impact on the Corporation's results of operations, financial position or cash flows.

In September 2006, FASB Statement No. 158, "An Amendment to Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" was issued. SFAS No. 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of "delayed" items should be considered in other comprehensive income. The effective date of SFAS No. 158 for public entities is for fiscal years ending after December 15, 2006. The Corporation does not expect the adoption of this statement to have a material impact on the Corporation's results of operations, financial position or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ending December 31, 2006. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Corporation's primary place of exposure to market risk is interest rate volatility of its loan portfolio, investment portfolio and interest-bearing deposit liabilities. Fluctuations in interest rates ultimately impact both the level of income and expense recorded on a large portion of the Corporation's assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity.

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. As of December 31, 2006, a +200 basis point rate shock is estimated to decrease net interest income approximately $588,000, or 3.9%, as compared to rates remaining stable over the next 12 months. This is within the Bank's Asset/Liability policy limit of -7.0%. Also, a +200 basis point rate shock was forecasted to decrease the current present value of the Bank's equity by

1.5%, well within the policy limits of -25.0%. In addition, a -200 basis point rate shock is estimated to decrease the current present value of the Bank's equity by 0.7% and would decrease net interest income an estimated $40,000, or 0.3%, over the next twelve months, as compared to rates remaining stable, both within policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.

More about market risk is included in Item 7-"Management's Discussion and Analysis - Liquidity and Interest Rate Sensitivity Management." All market risk sensitive instruments described within that section have been entered into by the Corporation for purposes other than trading. The Corporation does not hold market risk sensitive instruments for trading purposes. The Corporation is not subject to any foreign currency exchange or commodity price risk.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2006. Matured time deposits are included as time deposits maturing in 2007 in the following table.

Expected Maturity Date for year ending December 31, 2006
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$22,194	$5,651	$11,527	$5,089	$3,889	$28,820	$77,170	$77,122
Average interest rate	8.79%	7.96%	8.30%	7.75%	8.18%	8.51%	8.45%

Fixed rate	75,232	42,863	51,387	14,766	12,875	4,978	202,101	200,449
Average interest rate	8.40%	7.69%	8.12%	7.54%	8.23%	6.70%	8.06%

Securities	51,734	25,286	9,535	11,225	8,645	41,786	148,211	147,191
Average interest rate	4.18%	4.60%	4.91%	4.95%	4.72%	5.18%	4.67%

Federal funds sold	17,998	-	-	-	-	-	17,998	17,998
Average interest rate	5.13%						5.13%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	106,360	225	-	-	-	-	106,585	97,115
Average interest rate	1.87%	4.88%					1.88%

Fixed rate	217,262	29,344	10,961	5,731	960	38	264,296	263,941
Average interest rate	4.99%	4.68%	4.58%	4.78%	4.94%	4.26%	4.94%

Securities sold under
repurchase agreement	1,409	-	-	-	-	-	1,409	1,409
Average interest rate	4.04%						4.04%

Long-term borrowings	234	248	612	234	219	2,327	3,874	3,857
Average interest rate	5.58%	5.59%	4.90%	5.69%	5.64%	5.11%	5.20%

U.S. Government agency securities in the above table with call features are shown as maturing on the call date if they are likely to be called in the current interest rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiaries.

PUTMAN & HANCOCK
Certified Public Accountants

   219 East College Street                                                                                                                                                                                                                        109 South First Street
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
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Putman & Hancock

Fayetteville, Tennessee
February 22, 2007

Members: American Institute and Tennessee Society of Certified Public Accountants

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

ASSETS
	2006	2005

Cash and due from banks	$10,976,881	$9,749,958
Federal funds sold	17,998,000	10,761,000

Total cash and cash equivalents	28,974,881	20,510,958

Interest bearing balances with banks	1,557,371	329,818
Securities available for sale	147,191,472	133,919,583

Loans
Loans net of unearned income	280,816,461	272,947,529
Allowance for loan losses	(3,473,143)	(3,735,255)

Total net loans	277,343,318	269,212,274

Bank premises and equipment	11,581,191	10,272,393
Accrued interest receivable	4,174,160	3,519,492
Other real estate owned	663,611	1,058,686
Prepayments and other assets	12,602,316	11,569,803

TOTAL ASSETS	$484,088,320	$450,393,007
	==========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing	$62,308,280	$56,016,061
Interest bearing	364,166,299	341,395,718

Total deposits	426,474,579	397,411,779

Securities sold under repurchase agreements	1,409,107	-
Other borrowed funds	3,874,217	4,096,152
Accrued taxes	196,152	67,263
Accrued interest on deposits	2,860,599	2,155,917
Other liabilities	2,211,624	1,905,565

TOTAL LIABILITIES	437,026,278	405,636,676

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,565,442 and 1,587,464 shares issued and outstanding, respectively	1,565,442	1,587,464
Capital surplus	481,878	1,634,087
Retained earnings	45,645,046	43,004,099
Accumulated other comprehensive income (loss), net	(630,324)	(1,469,319)

TOTAL STOCKHOLDERS' EQUITY	47,062,042	44,756,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$484,088,320	$450,393,007
	==========	==========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

INTEREST INCOME
Loans, including fees	$23,268,902	$20,429,662	$17,507,246
Securities:
Taxable	2,878,898	2,500,117	3,203,619
Non-taxable	2,325,123	2,187,917	2,411,813
Federal funds sold	443,983	194,040	89,033
Interest on deposits	19,982	7,566	5,403

Total Interest Income	28,936,888	25,319,302	23,217,114

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	370,046	313,321	324,768
Money market deposit accounts	1,137,489	986,616	1,028,371
Other savings deposits	280,026	300,084	297,637
Time certificates of deposit of $100,000 or more	6,215,412	4,154,393	2,508,857
All other time deposits	4,839,090	3,370,354	2,188,103
Repurchase agreements	29,806	-	-
Borrowed funds	208,899	246,381	241,210

Total Interest Expense	13,080,768	9,371,149	6,588,946

NET INTEREST INCOME	15,856,120	15,948,153	16,628,168

Provision for loan losses	175,468	600,942	664,320

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	15,680,652	15,347,211	15,963,848

NON-INTEREST INCOME
Service charges on deposit accounts	2,332,817	2,267,590	2,147,855
Commissions and fees	457,119	498,915	510,010
Other service charges and fees	345,916	329,898	262,454
BOLI income	220,143	203,113	11,394
Security gains, net	-	16,145	188,480
Gains (losses) on sale or write-downs of other assets, net	112,788	(23,782)	(199,905)
Dividends and other income	153,124	138,197	94,016
Mortgage banking fees	490,397	514,012	476,145

Total Other Income	4,112,304	3,944,088	3,490,449

NON-INTEREST EXPENSES
Salaries and employee benefits	7,420,905	7,145,073	6,901,879
Occupancy expense, net	1,273,088	1,162,751	1,183,785
Furniture and equipment expense	765,765	855,482	898,087
Advertising and public relations	645,301	614,139	605,379
Other operating expenses	2,543,836	2,483,543	2,532,116

Total Other Expenses	12,648,895	12,260,988	12,121,246

Income before income taxes	7,144,061	7,030,311	7,333,051
Applicable income taxes	1,865,324	1,772,601	2,005,482

NET INCOME	$5,278,737	$5,257,710	$5,327,569
	===========	===========	===========
Earnings per common share:
Basic	$3.36	$3.29	$3.24
	===========	===========	===========
Diluted	$3.35	$3.28	$3.22
	===========	===========	===========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,278,737	$5,257,710	$5,327,569
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	175,468	600,942	664,320
Depreciation	793,823	878,410	917,380
Amortization and accretion of investment securities, net	400,464	466,895	531,844
Deferred income tax benefit	(64,315)	(337,907)	(129,152)
(Gain) loss on sale or write-downs of other assets	(112,788)	23,782	199,905
Security gains, net	-	(16,145)	(188,480)
Loans originated for sale	(18,998,828)	(18,956,065)	(17,880,476)
Proceeds from sale of loans	19,112,848	18,926,635	18,081,526
(Increase) decrease in interest receivable	(654,668)	111,405	21,443
(Increase) decrease in prepayments and other assets	(718,734)	(119,462)	514,321
Increase in accrued interest on deposits	704,682	910,802	241,315
Increase (decrease) in accrued taxes	128,889	(223,627)	56,622
Increase in other liabilities	306,059	209,346	255,554

Cash Provided by Operating Activities, net	6,351,637	7,732,721	8,613,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(41,286,553)	(20,031,735)	(47,842,922)
Proceeds from sales of securities available for sale	-	2,241,520	11,259,666
Proceeds from maturities of securities available for sale	28,957,830	17,075,899	57,381,800
Increase in interest bearing balances with banks	(1,227,553)	(118,713)	(11,105)
Purchase of bank owned life insurance	(754,100)	(5,283,100)	(307,100)
Net increase in loans	(8,591,518)	(18,131,323)	(28,374,494)
Capital expenditures	(2,127,131)	(1,625,282)	(343,471)
Proceeds from sale of other assets	703,360	2,797,444	965,757

Cash Used by Investing Activities, net	(24,325,665)	(23,075,290)	(7,271,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	3,500,000	-
Borrowings repaid	(221,935)	(3,739,212)	(304,609)
Federal funds repaid	-	-	(2,217,000)
Net increase in securities sold under repurchase agreements	1,409,107	-	-
Net increase in deposits	29,062,800	24,011,111	10,809,862
Cash dividends paid	(2,637,790)	(2,629,752)	(2,716,469)
Proceeds from issuance of common stock	96,019	139,701	178,229
Common stock repurchased	(1,270,250)	(2,209,880)	(1,414,379)

Cash Provided by Financing Activities, net	26,437,951	19,071,968	4,335,634

INCREASE IN CASH, net	8,463,923	3,729,399	5,677,456
CASH AND CASH EQUIVALENTS, beginning of year	20,510,958	16,781,559	11,104,103

CASH AND CASH EQUIVALENTS, end of year	$28,974,881	$20,510,958	$16,781,559
	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2006, 2005 and 2004

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at December 31, 2003	1,651,195	$1,651,195	$4,876,685	$37,765,041	$1,786,911	$46,079,832

Comprehensive income:
Net income	-	-	-	5,327,569	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,369,456)	-

Less reclassification
adjustment, net of income
tax of $64,083	-	-	-	-	(124,397)	-

Comprehensive income	-	-	-	-	-	3,833,716

Cash dividends paid $1.65
per share	-	-	-	(2,716,469)	-	(2,716,469)

Common stock issued	6,063	6,063	172,166	-	-	178,229

Common stock repurchased	(29,798)	(29,798)	(1,384,581)	-	-	(1,414,379)

Balance at December 31, 2004	1,627,460	1,627,460	3,664,270	40,376,141	293,058	45,960,929

Comprehensive income:
Net income	-	-	-	5,257,710	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,773,033)	-

Less reclassification
adjustment, net of income
tax of $5,489	-	-	-	-	10,656	-

Comprehensive income	-	-	-	-	-	3,495,333

Cash dividends paid $1.65
per share	-	-	-	(2,629,752)	-	(2,629,752)

Common stock issued	4,504	4,504	135,197	-	-	139,701

Common stock repurchased	(44,500)	(44,500)	(2,165,380)	-	-	(2,209,880)

Balance at December 31, 2005	1,587,464	1,587,464	1,634,087	43,004,099	(1,469,319)	44,756,331

Comprehensive income:
Net income	-	-	-	5,278,737	-	-

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	838,995	-

Comprehensive income	-	-	-	-	-	6,117,732

Cash dividends paid $1.68
per share	-	-	-	(2,637,790)	-	(2,637,790)

Common stock issued	3,383	3,383	92,636	-	-	96,019

Common stock repurchased	(25,405)	(25,405)	(1,244,845)	-	-	(1,270,250)

Balance at December 31, 2006	1,565,442	$1,565,442	$481,878	$45,645,046	$(630,324)	$47,062,042
	=========	=========	==========	===========	==============	==========

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

Basis of Presentation
The consolidated financial statements include the accounts of First Pulaski National Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years' financial statements have been reclassified to conform to the 2006 presentation. These reclassifications are immaterial and had no effect on net income.

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

Cash and Due From Banks
Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances from the Federal Reserve Bank and other banks. The average amount of those reserve requirements was approximately $6,117,000 and $5,633,000 for the years ended December 31, 2006 and 2005, respectively. From time to time throughout the year, the balances due from other financial institutions exceeded FDIC insurance limits. Management considers this to be a normal business risk.

Statements of Cash Flows
Cash and cash equivalents as presented in the consolidated statements of cash flows include cash and due from banks and federal funds sold. Cash flows from operating activities reflect interest paid of $12,376,834, $8,460,347 and $6,348,255 and income taxes paid of $2,072,431, $2,293,089 and $2,125,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Mortgage Banking
The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2006 and 2005, totaling $418,260 and $532,280, respectively.

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and various accelerated methods at rates calculated to amortize the cost of assets over their estimated useful lives. Cost of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Estimated useful lives are twenty to thirty nine years for premises and five to seven years for equipment. No interest was capitalized in 2006, 2005 or 2004.

Impairment of Long-Lived Assets
The Corporation periodically reviews long-lived assets. If indications of impairments exist and if the value of the assets is impaired, an impairment loss would be recognized.

Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosures and premises not used for business operations. These properties are valued at the lower of cost or estimated net realizable value. Cost includes loan principal, accrued interest and foreclosure expense. Estimated net realizable value is the estimated selling price in an orderly disposition reduced by estimated selling costs and future carrying costs. The excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan losses. The estimated net realizable fair value is reviewed periodically, and any write-downs are charged against current earnings as market adjustments and reported with the sale of other assets in the financial statements.

Stock-Based Compensation
On January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004) ("Statement 123R"), "Share-Based Payment", a revision of Statement No. 123, "Accounting for Stock-Based Compensation", ("Statement 123"), which supersedes Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees" and related interpretations. The Corporation adopted the "modified prospective application" method of applying Statement 123R; therefore, the results for prior periods have not been restated.

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

As there were no unvested options as of January 1, 2006, and no options were granted in 2006, there was no share-based compensation expense or tax benefit recorded in 2006. In addition there was no unrecognized compensation costs related to stock options at December 31, 2006.

The Corporation has estimated the fair value of employee stock options at the date of grant using the Black-Scholes option pricing model. The assumptions required by this model are subjective. Changes to these assumptions can materially affect the fair value estimate. There may be other factors which could have a significant effect on the value of employee stock options granted that are not considered by the model. While management believes that the Black-Scholes model provides a reasonable estimate of fair value, other methods could provide alternative fair values for the Corporation's employee stock options.

At December 31, 2006, the Corporation had 72,500 shares reserved for award under its plans. The registrant expects to satisfy the exercise of stock options and the future grants, by issuing shares of common stock from authorized shares. At December 31, 2006 the registrant had 8.4 million authorized but unissued shares of common stock.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note A - Summary of Significant Accounting Policies - (Continued)

Stock-Based Compensation (Continued)

Prior to January 1, 2006, the Corporation applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", to measure compensation cost for its stock option plans. Accordingly, no stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123(R).

	Year Ended December 31,

	2005	2004

Net income as reported	$5,257,710	$5,327,569
Deduct: Stock based compensation expense
determined under fair value based method	25,514	-

	$5,232,196	$5,327,569
	============	============
Basic earnings per share as reported	3.29	3.24
Pro-forma basic earnings per share	3.28	3.24

Diluted earnings per share as reported	3.28	3.22
Pro-forma diluted earnings per share	3.26	3.22

Using the Black-Scholes option-pricing model, the estimated weighted-average fair value assumptions of options granted during 2005 and 2004 are as follows:

	Year Ended December 31,

	2005	2004

Weighted Average Fair Value Assumptions:
Expected dividend yield	3.5%	4.4%
Expected volatility	12.0%	12.0%
Risk-free interest rates	4.4%	3.7%
Expected lives	6 years	2 years

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

Segments Reporting
Segments are strategic business units that offer different products and services and are managed separately. At December 31, 2006, the Corporation and the Bank did not have any identified segments.

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

Recent Accounting Developments
In March 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 31, 2003. In November 2005, FASB issued FASB Staff Position ("FSP") Nos. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is other-than-temporary for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value. This statement specifically nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective in reporting periods beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of SFAS No. 156 to have a material impact on its results of operations, financial position or cash flows.

In July 2006, FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Corporation does not expect the adoption of FIN 48 to have a material impact on its results of operations, financial position or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of EITF No.06-4 to have a material impact on its results of operations, financial position or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4." The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the "amount that could be realized under the insurance contract." For group policies with multiple certificates or multiple policies with a group rider, the EITF also concluded that the amount that could be realized should be determined at the individual policy level so that amounts that would be realized only upon surrendering all of the policies would not be included when measuring the assets. The effective date is for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of EITF No.06-5 to have a material impact on its results of operations, financial position or cash flows.

In September 2006, SFAS No. 157, "Fair Value Measurements" was issued. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The entry price, which is the price that would be paid to acquire the asset or received to assume the liability at the measurement date should not be used for fair value measurement. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation does not expect the adoption of this statement to have a material impact on the Corporation's results of operations, financial position or cash flows.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies - (Continued)

Recent Accounting Developments - (Continued)

In September 2006, FASB Statement No. 158, "An Amendment to Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" was issued. SFAS No. 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of "delayed" items should be considered in other comprehensive income. The effective date of SFAS No. 158 for public entities is for fiscal years ending after December 15, 2006. The Corporation does not expect the adoption of this statement to have a material impact on the Corporation's results of operations, financial position or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ending December 31, 2006. The initial adoption of this statement did not have a material impact on the Corporation's results of operations, financial position or cash flows.

Note B - Securities

The following is a summary of the amortized cost and estimated fair value of securities at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

Available for Sale
U.S. Government agencies	$68,177,990	$40,213	$536,185	$67,682,018
Obligations of states and
political subdivisions	72,392,461	222,123	649,178	71,965,406
Mortgage-backed securities	1,099,325	16,345	8,452	1,107,218
Other debt securities	6,541,503	6,249	110,922	6,436,830

	$148,211,279	$284,930	$1,304,737	$147,191,472
	===========	===========	===========	===========
2005

Available for Sale
U.S. Government agencies	$61,652,540	$-	$1,227,066	$60,425,474
Obligations of states and
political subdivisions	64,256,982	239,004	911,732	63,584,254
Mortgage-backed securities	1,424,420	37,701	11,651	1,450,470
Other debt securities	8,949,076	15,732	505,423	8,459,385

	$136,283,018	$292,437	$2,655,872	$133,919,583
	===========	===========	===========	===========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Securities - (Continued)

The following is a summary of the amortized cost and estimated fair value of debt securities by contractual maturity (or average maturity for amortizing mortgage-backed securities) at December 31, 2006:

	Amortized Cost	Fair Value

Due in one year or less	$40,027,451	$39,686,206
Due after one year through five years	66,220,906	65,745,455
Due after five years through ten years	40,841,617	40,632,709
Due after ten years	1,121,305	1,127,102

TOTAL	$148,211,279	$147,191,472
	===========	===========

Net gains realized from securities transactions for 2006, 2005 and 2004 were:

		Book	Gross Realized		Net
2006	Proceeds	Value	Gains	Losses	Realized

Securities sold	$-	$-	$-	$-	$-
Securities matured or redeemed	28,957,830	28,957,830	-	-	-

	$28,957,830	$28,957,830	$-	$-	$-
	=========	=========	=======	=======	=======
2005

Securities sold	$2,241,520	$2,225,375	$23,790	$7,645	$16,145
Securities matured or redeemed	17,075,899	17,075,899	-	-	-

	$19,317,419	$19,301,274	$23,790	$7,645	$16,145
	=========	=========	=======	=======	=======
2004

Securities sold	$11,259,666	$11,071,186	$297,993	$109,513	$188,480
Securities matured or redeemed	57,381,800	57,381,800	-	-	-

	$68,641,466	$68,452,986	$297,993	$109,513	$188,480
	=========	=========	=======	=======	=======

Income tax expense attributable to securities transactions was $0, $5,489 and $64,083 for 2006, 2005 and 2004, respectively.

Securities with a carrying value of $72,246,015 and $58,402,903 at December 31, 2006 and 2005, respectively, were pledged to secure public monies and for other purposes as required or permitted by law.

There were no securities of a single issuer, other than U.S. government agency securities that were payable from and secured by the same source of revenue or taxing authority that exceeded 10% of consolidated stockholders' equity at December 31, 2006 or 2005.

At December 31, 2006, the Corporation had $99,516,512 of investments with $1,304,737 of unrealized losses on these investments. Of the investments with unrealized losses, $19,194,385 had been at a loss position at December 31, 2006 for less than 12 months, with losses of $44,623, and $80,322,127 of these investments, with losses of $1,260,113, had been at a loss position at December 31, 2006 for longer than 12 months. Because the Corporation has the ability and intent to hold these securities until a market price recovery or maturity, the impairment of these securities is not deemed to be other than temporary and it is felt that the full principal will be collected as anticipated. Of the total, $49,946,497, or 50%, is guaranteed by the U.S. Government or its agencies and $44,479,853, or 45%, are obligations of states and political subdivisions. All of the obligations of states and political subdivisions are investment grade securities. The primary cause for unrealized losses within the portfolio is the impact movements in market rates have had in comparison to the underlying yields on these securities as well as a deterioration of the credit quality of certain corporate issues.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Securities - (Continued)

The following table summarizes the Corporation's investments which were at an unrealized loss position as of December 31:

2006
	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government
Agencies	$10,778,930	$14,189	$39,167,567	$521,996	$49,946,497	$536,185
Obligations of States and
Political Subdivisions	7,413,405	27,805	37,066,448	621,372	44,479,853	649,178
Mortgage-backed securities	-	-	462,497	8,452	462,497	8,452
Corporate Bonds	1,002,050	2,629	3,625,615	108,293	4,627,665	110,922

Total Temporarily Impaired
Securities	$19,194,385	$44,623	$80,322,127	$1,260,113	$99,516,512	$1,304,737
	==========	========	=========	========	==========	========

2005
	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government
Agencies	$15,389,906	$144,066	$44,035,568	$1,083,000	$59,425,474	$1,227,066
Obligations of States and
Political Subdivisions	29,875,033	420,599	15,784,951	491,133	45,659,984	911,732
Mortgage-backed securities	517,295	11,651	-	-	517,295	11,651
Corporate Bonds	4,410,815	249,126	2,371,505	256,297	6,782,320	505,423

Total Temporarily Impaired
Securities	$50,193,049	$825,442	$62,192,024	$1,830,430	$112,385,073	$2,655,872
	==========	========	=========	========	==========	========

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans at December 31:

	2006	2005

Construction and land development	$11,682,386	$9,654,012
Commercial and industrial	24,288,650	26,680,061
Agricultural	5,898,351	5,804,008
Real estate loans secured by:
Farmland	28,145,094	23,333,726
Residential property	70,655,465	75,544,527
Nonresidential, nonfarm	112,650,097	104,828,317
Loans to individuals	22,964,581	22,973,787
Other loans	4,846,438	4,431,717

	281,131,062	273,250,155
Unearned income	(314,601)	(302,626)

TOTAL	$280,816,461	$272,947,529
	===========	===========

At December 31, 2006, 2005 and 2004, impaired loans totaled $792,412, $989,178 and $511,098, respectively. The amount of interest income actually recognized on these loans during 2006, 2005 and 2004, was $12,526, $13,457, and $10,942, respectively. The additional amount of interest income that would have been recorded during 2006, 2005 and 2004, if the above amounts had been current in accordance with their original terms was $54,766, $14,915, and $41,586, respectively.

As of December 31, 2006, the Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

	Recorded	Valuation
	Investment	Allowance

Impaired Loans-
Valuation allowance required	$208,595	$198,328
No valuation allowance required	583,817	-

Total Impaired Loans	$792,412	$198,328
	============	============

The valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the years 2006, 2005 and 2004 were $1,616,197, $1,684,462 and $1,663,104, respectively. At December 31, 2006, there were no outstanding commitments to advance funds to customers whose loans were not performing.

Loans past due 90 days or more and accruing interest were $5,822, $107,287 and $305,066 at December 31, 2006, 2005 and 2004, respectively.

Certain related parties (principally directors, including their families and companies in which they are principal owners) are loan customers of the Corporation's bank subsidiary. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than a normal risk of collectibility. The following table summarizes the changes in related party loans for 2006 and 2005:

	2006	2005

Balance at beginning of year	$1,346,390	$1,241,043
Additions	1,912,005	1,914,070
Repayments	(1,433,332)	(1,782,838)
No longer related	(132,592)	(25,885)

Balance at end of year	$1,692,471	$1,346,390
	==========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Loans and Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses were as follows:

	2006	2005	2004

Balance at beginning of year	$3,735,255	$3,489,490	$3,448,676

Less-Charge-offs:
Real estate -
Residential	25,596	226,168	50,040
Agricultural	-	-	19,083
Other	24,500	55,977	392,641
Commercial	315,193	15,085	155,350
Agricultural	9,930	676	8,280
Individuals	364,435	454,647	371,808

	739,654	752,553	997,202

Add-Recoveries:
Real estate -
Residential	33,547	58,421	22,786
Agricultural	21,203	12,477	21,618
Other	8,427	6,127	32,823
Commercial	30,874	15,022	88,063
Agricultural	35,469	14,589	21,465
Individuals	249,700	289,690	186,441
Other	-	1,050	500

	379,220	397,376	373,696

Net Charge-offs	360,434	355,177	623,506

Add-Provision charged to operations	175,468	600,942	664,320
Less-Adjustment for off-balance sheet credit
exposures	(77,146)	-	-

Balance at end of year	$3,473,143	$3,735,255	$3,489,490
	==========	==========	==========
Ratio of net charge-offs to average
loans outstanding during the year	0.13%	0.13%	0.26%
	==========	==========	==========

Note D - Bank Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

			Accumulated
			Depreciation &	Carrying
2006		Cost	Amortization	Amount

	Land	$2,351,246	$-	$2,351,246
	Buildings	14,013,490	5,762,203	8,251,287
	Furniture and equipment	6,470,206	5,499,067	971,139
	Leasehold improvements	54,959	47,440	7,519

	TOTAL	$22,889,901	$11,308,710	$11,581,191
		===========	===========	===========
2005

	Land	$2,351,246	$-	$2,351,246
	Buildings	12,372,018	5,426,382	6,945,636
	Furniture and equipment	6,356,703	5,398,062	958,641
	Leasehold improvements	54,959	38,089	16,870

	TOTAL	$21,134,926	$10,862,533	$10,272,393
		===========	===========	===========

The Corporation has entered into an agreement to construct a new branch office for an estimated cost of $2,100,000 to be completed in February 2007. As of December 31, 2006, construction costs incurred totaled $1,701,413 that are included in buildings and furniture and equipment above.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Bank Premises and Equipment (Continued)

The following is a summary of non-cancelable minimum operating lease commitments for real property, excluding cancelable short-term commitments, principally for equipment.

	Annual		Annual
Year	Commitments	Year	Commitments

2007	$6,000	2010	$6,000
2008	6,000	2011	6,000
2009	6,000	2012 - 2014	14,500

Rents charged to operations under operating lease agreements for the years 2006, 2005 and 2004 were $27,600, $28,005 and $28,140, respectively.

Note E - Prepayments and Other Assets

The following is a summary of prepayments and other assets at December 31:

	2006	2005

Prepaid expenses	$436,939	$210,959
Federal Home Loan Bank stock, at cost	1,467,100	1,385,000
Federal Reserve Bank stock, at cost	114,900	114,900
Other investments	431,965	420,132
Bank-owned life insurance	7,774,350	6,800,107
Deferred income tax benefits	1,657,988	2,098,308
Deferred acquisition costs	165,749	193,543
Other	553,325	346,854

TOTAL	$12,602,316	$11,569,803
	==========	==========

Note F - Deposits

The following is a summary of deposits at December 31:

	2006	2005

Noninterest bearing:	$62,308,280	$56,016,062
Interest bearing:
Demand	36,334,958	32,383,822
Savings/Money Market	67,967,997	73,714,698
Other time	115,563,574	108,786,563
Certificates of deposit $100,000 and over	144,299,770	126,510,634

TOTAL	$426,474,579	$397,411,779
	==========	==========

The aggregate maturities of time deposits at December 31, 2006, are summarized as follows:

Year
Due within 1 year	$212,603,812
Due after 1 year through 3 years	40,529,903
Due after 3 years	6,729,629
$259,863,344
=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Other Borrowed Funds

The following is a summary of other borrowed funds at December 31:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2006	2005	Rates	Dates

37,977	55,341	5.95%	2008
430,588	448,770	4.46%	2009
137,936	165,417	6.25%	2011
1,767,798	1,884,381	4.09%-7.40%	2012
1,190,960	1,211,130	5.09%	2013
186,226	200,456	6.50%	2016
122,732	130,657	4.87%	2018

$3,874,217	$4,096,152
=========	=========

Other borrowed funds consist of Federal Home Loan Bank loans secured by a pledge of Federal Home Loan Bank stock with a par value of $1,467,100 and a blanket pledge of $4,842,771 first mortgage loans against single family, 1-4 unit residential properties.

As of December 31, 2006, aggregate debt maturities were as follows:

2007	$234,625	2011	$218,984
2008	248,072	2012-2016	2,308,182
2009	612,492	2017-2018	18,183
2010	233,679		$3,874,217
			=======

At December 31, 2006, First National Bank of Pulaski had unsecured lines of credit from correspondent banks for federal fund purchases and daylight overdrafts totaling $25,000,000. No advances had been made against these lines at December 31, 2006.

Note H - Income Taxes

The components of income taxes for the three years ended December 31 are as follows:

		2006	2005	2004

Federal
	Current	$1,534,235	$1,598,875	$1,689,441
	Deferred tax	(52,807)	(134,077)	(129,152)

		1,481,428	1,464,798	1,560,289
State
	Current	395,404	511,633	445,193
	Deferred tax	(11,508)	(203,830)	-

Provision for Income Taxes		$1,865,324	$1,772,601	$2,005,482
		==========	==========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Income Taxes (Continued)

Income taxes varied from the amount computed at the statutory federal income tax rate for the years ended December 31 as follows:

	2006	2005	2004

Federal taxes at statutory rate	$2,428,981	$2,391,002	$2,493,237
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(726,372)	(694,208)	(775,986)
State income taxes, net of federal
income tax benefit	260,967	133,848	293,827
Others, net	(98,252)	(58,041)	(5,596)

Provision for Income Taxes	$1,865,324	$1,772,601	$2,005,482
	==========	==========	==========

Significant components of the Corporation's deferred tax assets and liabilities on December 31 are as follows:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$995,941	$1,037,734
Director benefit plans	408,982	321,795
Merger costs	-	3,477
SFAS 115 equity adjustment	389,482	894,117
Other real estate	147,524	87,765

Gross Deferred Tax Assets	1,941,929	2,344,888

Deferred tax liabilities:
Investment securities	22,319	16,394
Other securities	261,622	230,186

Gross Deferred Tax Liabilities	283,941	246,580

Net Deferred Tax Asset	$1,657,988	$2,098,308
	==========	==========

The Corporation has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2006	2005	2004

Directors' fees and expense	$432,045	$398,524	$317,395
Stationery and supplies	208,898	178,472	194,024
Insurance	123,490	136,855	145,441
Collection and professional fees	211,515	302,181	208,650
Postage	161,627	147,550	143,653
Telephone	126,281	129,948	125,494
Other	1,279,980	1,190,013	1,397,459

	$2,543,836	$2,483,543	$2,532,116
	===========	===========	===========

Note J - Profit Sharing Plan

The Corporation's bank subsidiary has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. The bank subsidiary's total payroll in 2006 was $5,523,903. Contributions for the current year were calculated using the base salary amount of $4,691,724. According to the plan, the bank subsidiary's contribution will not be less than 10% or no more than 15% of net income before taxes, with an overall limitation not to exceed 15% of the total salary of all the participants. The plan expense was $703,759, $673,730 and $671,331 in 2006, 2005 and 2004, respectively.

Note K - First Pulaski National Corporation (Parent Company Only) Financial Information

BALANCE SHEETS
	December 31,

ASSETS	2006	2005

Cash	$515,019	$739,975
Investment in subsidiaries, at equity	46,467,386	43,940,791
Other assets	81,177	77,105

TOTAL ASSETS	$47,063,582	$44,757,871
	=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$1,540	$1,540

Total Liabilities	1,540	1,540

Shareholders' Equity	47,062,042	44,756,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,063,582	$44,757,871
	=========	=========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - First Pulaski National Corporation (Parent Company Only) Financial Information (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,

	2006	2005	2004
INCOME
Dividends from subsidiaries	$3,637,790	$4,629,753	$2,716,468
Other dividends and interest	-	-	-
Other	25	14,970	217

	3,637,815	4,644,723	2,716,685
EXPENSES
Education	528	-	6,560
Directors' fees and expense	22,300	90,550	74,832
Stockholder's meeting	22,728	17,903	20,037
Other	30,840	40,105	46,948

	76,396	148,558	148,377

Income before applicable income taxes and equity in
undistributed earnings of subsidiaries	3,561,419	4,496,165	2,568,308
Applicable income taxes (benefits)	(29,719)	(45,251)	(53,017)

Income before equity in undistributed earnings of
subsidiaries	3,591,138	4,541,416	2,621,325
Equity in undistributed earnings of subsidiaries	1,687,599	716,294	2,706,244

NET INCOME	$5,278,737	$5,257,710	$5,327,569
	==========	==========	==========

STATEMENTS OF CASH FLOWS
	Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,278,737	$5,257,710	$5,327,569
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiaries	(1,687,599)	(716,294)	(2,706,244)
Depreciation	2,234	2,234	2,234
(Increase) decrease in other assets	(6,307)	520,098	(115,678)
Increase (decrease) in other liabilities	-	(199,740)	47,720

Cash Provided by Operating Activities	3,587,065	4,864,008	2,555,601

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,637,790)	(2,629,753)	(2,716,469)
Proceeds from issuance of common stock	96,019	139,702	178,240
Common stock repurchased	(1,270,250)	(2,209,880)	(1,414,390)

Cash Used by Financing Activities	(3,812,021)	(4,699,931)	(3,952,619)

INCREASE (DECREASE) IN CASH, net	(224,956)	164,077	(1,397,018)
CASH, beginning of year	739,975	575,898	1,972,916

CASH, end of year	$515,019	$739,975	$575,898
	==========	==========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L - Regulatory Requirements and Restrictions

The primary source of funds for payment of dividends by the Corporation to its shareholders is dividends received from its bank subsidiary. The amount of dividends that a bank subsidiary may pay in any year is subject to certain regulatory restrictions. The amount available for payment of dividends without prior regulatory approval at December 31, 2006 to the Corporation was $5,110,138.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes the Corporation and the Bank meet all the capital adequacy requirements which they are subject to as of December 31, 2006.

As of December 31, 2006, the most recent notification from regulatory authorities categorized the Corporation and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Corporation will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Corporation's category.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)

As of December 31, 2006
Total Capital (to risk weighted assets)
FPNC	$51,207	15.26%	$26,844	>	8.00%	$33,555	>	10.00%
FNB	50,612	15.09	26,840	>	8.00	33,550	>	10.00
Tier I Capital (to risk weighted assets)
FPNC	47,657	14.20	13,422	>	4.00	20,133	>	6.00
FNB	47,062	14.03	13,420	>	4.00	20,130	>	6.00
Tier I Capital (to average quarterly assets)
FPNC	47,657	9.99	19,089	>	4.00	23,861	>	5.00
FNB	47,062	9.86	19,087	>	4.00	23,859	>	5.00

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

Note M- Stock Option and Stock Purchase Plans

Bank subsidiary employees (and in prior years, non-employee directors) may be granted options or rights to purchase shares of the Corporation's common stock under the Corporation's stock option and employee stock purchase plans.

Shares available for grants of options or rights to purchase at December 31, 2006 include 34,558 shares under the 1994 employee purchase plan and 72,500 shares under the 1997 stock option plan.

The 1997 plan permits the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 27,500 shares have been granted and 10,000 shares have been exercised. These options expire generally 10 years from the date of grant.

The 1994 outside directors' stock option plan permitted the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares was granted annually upon becoming a member of the Board of Directors, of which 250 shares were immediately exercisable and the remaining 250 shares were exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee was still serving as an outside director. In addition, each outside director upon first becoming a board member received an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expired ten years from the date of grant. During 2003, the Board terminated this plan. At the time of termination, options to purchase 66,160 shares under the plan had not been granted.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Stock Option and Stock Purchase Plans (Continued)

The 1994 employee stock purchase plan permits the granting of rights to eligible employees of the Corporation to acquire stock. A total of 150,000 shares were reserved under this plan. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

	Years of Service and
	Number of Shares
Position	Under 10 years	Over 10 years
Vice-Presidents and above	200	250
All other Officers	125	175
Non-Officers	75	125

The following is a summary of the stock option and purchase plans activity for 2006, 2005 and 2004:

	Stock Option Plans		Employee Purchase Plan

	Shares	Shares	Shares
	Available	Under	Available	Shares
	for Option	Option	for Purchase	Purchased

Balance December 31, 2003	65,000	43,764	46,042	-

Granted	-	-	(4,118)	4,118
Exercised	-	(6,063)	-	(4,118)
Forfeited/expired	7,500	(7,500)	-	-

Balance December 31, 2004	72,500	30,201	41,924	-

Granted	-	-	(4,506)	4,506
Exercised	-	(4,504)	-	(4,506)

Balance December 31, 2005	72,500	25,697	37,418	-

Granted	-	-	(2,860)	2,860
Exercised	-	(3,383)	-	(2,860)
Expired	-	(250)	-	-

Balance December 31, 2006	72,500	22,064	34,558	-
	==========	==========	==========	==========

Exercisable at December 31, 2006		22,064
		==========

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2006, 2005 and 2004 is $0.00 in all years.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M - Stock Option and Stock Purchase Plans (Continued)

The following table presents the weighted average remaining life and weighted average exercise price at December 31, 2006:

		Outstanding			Exercisable

			Weighted	Weighted		Weighted
			Average	Average		Average
	Exercise Price	Number	Exercise Price	Remaining Life	Number	Exercise Price

Employees	$33.00-$49.00	17,500	$39.86	4	17,500	$39.86
Directors	$28.00-$35.00	4,564	31.43	3	4,564	31.43

Outstanding at December 31, 2006		22,064	$38.11	4	22,064	$38.11
		========	===========		========	===========

Note N - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004

Numerator for basic and diluted earnings
Per share - income available to common shareholders	$5,278,737	$5,257,710	$5,327,569

Denominator for basic earnings per share-
weighted-average basis	1,572,535	1,596,695	1,646,422
Effect of dilutive stock options	5,486	7,213	8,993

Denominator for diluted earnings per share-
adjusted weighted-average shares	1,578,021	1,603,908	1,655,415
	===========	===========	===========
Basic earnings per share	$3.36	$3.29	$3.24
	===========	===========	===========
Diluted earnings per share	$3.35	$3.28	$3.22
	===========	===========	===========

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

Commitments to extend credit and standby letters of credit: The value of the unrecognized financial instruments is based on the related fee income associated with the commitments, which is not material to the Corporation's financial statements at December 31, 2006 and 2005.

The estimated fair values of the Corporation's financial instruments on December 31 were (dollars in thousands):

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$30,532	$30,532	$20,841	$20,841
Securities	147,191	147,191	133,920	133,920
Loans	280,816	279,116	272,948	270,783
Less: allowance for loan losses	(3,473)	-	(3,735)	-

Financial liabilities:
Deposits	426,475	426,118	397,412	396,963
Securities sold under repurchase agreements	1,409	1,409	-	-
Other borrowed funds	3,874	3,857	4,096	4,127

Note P - Other Financial Instruments, Commitments and Contingencies

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

The following summarizes the bank subsidiary's involvement in financial instruments with off-balance-sheet risk as of December 31:

	Contract or Notional
	Amount
	2006	2005

Commitments to extend credit	$53,909,052	$34,958,643
Standby letters of credit	1,656,855	1,305,755
Mortgage loans sold with repurchase
requirements outstanding	7,059,087	6,774,798

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

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Q - Quarterly Results of Operations (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Three Months Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
2006
Interest income	$6,694	$7,045	$7,493	$7,704
Interest expense	2,799	3,104	3,488	3,689

Net interest income	3,895	3,941	4,005	4,015
Provision for loan losses	20	70	1	85
Other income	1,048	1,285	996	783
Other expense	3,209	3,226	3,098	3,115

Income before income tax	1,714	1,930	1,902	1,598
Income taxes	464	557	528	316

Net income	$1,250	$1,373	$1,374	$1,282
	========	========	========	========
Earnings per common share	$0.79	$0.87	$0.88	$0.82
Diluted earnings per common share	0.79	0.87	0.87	0.82
Cash dividends declared per common share	0.41	0.41	0.41	0.45

2005
Interest income	$5,953	$6,197	$6,508	$6,662
Interest expense	1,924	2,225	2,537	2,685

Net interest income	4,029	3,972	3,971	3,977
Provision for loan losses	93	91	129	288
Other income	935	1,050	995	964
Other expense	3,033	3,131	3,139	2,958

Income before income tax	1,838	1,800	1,698	1,695
Income taxes	510	524	447	292

Net income	$1,328	$1,276	$1,251	$1,403
	========	========	========	========
Earnings per common share	$0.82	$0.80	$0.79	$0.88
Diluted earnings per common share	0.82	0.80	0.78	0.88
Cash dividends declared per common share	0.41	0.41	0.41	0.42

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

There were no changes in the Company's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:

The information required by this section with respect to transactions in the Corporation's common stock is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders.

The information required by this item with respect to the Company's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders.

The information required by this item with respect to the Company's code of conduct is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors - Code of Conduct" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Proposal No. 2 Approval of 2007 Equity Incentive Plan" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

Information required by this item is contained under the caption "Proposal No. 1 Election of Directors - Director Independence" and "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal accountant is incorporated herein by reference to the section titled "Independent Registered Public Accounting Firm - Fees Incurred by the Company from Putman & Hancock During 2006 and 2005" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2007 Annual Meeting of Shareholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

                                                                                                                        FIRST PULASKI NATIONAL CORPORATION

                                                                                                                        By: /s/Mark A. Hayes
                                                                                                                               Mark A. Hayes
March 20, 2007                                                                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/James T. Cox James T. Cox	Chairman of the Board and Director	March 20, 2007

/s/Mark A. Hayes Mark A. Hayes	CEO, President and Director (Principal Executive Officer)	March 20, 2007

/s/Tracy Porterfield Tracy Porterfield	Chief Financial Officer, Secretary/Treasurer (Principal Financial Officer and Accounting Officer)	March 20, 2007

/s/David E. Bagley David E. Bagley	Director	March 20, 2007

/s/James K. Blackburn James K. Blackburn, IV	Director	March 20, 2007

/s/Wade Boggs Wade Boggs	Director	March 20, 2007

/s/James H. Butler James H. Butler	Director	March 20, 2007

/s/Greg G. Dugger Greg G. Dugger, DDS	Director	March 20, 2007

/s/Charles D. Haney Charles D. Haney, MD	Director	March 20, 2007

/s/James Rand Hayes James Rand Hayes	Director	March 20, 2007

/s/Linda Lee Rogers Linda Lee Rogers	Director	March 20, 2007

/s/R. Whitney Stevens, Jr. R. Whitney Stevens, Jr.	Director	March 20, 2007

/s/Bill Yancey Bill Yancey	Director	March 20, 2007

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

10.1   Form of First Pulaski National Corporation Incentive Stock Option Agreement (incorporated by reference to the First Pulaski National Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). +

10.2   Directors and Named Executive Officer Compensation Summary.+*

10.3   Directors' Deferred Compensation Plan.+(1)

10.4   Form of Adoption Agreement.+(1)

10.5   Form of Amendment No. 1 to Adoption Agreement.+(1)

10.6   Form of Amendment No. 2 to Adoption Agreement.+(1)

10.7   First Pulaski National Corporation 1997 Stock Option Plan.+(2)

10.8   Amended and Restated Directors' Deferred Compensation Plan.+*

10.9   Amended and Restated Form of Adoption Agreement.+*

21.1   List of Subsidiaries.*

23.1   Consent of Putman and Hancock.*

31.1   Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2   Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

32.1   Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.*

32.2   Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.*

*   Filed herewith
+   Management contract or compensatory plan or arrangement

(1)  Incorporated herein by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 2006.

(2)  Incorporated herein by reference to the Corporation's Proxy Statement filed with the Securities and Exchange Commission on April 17, 1997.