Form 10-Q
period 2007-03-31
FIRST PULASKI NATIONAL CORP
filed 2007-05-15
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2007

or

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

     Common Stock, $1.00 par value -- 1,556,876 shares outstanding as of May 14, 2007.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS
	March 31,	December 31,
	2007	2006

Cash and due from banks	$10,870,720	$10,976,881
Federal funds sold	9,562,000	17,998,000

Cash and cash equivalents	20,432,720	28,974,881

Interest bearing balances with banks	359,416	1,557,371
Securities available for sale	164,843,328	147,191,472

Loans net of unearned income	285,188,156	280,816,461
Allowance for credit losses	(3,488,612)	(3,473,143)

Total net loans	281,699,544	277,343,318

Bank premises and equipment	11,971,829	11,581,191
Accrued interest receivable	4,475,754	4,174,160
Other real estate	656,681	663,611
Prepayments and other assets	12,675,791	12,602,316

TOTAL ASSETS	$497,115,063	$484,088,320
	============	============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing balances	$61,161,806	$62,308,280
Interest bearing balances	377,657,402	364,166,299

Total deposits	438,819,208	426,474,579

Securities sold under repurchase agreements	1,677,809	1,409,107
Other borrowed funds	3,816,779	3,874,217
Accrued taxes	314,450	196,152
Accrued interest on deposits	2,738,518	2,860,599
Other liabilities	2,357,937	2,211,624

TOTAL LIABILITIES	449,724,701	437,026,278

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,557,744 and 1,565,442 shares issued and outstanding, respectively	1,557,744	1,565,442
Capital surplus	66,186	481,878
Retained earnings	46,260,307	45,645,046
Accumulated other comprehensive loss, net	(493,875)	(630,324)

TOTAL SHAREHOLDERS' EQUITY	47,390,362	47,062,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$497,115,063	$484,088,320
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2007	2006

INTEREST INCOME:
Loans, including fees	$6,159,432	$5,438,686
Investment securities	1,581,001	1,188,545
Federal funds sold	190,959	63,828
Interest on deposits	3,566	3,189

Total interest income	7,934,958	6,694,248

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	151,133	77,630
Savings & MMDAs	358,675	362,190
Time	3,296,490	2,305,357
Repurchase agreements	15,979	-
Borrowed funds	50,130	53,439

Total interest expense	3,872,407	2,798,616

NET INTEREST INCOME	4,062,551	3,895,632

Provision for loan losses	6,391	19,776

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,056,160	3,875,856

NON-INTEREST INCOME:
Service charges on deposit accounts	568,907	570,996
Commissions and fees	96,327	130,694
Other service charges and fees	97,019	93,839
BOLI income	43,734	33,337
Security gains	-	-
Gains (losses) on sale of other assets	(668)	-
Mortgage banking fees	79,384	135,085
Dividends and other income	155,471	83,632

Total non-interest income	1,040,174	1,047,583

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2007	2006

NON-INTEREST EXPENSES:
Salaries and employee benefits	$1,919,806	$1,874,329
Occupancy expense, net	341,303	360,841
Furniture and equipment expense	177,470	181,660
Advertising and public relations	161,951	164,782
Other operating expenses	674,124	627,398

Total non-interest expenses	3,274,654	3,209,010

Income before taxes	1,821,680	1,714,429
Applicable income taxes	505,434	464,194

NET INCOME	$1,316,246	$1,250,235
	=============	=============

Earnings per common share:
Basic	$0.84	$0.79
Diluted	$0.84	$0.79

Dividends per common share	$0.45	$0.41

Number of average shares for period	1,558,556	1,581,234
Number of diluted average shares for period	1,565,330	1,586,934

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$1,565,442	$481,878	$45,645,046	$(630,324)	$47,062,042

Comprehensive income:
Net Income			1,316,246		1,316,246

Change in unrealized
gains (losses) on available
for sale securities, net of tax				136,449	136,449

Comprehensive income					1,452,695

Cash Dividends
($0.45 per share)			(700,985)		(700,985)

Common stock repurchased	(7,698)	(415,692)			(423,390)

Balance, March 31, 2007	$1,557,744	$66,186	$46,260,307	$(493,875)	$47,390,362
	==================================================================
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,316,246	$1,250,235
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	6,391	19,776
Depreciation of premises and equipment	186,573	184,077
Net amortization of investment securities	82,431	108,579
Deferred income tax benefit	(9,538)	(21,501)
Loss on sale of other assets	668	-
Loans originated for sale	(3,101,625)	(5,397,894)
Proceeds from sale of loans	3,191,885	5,245,753
Mortgage banking fees	(79,384)	(135,085)
Increase in cash surrender value of life insurance	(43,734)	(33,337)
(Increase) decrease in interest receivable	(301,594)	52,531
(Increase) decrease in prepayments/other assets	128,693	(173,449)
Decrease in accrued interest payable	(122,081)	(280,693)
Increase in accrued taxes	118,298	348,116
Increase in other liabilities	146,313	71,870

Net cash from operating activities	1,519,542	1,238,978

Cash flows from investing activities:
Proceeds from maturity of investment securities	18,440,240	3,245,856
Purchase of investment securities	(35,951,874)	(7,968,717)
(Increase) decrease in interest bearing balances with banks	1,197,955	(8,270)
Net increase in loans	(4,373,492)	(1,788,859)
Purchase of bank owned life insurance	(235,100)	(283,100)
Capital expenditures	(577,880)	(163,026)
Proceeds from sale of other real estate	6,930	69,922

Net cash used by investing activities	(21,493,221)	(6,896,194)

Cash flows from financing activities:
Net increase in deposits	12,344,629	2,031,369
Cash dividends paid	(700,985)	(645,662)
Proceeds from issuance of common stock	-	69,000
Payments to repurchase common stock	(423,390)	(759,000)
Net increase in securities sold under repurchase agreements	268,702	-
Borrowings repaid	(57,438)	(54,334)

Net cash from financing activities	11,431,518	641,373

Net decrease in cash and cash equivalents	(8,542,161)	(5,015,843)
Cash and cash equivalents at beginning of period	28,974,881	20,510,958

Cash and cash equivalents at end of period	$20,432,720	$15,495,115
	==============	=============

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
        As there are no unvested options as of January 1, 2007, and no options were granted in the first quarter of 2007, there was no share-based compensation expense or tax benefit recorded in the first quarter of 2007. In addition there was no unrecognized compensation costs related to stock options at March 31, 2007.
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
        Refer to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006 for a complete description of its stock based compensation plans.
        At March 31, 2007, the registrant had 72,500 shares reserved for award under its 1997 Stock Option Plan, (the "1997 Plan"). On April 17, 2007, the 1997 Plan expired and on April 26, 2007 the registrant's shareholders approved the 2007 Equity Incentive Plan (the "2007 Plan") pursuant to which the registrant has reserved 100,000 shares of its common stock for issuance under the 2007 Plan. The registrant expects to satisfy the exercise of stock options and the future grants, by issuing shares of common stock from authorized shares. At March 31, 2007 the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2006 fiscal year and the first three months of 2007:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding January 1, 2006	25,697	$36.73

Granted	-
Exercised	(3,383)	28.38
Expired	(250)	27.60

Outstanding December 31, 2006	22,064	$38.11
	========	================
Exercisable December 31, 2006	22,064	$38.11
	========	================

Outstanding December 31, 2006	22,064	$38.11
Granted	-
Exercised	-	-
Expired	-	-

Outstanding March 31, 2007	22,064	$38.11
	========	================
Exercisable March 31, 2007	22,064	$38.11
	========	================

        The aggregate intrinsic value of outstanding options shown in the table at March 31, 2007 was $373,000 based on $55.00, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to March 31, 2007. The weighted average remaining term of the stock options in the table above was 3.5 years as of March 31, 2007.
        Cash received from the exercise of stock options during the three months ended March 31, 2007 and 2006 was $0 and $69,000, respectively. The total intrinsic value of stock options exercised was $0 and $56,000, respectively for the three months ended March 31, 2007 and 2006.

Note 3

       The registrant adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the registrant's financial statements.
       The registrant and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The registrant is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2004. The registrant filed income tax returns in Alabama in 2005 and 2006. These returns are subject to examination. The registrant does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
       The registrant recognizes interest and/or penalties related to income tax matters in income tax expense. The registrant did not have any amounts accrued for interest and penalties at January 1, 2007.
        In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4." The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the "amount that could be realized under the

PART I - FINANCIAL INFORMATION
____________________________________________

insurance contract." For group policies with multiple certificates or multiple policies with a group rider, the EITF also concluded that the amount that could be realized should be determined at the individual policy level so that amounts that would be realized only upon surrendering all of the policies would not be included when measuring the assets. The registrant adopted the EITF on January 1, 2007. The adoption had no affect on the registrant's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
        Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2006, which report was filed with the Securities and Exchange Commission on April 2, 2007. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "could," "may", "intend", "believe", and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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
       The allowance for loan losses is maintained at a level that is considered to be adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. Our methodology of assessing the appropriateness of the allowance consists of several elements, which include the historical allowance and specific allowances as described below.
       The historical allowance is calculated by applying loss factors to outstanding loans. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed and all risk ratings are subject to review by an independent credit

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

review department. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.
        Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred. In addition, every substandard or worse loan in excess of $250,000 and all loans classified as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Board's Executive and Loan Committee.

OVERVIEW

        Total assets of the registrant continued to grow in the first quarter of 2007 as total assets grew by approximately $13.0 million, or 2.7 percent in the first three months of 2007. The Bank continued to concentrate on quality loan growth in the first quarter of 2007, resulting in total net loans increasing $4.4 million, or 1.6 percent, during the first three months of 2007. This loan growth was funded primarily by an increase in deposits. The loan portfolio continued to show strong credit quality resulting in a net recovery of charged-off loans of $9,000 in the first quarter of 2007. However, since deposits grew much more than loans during the first quarter of 2007, investment securities increased approximately $17.7 million, or 12.0 percent, as the excess growth of deposits over loans was used as a funding source to purchase investment securities. In addition a portion of funds held in federal funds sold at December 31, 2006 was also used as a funding source to purchase investment securities in the first quarter of 2007. Deposits showed strong growth of approximately $12.3 million, or 2.9 percent, in the first quarter of 2007 with all of the growth in interest-bearing deposits.
        Net income increased approximately $66,000 in the first three months of 2007 as compared to the same period of 2006. Net interest income increased approximately $167,000 in the first three months of 2007 as compared to the same period of 2006 although the net interest margin fell to 3.86 percent in the first quarter of 2007 as compared to 4.02 percent in the first quarter of 2006. The net interest income increased in spite of the lower net interest margin due to an increase of approximately $29 million in interest-earning assets in the first quarter of 2007 as compared to the first quarter of 2006. Intense local competition in both loan and deposit pricing and an inverted yield curve were the primary contributors to the decrease in the net interest margin in 2007. Management expects pressure to continue on the net interest margin throughout 2007 as this aggressive competition is likely to continue through 2007 and the yield curve is expected to remain inverted to flat through the remainder of the year.

Results of Operations

        Net income of the registrant was $1,316,246 for the first three months of 2007. This amounted to an increase of $66,011, or 5.3 percent, compared to the first three months of 2006.
        Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
        Net interest income increased $166,919, or 4.3 percent, to $4,062,551 during the first quarter of 2007 as compared to $3,895,632 for the first quarter of 2006.  Total interest income increased $1,240,710, or 18.5 percent, to $7,934,958 for the first quarter of 2007 as compared to $6,694,248 for the same period in 2006. The increase in total interest income was due primarily to an increase in interest and fees on loans of $720,746 along with an increase in interest income on investment securities of $392,456 and an increase of $127,131 in interest income on federal funds sold in the first quarter of 2007 as compared to the first quarter

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

of 2006. The increase in interest and fees on loans was primarily the result of higher yields earned on loans as well as an increase in average loans outstanding of approximately $8.1 million in the first quarter of 2007 as compared to the same period of 2006. The increase in interest on investment securities was primarily a result of an increase in average investment securities held of approximately $20.6 million in the first quarter of 2007 as compared to the first quarter of 2006. An increase in the average yield in the investment portfolio in the first quarter of 2007 as compared to the first quarter of 2006 also contributed to the increase in interest on investment securities in the first quarter of 2007 as compared to the same period of 2006.
        The increase in interest income was offset by an increase in total interest expense of $1,073,791, or 38.4 percent to $3,872,407 in the first quarter of 2007 as compared to $2,798,616 for the same period in 2006. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the first quarter of 2007 as compared to the first quarter of 2006, as well as increases in interest-bearing deposits, especially time deposits. The interest expense on time deposits increased $991,133 in the first quarter of 2007 as compared to same period of 2006. The increase in interest expense on time deposits was due to increased balances as well as higher interest rates paid in the first quarter of 2007 as compared to the same period of 2006. The average balance of time deposits increased $31.8 million and the average interest rate paid increased to 4.98 percent in the first quarter of 2007 as compared to 3.95 percent in the first quarter of 2006. The interest expense on NOW accounts increased $73,503 in the first quarter of 2007 as compared to the same period of 2006. The average balance of NOW accounts increased by $7.4 million and the average interest rate paid increased to 1.54 percent in the first quarter of 2007 as compared to 0.97 percent in the first quarter of 2006.
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
       Total non-interest income decreased $7,409, or 0.7 percent, to $1,040,174 for the three-month period ended March 31, 2007 as compared to $1,047,583 for the three-month period ended March 31, 2006. The largest increase in non-interest income was a $71,839 increase in dividends and other income in the first quarter of 2007 as compared to the first quarter of 2006. This increase was offset however by a $34,367 decrease in commissions and fees and a $55,701 decrease in mortgage banking fees in the first quarter of 2007 as compared to the same period of 2006.
        For the three-month period ended March 31, 2007, total non-interest expenses increased $65,644, or 2.0 percent, to $3,274,654 as compared to $3,209,010 for the three-month period ended March 31, 2006. Much of the increase in total non-interest expenses was due to an increase in other operating expenses, which increased $46,726 and salaries and employee benefits, which increased $45,477 in the first quarter of 2007 as compared to the same period of 2006. These increases were partially offset however by a decrease of $19,538 in other occupancy expense in the first quarter of 2007 as compared to the same period of 2006.
       The provision for loan losses for the three months ended March 31, 2007, decreased $13,385 to $6,391 from $19,776 over the same period in 2006. The size of the provision for loan losses in both the first quarter of 2007 and the first quarter of 2006 was impacted primarily by the result of loan portfolio's credit quality remaining at a level to support low levels of provision expense.
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
       For the three-month period ended March 31, 2007, income before taxes increased $107,251 or 6.3 percent, to $1,821,680 as compared to $1,714,429 for the three months ended March 31, 2006.  Applicable

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

income taxes increased $41,240, or 8.9 percent, for the three-month period ended March 31, 2007 as compared to the same period in 2006.
        On a basic, weighted average per share basis, net income was $0.84 per share based on 1,558,556 weighted shares outstanding for the three months ended March 31, 2007 as compared to $0.79 per share based on 1,581,234 weighted shares outstanding for the same period of 2006. On a fully diluted basis, net income per share was $0.84 for the three months ended March 31, 2007 on 1,565,330 weighted shares outstanding as compared to $0.79 on 1,586,934 weighted shares outstanding for the same period of 2006.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the three months ended March 31, 2007 (annualized) and for the year ended December 31, 2006.

	For the three months ended	For year ended
	March 31, 2007	December 31, 2006

Return on assets	1.09%	1.13%
Return on equity	11.10%	11.22%

Financial Condition

        The registrant's total assets increased 2.7 percent to $497,115,063 during the three months ended March 31, 2007, from $484,088,320 at December 31, 2006. Total loans were $285,188,156 at March 31, 2007, a 1.6 percent increase compared to $280,816,461 at December 31, 2006. Securities available-for-sale increased $17,651,856, or 12.0 percent, to $164,843,328 at March 31, 2007 from $147,191,472 at December 31, 2006.  The increase in investment securities at March 31, 2007 as compared to the previous year-end was primarily due to the registrant using excess deposit growth over loans to purchase investment securities. At March 31, 2007, there was an unrealized loss on available-for-sale securities, net of tax, of $493,875, as compared to an unrealized loss on available-for-sale securities, net of tax, of $630,324 at December 31, 2006. The losses in market value of the securities portfolio present on both dates was primarily a result of the higher interest rates prevalent, especially short and medium-term interest rates, at both dates as compared to the interest rates prevalent when the securities were purchased, as well as a deterioration of the credit quality of certain issuers of corporate bonds held by the registrant. The credit quality of these certain corporate issuers has improved over the last eighteen months as evidenced by their increasing market values over that time.
       Total liabilities increased by 2.9 percent to $449,724,701 for the three months ended March 31, 2007, compared to $437,026,278 at December 31, 2006. This increase was primarily due to a $13,491,103, or 3.7 percent increase in interest-bearing deposits during the three months of March 31, 2007 as compared to December 31, 2006.
        Non-performing assets decreased to approximately $1,174,000 at March 31, 2007 as compared to approximately $1,462,000 at December 31, 2006.  Non-performing assets at March 31, 2007 included $656,681 in other real estate owned, $484,785 in non-accrual loans, and $32,889 in loans past due ninety days or more as to interest or principal payment. Additionally, there were no restructured loans in compliance with modified terms at March 31, 2007.  At December 31, 2006, the corresponding figures were $663,611 in other real estate owned, $792,412 in non-accrual loans, $5,822 in loans past due ninety days or more, and approximately no loans restructured and in compliance with modified terms. The allowance for loan losses was 7.2 times the balance of nonaccrual loans at March 31, 2007 as compared to 4.4 times at December 31, 2006.
        Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2007 if the above nonaccrual loans had been current in accordance with their original terms was approximately $8,000.
      Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2007, there were approximately $6,077,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $3,702,000 in loans that were classified as "substandard" or worse and accruing interest as of March 31, 2006 and $7,950,000 of such loans at December 31, 2006.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (39 percent of the total loans) and 1-4 family residential loans (22 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (55 percent of total risk-based capital), loans secured by hotel and motel properties (39 percent of total risk-based capital), loans to lessors of non-residential buildings (27 percent of total risk-based capital) and loans secured by new single family housing construction (25% of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
        For the three months ended March 31, 2007, the registrant had net recoveries of charged-off loans of approximately $9,100 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of -0.01 percent (annualized). This compares to net recoveries of charged-off loans for the three months ended March 31, 2006 of approximately $24,600 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of -0.04 percent (annualized).
        The total allowance for credit losses increased to $3,488,612 as of March 31, 2007 from $3,473,143 as of December 31, 2006. The ratio of the allowance for credit losses to total loans outstanding was 1.22% at March 31, 2007 as compared to 1.24% at December 31, 2006. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

Liquidity

        Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $8,542,161 between December 31, 2006 and March 31, 2007 as excess funds held in federal funds sold at December 31, 2006 were used to purchase investment securities during the first quarter of 2007.

 PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

        Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $31,799,000 at March 31, 2007, representing 19.3 percent of the registrant's investment portfolio as compared to $37,689,000, or 27.2 percent, one year earlier and $39,686,000, or 27.0 percent, at December 31, 2006. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2007, the registrant had approximately $103.8 million in loans maturing within one year. The registrant had $9,562,000 in federal funds sold on March 31, 2007, compared to $17,998,000 as of December 31, 2006.
        The registrant does not anticipate that there will be any unusual demands, commitments, or events that could adversely impact the liquidity of the registrant.

Off Balance Sheet Arrangements

        The registrant has not historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments of structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts. However, the registrant is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The following table summarizes the registrant's involvement in financial instruments with off-balance sheet risk:

	Amount at
	March 31, 2007	December 31, 2006

Commitments to extend credit	$61,647,336	$53,909,052
Standby letters of credit	1,435,185	1,656,855
Mortgage loans sold with repurchase
requirements outstanding	4,975,165	7,059,087

        Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2007, the registrant had total borrowings of $3,816,779 and had approximately $33,236,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $25,000,000 in federal funds lines available from correspondent banks.
        The registrant originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days.

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
       Assets are assigned risk weights ranging from 0 to 100 percent depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to maintain a Tier I capital to risk-weighted assets ratio of at least 4.00 percent, a total capital (Tier I plus Tier II) to total risk-weighted assets ratio of at least 8.00 percent, and a Tier I capital to total average assets ratio (leverage ratio) of at least 4.00 percent.
        The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of March 31, 2007 and December 31, 2006.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)

As of March 31, 2007
Tier I Capital (to risk weighted assets)
FPNC	$47,849	14.00%	$13,670	>	4.00%	$20,506	>	6.00%
FNB	47,191	13.81	13,668	>	4.00	20,503	>	6.00
Total Capital (to risk weighted assets)
FPNC	51,415	15.04	27,341	>	8.00	34,176	>	10.00
FNB	50,757	14.85	27,337	>	8.00	34,171	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	47,849	9.77	19,591	>	4.00	24,489	>	5.00
FNB	47,191	9.64	19,589	>	4.00	24,487	>	5.00

As of December 31, 2006
Tier I Capital (to risk weighted assets)
FPNC	$47,657	14.20%	$13,422	>	4.00%	$20,133	>	6.00%
FNB	47,062	14.03	13,420	>	4.00	20,130	>	6.00
Total Capital (to risk weighted assets)
FPNC	51,207	15.26	26,844	>	8.00	33,555	>	10.00
FNB	50,612	15.09	26,840	>	8.00	33,550	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	47,657	9.99	19,089	>	4.00	23,861	>	5.00
FNB	47,062	9.86	19,087	>	4.00	23,859	>	5.00

(*) Average assets for the above calculations were as of the most recent quarter-end for each period noted.

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of March 31, 2007, a -200 basis point rate shock was estimated to decrease net interest income approximately $56,000, or 0.4 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $709,000, or 4.8 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.5 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 2.8 percent, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
        There have been no material changes in reported market risks during the quarter ended March 31, 2007.

Item 4T. Controls and Procedures

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

PART I - FINANCIAL INFORMATION
____________________________________________

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

Changes in Internal Controls

        There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiaries is involved in any material pending legal proceedings.

Item 1A. Risk Factors

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the first quarter of 2007 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

January 1-31, 2007	7,598	$55.00	7,598	$1,101,980
February 1-28, 2007	100	$55.00	100	$1,096,480
March 1-31, 2007	-	$0.00	-	$1,096,480

Total	7,698	$55.00	7,698	$1,096,480
	===========	===========	=============	=================

        On December 21, 2004, the Board of Directors of the registrant approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the registrant's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date

PART II - OTHER INFORMATION
____________________________________________

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

and unless terminated earlier by resolution of the registrant's board of directors, will expire when the registrant has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. The registrant has no other programs to repurchase common stock at this time.

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

SIGNATURES
___________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                      FIRST PULASKI NATIONAL CORPORATION

Date:  May 15, 2007                                                                      /s/Mark A. Hayes
                                                                                                      Mark A. Hayes, Chief Executive Officer

Date:  May 15, 2007                                                                      /s/Tracy Porterfield
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