Form 10-Q
period 2007-06-30
FIRST PULASKI NATIONAL CORP
filed 2007-08-14
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2007

or

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

      Common Stock, $1.00 par value -- 1,553,700 shares outstanding as of August 13, 2007.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS
	June 30,	December 31,
	2007	2006

Cash and due from banks	$10,601,237	$10,976,881
Federal funds sold	2,567,000	17,998,000

Cash and cash equivalents	13,168,237	28,974,881

Interest bearing balances with banks	259,091	1,557,371
Securities available for sale	161,498,111	147,191,472

Loans net of unearned income	301,366,754	280,816,461
Allowance for credit losses	(3,538,768)	(3,473,143)

Total net loans	297,827,986	277,343,318

Bank premises and equipment	11,841,667	11,581,191
Accrued interest receivable	4,551,412	4,174,160
Other real estate	521,681	663,611
Prepayments and other assets	13,247,369	12,602,316

TOTAL ASSETS	$502,915,554	$484,088,320
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$62,595,151	$62,308,280
Interest bearing balances	382,868,592	364,166,299

Total deposits	445,463,743	426,474,579

Securities sold under repurchase agreements	1,402,832	1,409,107
Other borrowed funds	3,758,537	3,874,217
Accrued taxes	224,308	196,152
Accrued interest on deposits	2,522,046	2,860,599
Other liabilities	2,441,685	2,211,624

TOTAL LIABILITIES	455,813,151	437,026,278

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,554,626 and 1,565,442 shares issued and outstanding, respectively	1,554,626	1,565,442
Capital surplus	-	481,878
Retained earnings	46,813,854	45,645,046
Accumulated other comprehensive loss, net	(1,266,077)	(630,324)

TOTAL SHAREHOLDERS' EQUITY	47,102,403	47,062,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$502,915,554	$484,088,320
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

INTEREST INCOME:
Loans, including fees	$6,458,716	$5,712,982	$12,618,148	$11,151,668
Investment securities	1,738,015	1,266,903	3,319,016	2,455,448
Interest on deposits	3,612	3,537	7,178	6,726
Federal funds sold	86,877	61,883	277,836	125,711

Total interest income	8,287,220	7,045,305	16,222,178	13,739,553

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	129,910	76,720	281,043	154,350
Savings & MMDAs	362,156	350,813	720,831	713,003
Time	3,530,238	2,623,190	6,826,728	4,928,547
Repurchase agreements	16,158	946	32,137	946
Borrowed funds	56,013	52,832	106,143	106,271

Total interest expense	4,094,475	3,104,501	7,966,882	5,903,117

NET INTEREST INCOME	4,192,745	3,940,804	8,255,296	7,836,436

Provision for loan losses	-	70,000	6,391	89,776

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	4,192,745	3,870,804	8,248,905	7,746,660

NON-INTEREST INCOME:
Service charges on deposit accounts	586,610	582,187	1,155,517	1,153,183
Commissions and fees	105,504	121,643	201,831	252,337
Other service charges and fees	94,409	85,524	191,428	179,363
BOLI income	72,499	60,134	116,233	93,471
Mortgage banking fees	119,539	125,949	198,923	261,034
Gain (loss) on sale of other assets	24,487	287,596	23,819	287,596
Dividends and other income	50,115	22,419	205,586	106,051

Total non-interest income	1,053,163	1,285,452	2,093,337	2,333,035

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NON-INTEREST EXPENSE
Salaries and employee benefits	$1,935,580	$1,919,817	$3,855,386	$3,794,146
Occupancy expense, net	323,071	303,914	664,374	664,755
Furniture and equipment expense	185,693	184,473	363,163	366,133
Advertising and public relations	184,548	187,066	346,499	351,848
Other operating expenses	792,886	630,995	1,467,010	1,258,393

Total non-interest expense	3,421,778	3,226,265	6,696,432	6,435,275

Income before taxes	1,824,130	1,929,991	3,645,810	3,644,420
Applicable income taxes	455,979	557,036	961,413	1,021,230

NET INCOME	$1,368,151	$1,372,955	$2,684,397	$2,623,190
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.88	$0.87	$1.72	$1.66
Diluted	$0.88	$0.87	$1.72	$1.66

Dividends per common share	$0.45	$0.41	$0.90	$0.82

Number of weighted average shares for
period - basic	1,556,865	1,575,253	1,557,706	1,578,227
- diluted	1,563,412	1,580,574	1,564,366	1,583,736

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$1,565,442	$481,878	$45,645,046	$(630,324)	$47,062,042

Comprehensive income:
Net Income			2,684,397		2,684,397

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(635,753)	(635,753)

Comprehensive income					2,048,644

Cash Dividends
($0.90 per share)			(1,400,904)		(1,400,904)

Common stock issued	500	14,500			15,000

Common stock repurchased	(11,316)	(496,378)	(114,685)		(622,379)

Balance, June 30, 2007	$1,554,626	$-	$46,813,854	$(1,266,077)	$47,102,403
	===========	===========	============	============	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$2,684,397	$2,623,190
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	6,391	89,776
Depreciation of premises and equipment	377,177	375,182
Net amortization of investment securities	161,080	205,955
Deferred income tax benefit	(47,547)	(42,683)
Gain on sale of other assets	(23,819)	(287,596)
Loans originated for sale	(7,653,854)	(4,575,228)
Proceeds from sale of loans	7,390,128	4,955,508
Gain on sale of loans	(198,923)	(261,034)
Increase in cash surrender value of life insurance	(116,233)	(93,471)
Increase in accrued interest receivable	(377,252)	(12,641)
Decrease (increase) in prepayments/other assets	148,396	(160,362)
Decrease in accrued interest payable	(338,553)	(93,220)
Increase in accrued taxes	28,156	21,635
Increase in other liabilities	230,061	315,807

Net cash from operating activities	2,269,605	3,060,818

Cash flows from investing activities:
Proceeds from maturity of investment securities	29,502,471	7,670,258
Purchase of investment securities	(45,000,512)	(15,973,596)
Decrease (increase) in interest bearing balances with banks	1,298,280	(12,852)
Net increase in loans	(20,149,326)	(2,617,676)
Purchase of bank owned life insurance	(235,100)	(283,100)
Capital expenditures	(638,322)	(569,432)
Proceeds from sale of other real estate	287,334	652,236

Net cash used by investing activities	(34,935,175)	(11,134,162)

Cash flows from financing activities:
Net increase in deposits	18,989,164	13,641,785
Cash dividends paid	(1,400,904)	(1,291,517)
Proceeds from issuance of common stock	15,000	87,875
Payments to repurchase common stock	(622,379)	(767,600)
Net (decrease) increase in securities sold under repurchase agreements	(6,275)	1,059,241
Borrowings repaid	(115,680)	(109,426)

Net cash from financing activities	16,858,926	12,620,358

Net (decrease) increase in cash and cash equivalents	(15,806,644)	4,547,014
Cash and cash equivalents at beginning of period	28,974,881	20,510,958

Cash and cash equivalents at end of period	$13,168,237	$25,057,972
	=============	=============
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

Note 2.

       Statement of Financial Accounting Standards No. 123R ("Statement 123R"), "Share-Based Payment", requires the measurement, at the date of the grant, of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized based upon the fair value of the awards over the vesting period for each award. The compensation cost associated with awards granted prior to January 1, 2006, is based on the same method and on the same grant-date fair values previously determined for the proforma disclosures, which were required prior to the adoption of Statement 123R.
       As there are no unvested options as of January 1, 2007, and no options or other equity-based awards were granted in the first two quarters of 2007, there was no share-based compensation expense or tax benefit recorded in the first two quarters of 2007. In addition there was no unrecognized compensation costs related to equity-based awards at June 30, 2007.
       The registrant has estimated the fair value of employee stock options at the date of grant using the Black-Scholes option pricing model. The assumptions required by this model are subjective. Changes to these assumptions can materially affect the fair value estimate. There may be other factors which could have a significant effect on the value of employee stock options granted that are not considered by the model. While management believes that the Black-Scholes model provides a reasonable estimate of fair value, other methods could provide alternative fair values for the registrant's equity-based awards to employees.
       At June 30, 2007, the registrant had 100,000 shares reserved for award under its 2007 Equity Incentive Plan, (the "2007 Plan") that was approved by the registrant's shareholders at the registrant's annual meeting of shareholders held on April 26, 2007. The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At June 30, 2007 the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2006 fiscal year and the first six months of 2007:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding January 1, 2006	25,697	$36.73

Granted	-
Exercised	(3,383)	28.38
Expired	(250)	27.60

Outstanding December 31, 2006	22,064	$38.11
	========	==============
Exercisable December 31, 2006	22,064	$38.11
	========	==============

Outstanding December 31, 2006	22,064	$38.11
Granted	-
Exercised	(500)	30.00
Expired	-	-

Outstanding June 30, 2007	21,564	$38.30
	========	==============
Exercisable June 30, 2007	21,564	$38.30
	========	==============

       The aggregate intrinsic value of outstanding options shown in the table at June 30, 2007 was approximately $360,000 based on $55.00, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to June 30, 2007. The weighted average remaining term of the stock options in the table above was 3.3 years as of June 30, 2007.
       Cash received from the exercise of stock options during the six months ended June 30, 2007 and 2006 was $15,000 and $87,875, respectively. The total intrinsic value of stock options exercised was $12,500 and $69,375, respectively for the six months ended June 30, 2007 and 2006.

Note 3

       The registrant adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption by the registrant of FIN 48 had no affect on the registrant's financial statements.
       The registrant and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The registrant first filed income tax returns in Alabama in 2005 and 2006. These returns are subject to examination. The registrant is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2004. The registrant does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
       The registrant recognizes interest and/or penalties related to income tax matters in income tax expense. The registrant did not have any material amounts accrued for interest and penalties at January 1, 2007.
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

PART I - FINANCIAL INFORMATION
 ____________________________________________

Item 1. Financial Statements. (Continued)

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
       Reference is made to the report of the registrant on Form 10-K for the year ended December 31, 2006, which report was filed with the Securities and Exchange Commission on April 2, 2007. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "expect," "could," "may", "intend", "believe", and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's Annual Report on Form 10-K and increased competition with other financial institutions, lack of sustained growth in the registrant's market area, uncertainty of the registrant's expansion into Alabama, volatility in interest rates, significant downturns in the businesses of one or more large customers, changes in the legislative or regulatory environment and loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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
       The historical allowance is calculated by applying loss factors to outstanding loans. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed and all risk ratings are subject to review by an independent creditreview department. Each risk rating is assigned an allocation percentage which, when multiplied times the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

these loans. Allocation percentages are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.
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

OVERVIEW

       Total assets of the registrant continued to grow in the first six months of 2007 as total assets grew by approximately $18.8 million, or 3.9 percent. The Bank continued to concentrate on quality loan growth in the first six months of 2007, resulting in total loans increasing $20.6 million, or 7.3 percent, during the first six months of 2007. This loan growth was funded primarily by an increase in deposits as total deposits increased $19.0 million, or 4.5 percent in the first six months of 2007. The loan portfolio continued to show strong credit quality resulting in a net recovery of charged-off loans of $59,000 in the first six months of 2007. Net income increased approximately $61,000 to $2,684,397, or $1.72 per diluted share, in the first six months of 2007 as compared to the same period of 2006. Net interest income increased approximately $419,000 in the first six months of 2007 as compared to the same period of 2006 although the net interest margin fell to 3.86 percent in the first six months of 2007 as compared to 3.98 percent in the first six months of 2006. Net interest income increased in spite of the lower net interest margin due to an increase of approximately $39 million in average interest-earning assets in the first six months of 2007 as compared to the first six months of 2006. Intense local competition in both loan and deposit pricing and a flat-to-inverted yield curve were the primary contributors to the decrease in the net interest margin in 2007. Management expects pressure to continue on the net interest margin throughout 2007 as this aggressive competition is likely to continue through 2007 and the yield curve is expected to remain inverted to flat through the remainder of the year.
       Total assets grew approximately $5.8 million during the three months ended June 30, 2007. Much of the growth in assets in the second quarter occurred in loans as loans increased $16.2 million in the three months ended June 30, 2007. The registrant had net income of $1,368,151 during the three months ended June 30, 2007, leading to diluted earnings per share of $0.88 in the second quarter of 2007 as compared to net income of $1,372,955 and diluted earnings per share of $0.87 in the second quarter of 2006. The registrant's ongoing repurchase program resulted in fewer shares outstanding for the three- and six-months ended June 30, 2007, when compared to the same periods of 2006.

Results of Operations

       Net income of the registrant was $2,684,397 for the first six months of 2007. This amounted to an increase of $61,207, or 2.3 percent, compared to the first six months of 2006.  For the three-month period ended June 30, 2007, net income decreased $4,804, or 0.3 percent, as compared to the three months ended June 30, 2006.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income increased $251,941, or 6.4 percent to $4,192,745 during the second quarter of 2007 as compared to $3,940,804 for the second quarter of 2006.  Total interest income increased $1,241,915, or

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

17.6 percent to $8,287,220 for the second quarter of 2007 as compared to $7,045,305 for the same period in 2006. The increase in total interest income was due primarily to an increase in interest and fees on loans of $745,734 along with an increase on interest earned on investment securities of $471,112 in the second quarter of 2007 as compared to the second quarter of 2006. The increase in interest and fees on loans was the result of higher yields earned on loans as well as an increase in average loans outstanding of approximately $14.5 million in the second quarter of 2007 as compared to the same period of 2006. The increase in interest on investment securities was primarily a result of an increase in the average yield in the investment portfolio in the second quarter of 2007 as compared to the second quarter of 2006 as well as an increase in average investment securities held of approximately $24.6 million in the second quarter of 2007 as compared to the second quarter of 2006.
       The increase in interest income was offset by an increase in total interest expense of $989,974, or 31.9 percent to $4,094,475 for the second quarter of 2007 as compared to $3,104,501 for the same period in 2006. The increase in total interest expense was primarily due to higher average interest rates paid on interest-bearing deposits in the second quarter of 2007 as compared to the second quarter of 2006, as well as increases in interest-bearing deposits, especially time deposits. The interest expense on time deposits increased $907,048 in the second quarter of 2007 as compared to the second quarter of 2006. The increase in interest expense on time deposits was due to increased balances of $34.7 million as well as an increase in average interest rates paid to 5.02 percent in the second quarter of 2007 as compared to 4.25 percent in the same period of 2006. Interest expense on NOW accounts increased $53,190 in the second quarter of 2007 as compared to the same period of 2006. The average interest rate paid on NOW accounts increased to 1.42 percent in the second quarter of 2007 from 0.98 percent in the second quarter of 2006 and the average balance of NOW accounts increased $5.6 million in the second quarter of 2007 as compared to the same period of 2006.
       Net interest income of the registrant for the six-month period ended June 30, 2007 increased by $418,860, or 5.3 percent, to $8,255,296 as compared to $7,836,436 for the six months ended June 30, 2006. Total interest income increased $2,482,625, or 18.1 percent for the first six months of 2007 as compared to the same period in 2006. This increase was primarily the result of an increase of $1,466,480 in interest and fees on loans along with an increase in interest earned on investment securities of $863,568 in the first six months of 2007 as compared to the same period of 2006. The increase in interest and fees on loans was primarily due to an increase in the average interest rate received on loans for the first six months of 2007 as compared to the same period of 2006 as well as an increase in the average loans outstanding of $11.3 million during the first six months of 2007 as compared to the same period of 2006. The increase in interest income on investment securities for the first six months of 2007 as compared to the same period of 2006 was primarily due an increase in the average interest rate on the securities held as well as an increase in average investment securities held of $22.6 million during the first six months of 2007 as compared to the same period of 2006.
       The increase in total interest income was offset, however, by an increase in total interest expense of $2,063,765, or 35.0 percent, to $7,966,882 for the six months ended June 30, 2007 as compared to $5,903,117 for the same period in 2006. The increase in total interest expense was primarily caused by a $1,898,181 increase in interest expense on time deposits for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in interest expense on time deposits was due to increased balances as well as higher interest rates paid in the first six months of 2007 as compared to the same period of 2006. The average balance of time deposits increased $33.3 million and the average interest rate paid increased to 5.00 percent in the six months of 2007 as compared to 4.11 percent in the first six months of 2006. The interest expense on NOW accounts increased $126,693 in the first six months of 2007 as compared to the same period of 2006. The average balance of NOW accounts increased by $6.5 million and the average interest rate paid increased to 1.48 percent in the first six months of 2007 as compared to 0.98 percent in the first six months of 2006.
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
       Total non-interest income decreased $232,289, or 18.1 percent to $1,053,163 for the three-month period ended June 30, 2007 as compared to $1,285,452 for the three-month period ended June 30, 2006. Most of the decrease in non-interest income was due to a $263,109 decrease in gain on sale of other assets in the second quarter of 2007 as compared to the second quarter of 2006. This decrease in gain on sale of other assets was primarily due to a large gain on the sale of other real estate owned during the second quarter of 2006. Also, commissions and fees and mortgage banking fees showed small decreases of $16,139 and $6,410 respectively in the second quarter of 2007 as compared to the same period of 2006. These decreases were partially offset by an increase of $27,696 in dividends and other income and an increase of $12,365 in BOLI income in the second quarter of 2007 as compared to the second quarter of 2006.
       Total non-interest income decreased $239,698, or 10.3 percent for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006. The decrease was primarily due to a $263,777 decrease in gain on sale of other assets related to the sale of other real estate owned in the first six months of 2007 as compared to the same period of 2006. Also, commissions and fees and mortgage banking fees showed decreases of $50,506 and $62,111 respectively in the first six months of 2007 as compared to the same period of 2006. These decreases were partially offset by an increase of $99,535 in dividends and other income and an increase of $22,762 in BOLI income in the first six months of 2007 as compared to same period of 2006.
       For the three-month period ended June 30, 2007, total non-interest expenses increased $195,513, or 6.1 percent, to $3,421,778 as compared to $3,226,265 for the three-month period ended June 30, 2006. This increase was primarily due to an increase of $161,891 in other operating expenses in the second quarter of 2007 as compared to the same period of 2006. Much of this increase was due to non-recurring increased expenses related to improving operating processes related to document imaging, as well as increased expenses related to the registrant's efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The registrant expects non-interest expense for the remainder of 2007 to continue to exceed prior year levels as a result of its efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Also, occupancy expense showed an increase of $19,157 and salaries and employee benefits showed a small increase of $15,763 in the second quarter of 2007 as compared to the same period of 2006.
       Total non-interest expenses increased $261,157, or 4.1 percent, to $6,696,432 for the six months ended June 30, 2007 as compared to $6,435,275 for the same period last year. For the six-month period ended June 30, 2007, other operating expenses increased $208,617, accounting for much of the increase in total non-interest expenses for the first six months of 2007 as compared to the same period last year. Also, salaries and employee benefits increased $61,240, in the first six months of 2007 as compared to the same period in 2006. The remaining non-interest expense items showed little change in the first six months of 2007 as compared to the same period of 2006.
       In July 2007, the Bank filed applications to open a branch office in Huntsville, Alabama. If approval to open the branch is granted, the Bank expects to open the branch in the fourth quarter of 2007 or the first quarter of 2008. The opening of this branch is likely to increase non-interest expense in the latter portion of 2007 and continuing forward into 2008 as compared to earlier periods.
       The provision for loan losses for the three months ended June 30, 2007, decreased $70,000 as compared to the same period of 2006, as no provision for loan losses was made in the second quarter of 2007. For the six-month period ended June 30, 2007, the decrease in provision for loan losses was $83,385 to $6,391 from $89,776 over the same period of 2006.  The size of the provision for loan losses in all the periods above was impacted primarily by the result of loan portfolio's credit quality remaining at a level to support low levels of or no provision expense.
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
       For the three-month period ended June 30, 2007, income before taxes decreased $105,861 or 5.5 percent, to $1,824,130 as compared to $1,929,991 for the three months ended June 30, 2006.  Applicable income taxes decreased $101,057, or 18.1 percent for the three-month period ended June 30, 2007 as compared to the same period in 2006.
       For the six-month period ended June 30, 2007, income before taxes increased $1,390, or less than 0.1 percent, to $3,645,810 as compared to $3,644,420 for the six-month period ended June 30, 2006. Applicable income taxes decreased $59,817, or 5.9 percent for the six months ended June 30, 2007 as compared to the same period of 2006. The decrease in applicable income taxes in both periods of 2007 as compared to the same period in 2006 was primarily due to increased non-taxable income in 2007 as compared to 2006.
       On a basic, weighted average per share basis, net income was $0.88 per share based on 1,556,865 weighted shares outstanding for the three months ended June 30, 2007 as compared to $0.87 per share based on 1,575,253 weighted shares outstanding for the same period of 2006. On a fully diluted basis, net income per share was $0.88 for the three months ended June 30, 2007 on 1,563,412 weighted shares outstanding as compared to $0.87 on 1,580,574 weighted shares outstanding for the same period of 2006.
       On a basic, weighted average per share basis, net income was $1.72 per share based on 1,557,706 weighted shares outstanding for the first six months of 2007 as compared to $1.66 per share on 1,578,227 weighted shares outstanding for the first six months of 2006. On a fully diluted basis, net income per share was $1.72 for the first six months of 2007 on 1,564,366 weighted shares outstanding as compared to $1.66 on 1,583,736 weighted shares outstanding for the first six months of 2006.
       The reduced number of shares outstanding for each of the three- and six-months ended June 30, 2007 as compared to the prior year's comparable periods reflects the continuing impact of the registrant's common share repurchase program.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the three months ended June 30, 2007 (annualized) and for the year ended December 31, 2006.

	For the six months ended	For year ended
	June 30, 2007	December 31, 2006
Return on assets	1.09%	1.13%
Return on equity	11.23%	11.22%

Financial Condition

       The registrant's total assets increased 3.9 percent to $502,915,554 during the six months ended June 30, 2007, from $484,088,320 at December 31, 2006. Total loans were $301,366,754 at June 30, 2007, a 7.3 percent increase compared to $280,816,461 at December 31, 2006. Securities available-for-sale increased $14,306,639, or 9.7 percent, to $161,498,111 at June 30, 2007 from $147,191,472 at December 31, 2006.   At June 30, 2007, there was an unrealized loss on available-for-sale securities, net of tax, of $1,266,077, as compared to an unrealized loss on available-for-sale securities, net of tax, of $630,324 at December 31, 2006. The losses in market value of the securities portfolio present on both dates was primarily a result of the higher interest rates prevalent, especially short and medium-term interest rates, at both dates as compared to the interest rates prevalent when the securities were purchased.
       Total liabilities increased by 4.3 percent to $455,813,151 for the six months ended June 30, 2007, compared to $437,026,278 at December 31, 2006. This increase was primarily due to an $18,702,293, or

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

5.1 percent increase in interest-bearing deposits during the six months ended June 30, 2007 as compared to December 31, 2006. Of this increase, approximately $27.8 million was in time deposits.
       Non-performing assets decreased to approximately $868,000 at June 30, 2007 as compared to approximately $1,462,000 at December 31, 2006.  Non-performing assets at June 30, 2007 included $521,681 in other real estate owned, $331,030 in non-accrual loans, and $15,126 in loans past due 90 days or more as to interest or principal payment. Additionally, there were no restructured loans in compliance with modified terms at June 30, 2007.  At December 31, 2006, the corresponding amounts were $663,611 in other real estate owned, $792,412 in non-accrual loans, $5,822 in loans past due 90 days or more, with no loans restructured and in compliance with modified terms. The allowance for loan losses was 10.7 times the balance of nonaccrual loans at June 30, 2007 as compared to 4.4 times at December 31, 2006, contributing to the determination of the registrant to incur no provision expense for the quarter ended June 30, 2007.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2007 if the above nonaccrual loans had been current in accordance with their original terms was approximately $13,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2007, there were approximately $5,597,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $9,299,000 in loans that were classified as "substandard" or worse and accruing interest as of June 30, 2006 and $7,950,000 of such loans at December 31, 2006.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (38 percent of the total loans) and 1-4 family residential loans (25 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (56 percent of total risk-based capital), loans secured by hotel and motel properties (39 percent of total risk-based capital), loans secured by subdivision land (31 percent of total risk-based capital) and loans secured by new single family housing construction (29% of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon their regional economic condition. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       For the six months ended June 30, 2007, the registrant had net recoveries of charged-off loans of approximately $59,200 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of -0.04 percent (annualized). This compares to net charge-offs of approximately $107,700 for the six months ended June 30, 2006 for a net charge-off ratio of 0.08 percent (annualized).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The total allowance for credit losses increased to $3,538,768 as of June 30, 2007 from $3,473,143 as of December 31, 2006. The ratio of the allowance for credit losses to total loans outstanding was 1.17% at June 30, 2007 as compared to 1.24% at December 31, 2006. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $15,806,644 between December 31, 2006 and June 30, 2007 as excess funds held in federal funds sold at December 31, 2006 were used to fund loans and purchase investment securities during the first six months of 2007.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $36,081,000 at June 30, 2007, representing 22.3 percent of the registrant's investment portfolio as compared to $38,072,000, or 26.9 percent, one year earlier and $39,686,000, or 27.0 percent, at December 31, 2006. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all of the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At June 30, 2007, the registrant had approximately $117.3 million in loans maturing within one year. The registrant had $2,567,000 in federal funds sold on June 30, 2007, compared to $17,998,000 as of December 31, 2006.
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

	Amount at
	June 30, 2007	December 31, 2006
Commitments to extend credit	$61,535,674	$53,909,052
Standby letters of credit	1,084,786	1,656,855
Mortgage loans sold with repurchase
requirements outstanding	5,770,243	7,059,087

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2007, the registrant had total borrowings of $3,758,537 and had approximately $33,294,000 of available additional

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

borrowings from the Federal Home Loan Bank of Cincinnati and $25,000,000 in federal funds lines available from correspondent banks.
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
       The following table presents actual, minimum and "well capitalized" capital amounts and ratios for First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") as of June 30, 2007 and December 31, 2006.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)

As of June 30, 2007
Tier I Capital (to risk weighted assets)
FPNC	$48,334	13.58%	$14,240	>	4.00%	$21,359	>	6.00%
FNB	47,891	13.45	14,238	>	4.00	21,356	>	6.00
Total Capital (to risk weighted assets)
FPNC	51,950	14.59	28,479	>	8.00	35,599	>	10.00
FNB	51,507	14.47	28,475	>	8.00	35,594	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	48,334	9.67	19,987	>	4.00	24,983	>	5.00
FNB	47,891	9.59	19,985	>	4.00	24,981	>	5.00

As of December 31, 2006
Tier I Capital (to risk weighted assets)
FPNC	$47,657	14.20%	$13,422	>	4.00%	$20,133	>	6.00%
FNB	47,062	14.03	13,420	>	4.00	20,130	>	6.00
Total Capital (to risk weighted assets)
FPNC	51,207	15.26	26,844	>	8.00	33,555	>	10.00
FNB	50,612	15.09	26,840	>	8.00	33,550	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	47,657	9.99	19,089	>	4.00	23,861	>	5.00
FNB	47,062	9.86	19,087	>	4.00	23,859	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of June 30, 2007, a -200 basis point rate shock was estimated to decrease net interest income approximately $366,000, or 2.4 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $528,000, or 3.4 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.9 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 3.1 percent, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2007.

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

PART I - FINANCIAL INFORMATION
____________________________________________

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors

       Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We may not be able to expand into the Huntsville market in the time frame and at the levels that we currently expect and our projected expansion will increase our non-interest expenses in 2008.

In order to expand our operations into the Huntsville, Alabama market we will be required to hire new employees and incur expenses to construct a branch in the market. We can not assure you that we will be able to hire the number of experienced employees that we need to successfully execute our strategy in the Huntsville market, nor can we assure you that the employees that we hire will be able to successfully execute our growth strategy in that market. If we are unable to grow our loan portfolio at planned rates, the increased compensation expense of these new employees and the costs of building our branch location may negatively impact our results of operations. Execution of our growth plans in the Huntsville market also depends on continued growth in the Huntsville economy.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The table below sets forth the number of shares repurchased by the registrant during the second quarter of 2007 and the average prices at which these shares were repurchased.

PART II - OTHER INFORMATION
____________________________________________

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

April 1-30, 2007	407	$55.00	407	$1,074,095
May 1-31, 2007	961	$55.00	961	$1,021,240
June 1-30, 2007	2,250	$55.00	2,250	$897,490

Total	3,618	$55.00	3,618	$897,490
	===========	===========	============	================

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

Item 3.  Defaults upon Senior Securities.

      None

Item 4.  Submission of Matters to a Vote of Security Holders.

       At the annual meeting of stockholders on April 26, 2007, there were 988,629 shares represented. The number of shares required for a quorum was 778,872. Of the 988,629 shares represented at the meeting, the following votes were given with respect to the election of registrant's directors.

	For	Withheld	Broker non-votes
David E. Bagley	985,199	3,430	0
James K. Blackburn, IV	985,199	3,430	0
Wade Boggs	959,333	29,296	0
James H. Butler	959,333	29,296	0
James T. Cox	985,074	3,555	0
Gregory G. Dugger	985,199	3,430	0
Charles D. Haney	985,199	3,430	0
Mark A. Hayes	980,974	7,655	0
Linda Lee Rogers	985,199	3,430	0
R. Whitney Stevens, Jr.	985,199	3,430	0
Bill Yancey	985,199	3,430	0

       On the basis of these figures, the above named directors were declared duly elected.

       Also brought to a vote was the approval of the First Pulaski National Corporation 2007 Equity Incentive Plan. Of the 988,629 shares represented, there were 923,668 shares voted for, 51,928 shares against and 13,033 shares abstaining and no broker non-votes. On the basis of these figures, the First Pulaski National Corporation 2007 Equity Incentive Plan was declared approved.

PART II - OTHER INFORMATION
____________________________________________

Item 5.  Other Information.

      None

Item 6.  Exhibits.

     (a)   Exhibit 31.1 Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            Exhibit 31.2 Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 14, 2007                                             /s/Mark A. Hayes
                                                                                 Mark A. Hayes, Chief Executive Officer

Date:  August 14, 2007                                             /s/Tracy Porterfield
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