Form 10-Q
period 2007-09-30
FIRST PULASKI NATIONAL CORP
filed 2007-11-14
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2007

or

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

Common Stock, $1.00 par value -- 1,542,746 shares outstanding as of November 13, 2007.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS
	September 30,	December 31,
	2007	2006

Cash and due from banks	$12,396,419	$10,976,881
Federal funds sold	6,400,000	17,998,000

Cash and cash equivalents	18,796,419	28,974,881

Interest bearing balances with banks	524,700	1,557,371
Securities available for sale	152,642,970	147,191,472

Loans net of unearned income	314,568,391	280,816,461
Allowance for credit losses	(3,407,233)	(3,473,143)

Total net loans	311,161,158	277,343,318

Bank premises and equipment	11,805,227	11,581,191
Accrued interest receivable	5,032,592	4,174,160
Other real estate	384,000	663,611
Prepayments and other assets	12,799,998	12,602,316

TOTAL ASSETS	$513,147,064	$484,088,320
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$63,110,895	$62,308,280
Interest bearing balances	390,565,769	364,166,299

Total deposits	453,676,664	426,474,579

Securities sold under repurchase agreements	1,809,996	1,409,107
Other borrowed funds	3,699,478	3,874,217
Accrued taxes	330,383	196,152
Accrued interest on deposits	2,745,707	2,860,599
Other liabilities	2,555,221	2,211,624

TOTAL LIABILITIES	464,817,449	437,026,278

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,542,746 and 1,565,442 shares issued and outstanding, respectively	1,542,746	1,565,442
Capital surplus	14,346	481,878
Retained earnings	46,940,726	45,645,046
Accumulated other comprehensive loss, net	(168,203)	(630,324)

TOTAL SHAREHOLDERS' EQUITY	48,329,615	47,062,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$513,147,064	$484,088,320
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

INTEREST INCOME:
Loans, including fees	$6,885,322	$5,976,062	$19,503,470	$17,127,730
Investment securities	1,644,969	1,342,464	4,963,985	3,797,912
Interest on deposits	2,701	3,685	9,879	10,411
Federal funds sold	55,465	171,049	333,301	296,760

Total interest income	8,588,457	7,493,260	24,810,635	21,232,813

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	105,954	107,756	386,997	262,106
Savings & MMDAs	355,172	343,162	1,076,003	1,056,165
Time	3,830,033	2,972,162	10,656,761	7,900,709
Repurchase agreements	16,839	13,462	48,976	14,408
Borrowed funds	51,183	51,705	157,326	157,976

Total interest expense	4,359,181	3,488,247	12,326,063	9,391,364

NET INTEREST INCOME	4,229,276	4,005,013	12,484,572	11,841,449

Provision for loan losses	50,000	764	56,391	90,540

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	4,179,276	4,004,249	12,428,181	11,750,909

NON-INTEREST INCOME:
Service charges on deposit accounts	610,428	599,144	1,765,945	1,752,327
Commissions and fees	124,442	103,828	326,273	356,165
Other service charges and fees	107,100	84,426	298,528	263,789
BOLI income	70,634	61,153	186,867	154,624
Mortgage banking income	144,473	118,925	343,396	379,959
Gain on sale of other assets	4,076	6,077	27,895	293,673
Dividends and other income	38,376	22,932	243,962	128,983

Total non-interest income	1,099,529	996,485	3,192,866	3,329,520

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NON-INTEREST EXPENSE
Salaries and employee benefits	$1,958,052	$1,830,258	$5,813,438	$5,624,404
Occupancy expense, net	327,203	306,485	991,577	971,240
Furniture and equipment expense	191,196	187,159	554,359	553,292
Advertising and public relations	130,671	130,551	477,170	482,399
Other operating expenses	666,624	644,049	2,133,634	1,902,442

Total non-interest expense	3,273,746	3,098,502	9,970,178	9,533,777

Income before taxes	2,005,059	1,902,232	5,650,869	5,546,652
Applicable income taxes	528,922	527,743	1,490,335	1,548,973

NET INCOME	$1,476,137	$1,374,489	$4,160,534	$3,997,679
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.95	$0.88	$2.67	$2.54
Diluted	$0.95	$0.87	$2.66	$2.53

Dividends per common share	$0.45	$0.41	$1.35	$1.23

Number of weighted average shares for
period - basic	1,553,377	1,568,423	1,556,247	1,574,923
- diluted	1,559,238	1,573,744	1,562,180	1,580,369

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$1,565,442	$481,878	$45,645,046	$(630,324)	$47,062,042

Comprehensive income:
Net Income			4,160,534		4,160,534

Change in unrealized
gains on available for sale
securities, net of tax				462,121	462,121

Comprehensive income					4,622,655

Cash Dividends
($1.35 per share)			(2,099,543)		(2,099,543)

Compensation expense for
restricted stock		6,073			6,073

Tax benefit arising from exercise
of director stock options		8,273			8,273

Common stock issued	3,181	150,169			153,350

Common stock repurchased	(25,877)	(632,047)	(765,311)		(1,423,235)

Balance, September 30, 2007	$1,542,746	$14,346	$46,940,726	$(168,203)	$48,329,615
	===========	===========	===========	============	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$4,160,534	$3,997,679
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	56,391	90,540
Depreciation of premises and equipment	576,158	569,316
Net amortization of investment securities	240,662	304,012
Deferred income tax benefit	(71,270)	(54,828)
Gain on sale of other assets	(27,895)	(293,673)
Stock-based compensation expense	6,073	-
Loans originated for sale	(12,747,680)	(14,789,581)
Proceeds from sale of loans	12,863,595	14,634,661
Gain on sale of loans	(343,396)	(379,959)
Increase in cash surrender value of life insurance	(186,867)	(154,624)
Increase in accrued interest receivable	(858,432)	(478,457)
Decrease (increase) in prepayments/other assets	11,112	(269,220)
(Decrease) increase in accrued interest payable	(114,892)	260,660
Increase in accrued taxes	134,231	47,178
Increase in other liabilities	343,597	431,941

Net cash from operating activities	4,041,921	3,915,645

Cash flows from investing activities:
Proceeds from maturity of investment securities	41,761,625	17,709,373
Purchase of investment securities	(46,707,221)	(26,547,693)
Decrease (increase) in interest bearing balances with banks	1,032,671	(20,979)
Net increase in loans	(33,773,086)	(5,629,990)
Purchase of bank owned life insurance	(235,100)	(504,100)
Capital expenditures	(800,863)	(1,099,494)
Proceeds from sale of other real estate	434,511	703,360

Net cash used by investing activities	(38,287,463)	(15,389,523)

Cash flows from financing activities:
Net increase in deposits	27,202,085	11,955,199
Cash dividends paid	(2,099,543)	(1,933,342)
Proceeds from issuance of common stock	153,350	87,875
Payments to repurchase common stock	(1,423,235)	(1,259,150)
Tax benefit arising from exercise of director common stock options	8,273	-
Net increase in securities sold under repurchase agreements	400,889	1,553,761
Borrowings repaid	(174,739)	(165,290)

Net cash from financing activities	24,067,080	10,239,053

Net decrease in cash and cash equivalents	(10,178,462)	(1,234,825)
Cash and cash equivalents at beginning of period	28,974,881	20,510,958

Cash and cash equivalents at end of period	$18,796,419	$19,276,133
	=============	=============
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
       Bank employees (and in prior years, non-employee directors) may be granted options or rights to purchase shares of the registrant's common stock under the registrant's stock option and employee stock purchase plans.
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan. During the third quarter of 2007, 2,334 shares were sold under the 1994 Plan.
       As there are no unvested stock options as of January 1, 2007, and no stock options were granted in the first three quarters of 2007, there was no share-based compensation expense or tax benefit recorded in the first three quarters of 2007 related to stock options, however, as discussed below, the registrant incurred stock compensation expense related to the issuance of restricted shares in the third quarter of 2007. In addition there was no unrecognized compensation costs related to stock options at September 30, 2007.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2006 fiscal year and the first nine months of 2007:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding January 1, 2006	25,697	$36.73

Granted	-
Exercised	(3,383)	28.38
Expired	(250)	27.60

Outstanding December 31, 2006	22,064	$38.11
	========	==============
Exercisable December 31, 2006	22,064	$38.11
	========	==============
Outstanding December 31, 2006	22,064	$38.11
Granted	-
Exercised	(907)	31.18
Expired	-	-

Outstanding September 30, 2007	21,157	$38.41
	========	==============
Exercisable September 30, 2007	21,157	$38.41
	========	==============

       The aggregate intrinsic value of outstanding options shown in the table at September 30, 2007 was approximately $351,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to September 30, 2007. The weighted average remaining term of the stock options in the table above was 3.0 years as of September 30, 2007.
       Cash received from the exercise of stock options during the nine months ended September 30, 2007 and 2006 was $28,280 and $87,875, respectively. The total intrinsic value of stock options exercised was $21,605 and $69,379, respectively for the nine months ended September 30, 2007 and 2006.
       At September 30, 2007, the registrant had 93,750 shares reserved for award under its 2007 Equity Incentive Plan, (the "2007 Plan") that was approved by the registrant's shareholders at the registrant's annual meeting of shareholders held on April 26, 2007. During the third quarter of 2007 the registrant awarded 6,250 shares of restricted stock to certain employees of the Bank. The forfeiture restrictions with respect to these awards lapse on the one year anniversary of the date of grant. Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the three months ended September 30, 2007, the registrant recognized $6,073 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the nine months ended September 30, 2007 follows:

	Restricted Stock Awards

(number of share awards)	Vested	Unvested	Totals

Granted	-	6,250	6,250
Forfeited	-	-	-
Vested	-	-	-

Balances at September 30, 2007	-	6,250	6,250
	=========	==========	==========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At September 30, 2007, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

       The registrant adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. Pursuant to FIN 48, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption by the registrant of FIN 48 had no affect on the registrant's financial statements.
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
       In June 2006, the Emerging Issues Task Force issued EITF No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Tech Bulletin 85-4." The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the "amount that could be realized under the insurance contract." For group policies with multiple certificates or multiple policies with a group rider, the EITF also concluded that the amount that could be realized should be determined at the individual policy level so that amounts that would be realized only upon surrendering all of the policies would not be included when measuring the assets. The registrant adopted the EITF on January 1, 2007. The adoption had no effect on the registrant's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the annual report of the registrant on Form 10-K for the year ended December 31, 2006, which report was filed with the Securities and Exchange Commission on April 2, 2007. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "expect," "could," "may", "intend", "believe", and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
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

OVERVIEW

       Total assets of the registrant continued to grow in the first nine months of 2007 as total assets grew by approximately $29.1 million, or 6.0 percent. The Bank continued to concentrate on quality loan growth in the first nine months of 2007, resulting in total loans increasing $33.8 million, or 12.0 percent, during the first nine months of 2007. This loan growth was funded primarily by an increase in deposits as total deposits increased $27.2 million, or 6.4 percent, in the first nine months of 2007. The loan portfolio continued to show strong credit quality resulting in net charged-off loans of $122,000 in the first nine months of 2007, resulting in an annualized charge-off ratio of 0.05%. Net income increased approximately $163,000 to $4,160,534, or $2.66 per diluted share, in the first nine months of 2007 as compared to the same period of 2006. Net interest income increased approximately $643,000 in the first nine months of 2007 as compared to the same period of 2006 although the net interest margin fell to 3.84 percent in the first nine months of 2007 as compared to 3.93 percent in the first nine months of 2006. Net interest income increased in spite of the lower net interest margin due to an increase of approximately $38 million in average interest-earning assets in the first nine months of 2007 as compared to the first nine months of 2006. Intense local

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

competition in both loan and deposit pricing and a flat-to-inverted yield curve were the primary contributors to the decrease in the net interest margin in 2007. Management expects pressure to continue on the net interest margin throughout 2007 as this aggressive competition is likely to continue.
       Total assets grew approximately $10.2 million during the three months ended September 30, 2007. Much of the growth in assets in the third quarter occurred in loans as loans increased $13.2 million in the three months ended September 30, 2007. The registrant had net income of $1,476,137 during the three months ended September 30, 2007, leading to diluted earnings per share of $0.95 in the third quarter of 2007 as compared to net income of $1,374,489 and diluted earnings per share of $0.87 in the third quarter of 2006. The registrant's ongoing repurchase program resulted in fewer shares outstanding for the three- and nine-months ended September 30, 2007, when compared to the same periods of 2006.

Results of Operations

       Net income of the registrant was $4,160,534 for the first nine months of 2007. This amounted to an increase of $162,855, or 4.1 percent, compared to the first nine months of 2006.  For the three-month period ended September 30, 2007, net income increased $101,648, or 7.4 percent, as compared to the three months ended September 30, 2006.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income increased $224,263, or 5.6 percent, to $4,229,276 during the third quarter of 2007 as compared to $4,005,013 for the third quarter of 2006.  Total interest income increased $1,095,197, or 14.6 percent, to $8,588,457 for the third quarter of 2007 as compared to $7,493,260 for the same period in 2006. The increase in total interest income was due primarily to an increase in interest and fees on loans of $909,260 along with an increase on interest earned on investment securities of $302,505 in the third quarter of 2007 as compared to the third quarter of 2006. The increase in interest and fees on loans was the result of an increase in average loans outstanding of approximately $31.6 million as well as higher yields earned on loans in the third quarter of 2007 as compared to the same period of 2006. The increase in interest on investment securities was primarily a result of an increase in the average yield in the investment portfolio in the third quarter of 2007 as compared to the third quarter of 2006 as well as an increase in average investment securities held of approximately $12.6 million in the third quarter of 2007 as compared to the third quarter of 2006.
       The increase in interest income was offset by an increase in total interest expense of $870,934, or 25.0 percent, to $4,359,181 for the third quarter of 2007 as compared to $3,488,247 for the same period in 2006. The increase in total interest expense was due to higher average interest rates paid on interest-bearing deposits in the third quarter of 2007 as compared to the third quarter of 2006, as well as increases in interest-bearing deposits, especially time deposits. The interest expense on time deposits increased $857,871 in the third quarter of 2007 as compared to the third quarter of 2006. The increase in interest expense on time deposits was due to increased average balances of $35.8 million as well as an increase in average interest rates paid to 5.18 percent in the third quarter of 2007 as compared to 4.59 percent in the same period of 2006.
       Net interest income of the registrant for the nine-month period ended September 30, 2007 increased by $643,123, or 5.4 percent, to $12,484,572 as compared to $11,841,449 for the nine months ended September 30, 2006. Total interest income increased $3,577,822, or 16.9 percent, for the first nine months of 2007 as compared to the same period in 2006. This increase was primarily the result of an increase of $2,375,740 in interest and fees on loans along with an increase in interest earned on investment securities of $1,166,073 in the first nine months of 2007 as compared to the same period of 2006. The increase in interest and fees on loans was due to an increase in the average interest rate received on loans for the first nine months of 2007

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

as compared to the same period of 2006 as well as an increase in the average loans outstanding of $18.1 million during the first nine months of 2007 as compared to the same period of 2006. The increase in interest income on investment securities for the first nine months of 2007 as compared to the same period of 2006 was due to an increase in the average interest rate on the securities held as well as an increase in average investment securities held of $19.2 million during the first nine months of 2007 as compared to the same period of 2006.
       The increase in total interest income was offset, however, by an increase in total interest expense of $2,934,699, or 31.2 percent, to $12,326,063 for the nine months ended September 30, 2007 as compared to $9,391,364 for the same period in 2006. The increase in total interest expense was primarily caused by a $2,756,052 increase in interest expense on time deposits for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in interest expense on time deposits was due to increased balances as well as higher interest rates paid in the first nine months of 2007 as compared to the same period of 2006. The average balance of time deposits increased $34.1 million and the average interest rate paid increased to 5.06 percent in the nine months of 2007 as compared to 4.28 percent in the first nine months of 2006. The interest expense on NOW accounts increased $124,891 in the first nine months of 2007 as compared to the same period of 2006. The average balance of NOW accounts increased by $4.2 million and the average interest rate paid increased to 1.41 percent in the first nine months of 2007 as compared to 1.07 percent in the first nine months of 2006.
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
       Total non-interest income increased $103,044, or 10.3 percent, to $1,099,529 for the three-month period ended September 30, 2007 as compared to $996,485 for the three-month period ended September 30, 2006. The increase in non-interest income was due to small increases in several non-interest income areas. Mortgage banking fees, other service charges and fees and commissions and fees showed small increases of $25,548, $22,674 and $20,614, respectively, in the third quarter of 2007 as compared to the same period of 2006.
       Total non-interest income decreased $136,654, or 4.1 percent for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006. The decrease was primarily due to a $265,778 decrease in gain on sale of other assets related to the sale of other real estate owned in the first nine months of 2007 as compared to the same period of 2006. Also, commissions and fees and mortgage banking fees showed decreases of $29,892 and $36,563 respectively in the first nine months of 2007 as compared to the same period of 2006. These decreases were partially offset by an increase of $114,979 in dividends and other income, an increase of $34,739 in other service charges and fees and an increase of $32,243 in BOLI income in the first nine months of 2007 as compared to same period of 2006.
       For the three-month period ended September 30, 2007, total non-interest expenses increased $175,244, or 5.7 percent, to $3,273,746 as compared to $3,098,502 for the three-month period ended September 30, 2006. This increase was primarily due to an increase of $127,794 in salaries and employee benefits in the third quarter of 2007 as compared to the same period of 2006. Also, other operating expenses and occupancy expense showed small increases of $22,575 and $20,718, respectively, in the third quarter of 2007 as compared to the same period of 2006.
       Total non-interest expenses increased $436,401, or 4.6 percent, to $9,970,178 for the nine months ended September 30, 2007 as compared to $9,533,777 for the same period last year. For the nine-month period ended September 30, 2007, other operating expenses increased $231,192, accounting for much of the increase in total non-interest expenses for the first nine months of 2007 as compared to the same period last year. Much of this increase was due to non-recurring increased expenses related to improving operating processes related to document imaging, as well as increased expenses related to the registrant's efforts to

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

comply with Section 404 of the Sarbanes-Oxley Act of 2002. Also, salaries and employee benefits increased $189,034, in the first nine months of 2007 as compared to the same period in 2006. The remaining non-interest expense items showed little change in the first nine months of 2007 as compared to the same period of 2006.
       In September 2007, the Bank received approval to open a branch office in Huntsville, Alabama. The Bank expects to open the branch in the first quarter of 2008. The opening of this branch is likely to increase non-interest expenses in 2008 as compared to earlier periods.
       The provision for loan losses for the three months ended September 30, 2007, increased $49,236 as compared to the same period of 2006, primarily reflecting growth in loans. For the nine-month period ended September 30, 2007, the decrease in provision for loan losses was $34,149 to $56,391 from $90,540 over the same period of 2006.  The size of the provision for loan losses in all the periods above was impacted primarily by the result of loan portfolio's credit quality remaining at a level to support low levels of or no provision expense.
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
       For the three-month period ended September 30, 2007, income before taxes increased $102,827, or 5.4 percent, to $2,005,059 as compared to $1,902,232 for the three months ended September 30, 2006.  Applicable income taxes increased $1,179, or less than 0.1 percent, for the three-month period ended September 30, 2007 as compared to the same period in 2006.
       For the nine-month period ended September 30, 2007, income before taxes increased $104,217, or 1.9 percent, to $5,650,869 as compared to $5,546,652 for the nine-month period ended September 30, 2006. Applicable income taxes decreased $58,638, or 3.8 percent, for the nine months ended September 30, 2007 as compared to the same period of 2006. The decrease in applicable income taxes for the first nine months of 2007 as compared to the same period in 2006 was primarily due to increased non-taxable income in 2007 as compared to 2006.
       On a basic, weighted average per share basis, net income was $0.95 per share based on 1,553,377 weighted shares outstanding for the three months ended September 30, 2007 as compared to $0.88 per share based on 1,568,423 weighted shares outstanding for the same period of 2006. On a fully diluted basis, net income per share was $0.95 for the three months ended September 30, 2007 on 1,559,238 weighted shares outstanding as compared to $0.87 on 1,573,744 weighted shares outstanding for the same period of 2006.
       On a basic, weighted average per share basis, net income was $2.67 per share based on 1,556,247 weighted shares outstanding for the first nine months of 2007 as compared to $2.54 per share on 1,574,923 weighted shares outstanding for the first nine months of 2006. On a fully diluted basis, net income per share was $2.66 for the first nine months of 2007 on 1,562,180 weighted shares outstanding as compared to $2.53 on 1,580,369 weighted shares outstanding for the first nine months of 2006.
       The reduced number of shares outstanding for each of the three- and nine-months ended September 30, 2007 as compared to the prior year's comparable periods reflects the continuing impact of the registrant's common share repurchase program.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the nine months ended September 30, 2007 (annualized) and for the year ended December 31, 2006.

	For the nine months ended	For year ended
	September 30, 2007	December 31, 2006

Return on assets	1.11%	1.13%
Return on equity	11.50%	11.22%

Financial Condition

       The registrant's total assets increased 6.0 percent to $513,147,064 during the nine months ended September 30, 2007, from $484,088,320 at December 31, 2006. Total loans were $314,568,391 at September 30, 2007, a 12.0 percent increase compared to $280,816,461 at December 31, 2006. Securities available-for-sale increased to $152,642,970 at September 30, 2007 from $147,191,472 at December 31, 2006.   At September 30, 2007, there was an unrealized loss on available-for-sale securities, net of tax, of $168,203, as compared to an unrealized loss on available-for-sale securities, net of tax, of $630,324 at December 31, 2006. The losses in market value of the securities portfolio present on both dates were primarily a result of the higher interest rates prevalent, especially short and medium-term interest rates, at both dates as compared to the interest rates prevalent when the securities were purchased.
       Total liabilities increased by 6.4 percent to $464,825,722 for the nine months ended September 30, 2007, compared to $437,026,278 at December 31, 2006. This increase was primarily due to a $26,399,470, or 7.2 percent, increase in interest-bearing deposits at September 30, 2007 as compared to December 31, 2006. Of this increase, approximately $34.9 million was in time deposits, which was offset by decreases in other interest-bearing deposits.
       Non-performing assets increased to approximately $1,732,000 at September 30, 2007 as compared to approximately $1,462,000 at December 31, 2006.  Non-performing assets at September 30, 2007 included $384,000 in other real estate owned, $760,371 in non-accrual loans, and $587,149 in loans past due 90 days or more as to interest or principal payment. Additionally, there were no restructured loans in compliance with modified terms at September 30, 2007.  At December 31, 2006, the corresponding amounts were $663,611 in other real estate owned, $792,412 in non-accrual loans, $5,822 in loans past due 90 days or more, with no loans restructured and in compliance with modified terms. The allowance for loan losses was 4.5 times the balance of nonaccrual loans at September 30, 2007 as compared to 4.4 times at December 31, 2006.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loanshave become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2007 if the above nonaccrual loans had been current in accordance with their original terms was approximately $25,000.
       Loans that are classified as "substandard" or worse by the registrant represent loans to which management questions the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2007, there were approximately $6,514,000 in loans that were classified as "substandard" or worse and accruing interest. This compares to approximately $8,594,000 in loans that were classified as

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

"substandard" or worse and accruing interest as of September 30, 2006 and $7,950,000 of such loans at December 31, 2006.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (37 percent of the total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (55 percent of total risk-based capital), loans secured by hotel and motel properties (38 percent of total risk-based capital), loans secured by subdivision land (29 percent of total risk-based capital), loans secured by new single family housing construction (29 percent of total risk-based capital) and gas stations with convenience stores (25 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       For the nine months ended September 30, 2007, the registrant had net charge-offs of loans of approximately $122,300 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.05 percent (annualized). This compares to net charge-offs of approximately $33,900 for the nine months ended September 30, 2006 for a net charge-off ratio of 0.02 percent (annualized).
       The total allowance for credit losses decreased to $3,407,233 as of September 30, 2007 from $3,473,143 as of December 31, 2006. The ratio of the allowance for credit losses to total loans outstanding was 1.08% at September 30, 2007 as compared 1.17% at June 30, 2007 and to 1.24% at December 31, 2006. Management believes that the allowance for credit losses is adequate to cover potential losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $10,178,462 between December 31, 2006 and September 30, 2007 as excess funds held in federal funds sold at December 31, 2006 were used to fund loans and purchase investment securities during the first nine months of 2007.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $32,581,000 at September 30, 2007, representing 21.3 percent of the registrant's investment portfolio as compared to $34,317,000, or 23.9 percent, one year earlier and $39,686,000, or 27.0 percent, at December 31, 2006.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At September 30, 2007, the registrant had approximately $127.4 million in loans maturing within one year. The registrant had $6,400,000 in federal funds sold on September 30, 2007, compared to $17,998,000 as of December 31, 2006.
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

	Amount at
	September 30, 2007	December 31, 2006

Commitments to extend credit	$63,098,033	$53,909,052
Standby letters of credit	1,049,956	1,656,855
Mortgage loans sold with repurchase
requirements outstanding	8,213,717	7,059,087

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2007, the registrant had total borrowings of $3,699,478 and had approximately $33,353,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $25,000,000 in federal funds lines available from correspondent banks.
       The registrant originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days.

Capital Adequacy

       The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have established risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banks. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Pulaski

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(Continued)

National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. FPNC's and FNB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
       Management believes, as of September 30, 2007 and December 31, 2006, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FPNC and FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of September 30, 2007 and December 31, 2006.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of September 30, 2007
Tier I Capital (to risk weighted assets)
FPNC	$48,462	13.14%	$14,747	>	4.00%	$22,121	>	6.00%
FNB	47,683	12.94	14,745	>	4.00	22,118	>	6.00
Total Capital (to risk weighted assets)
FPNC	51,946	14.09	29,494	>	8.00	36,868	>	10.00
FNB	51,167	13.88	29,491	>	8.00	36,863	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	48,462	9.54	20,310	>	4.00	25,388	>	5.00
FNB	47,683	9.39	20,308	>	4.00	25,385	>	5.00

As of December 31, 2006
Tier I Capital (to risk weighted assets)
FPNC	$47,657	14.20%	$13,422	>	4.00%	$20,133	>	6.00%
FNB	47,062	14.03	13,420	>	4.00	20,130	>	6.00
Total Capital (to risk weighted assets)
FPNC	51,207	15.26	26,844	>	8.00	33,555	>	10.00
FNB	50,612	15.09	26,840	>	8.00	33,550	>	10.00
Tier I Capital (to average quarterly assets)
FPNC	47,657	9.99	19,089	>	4.00	23,861	>	5.00
FNB	47,062	9.86	19,087	>	4.00	23,859	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 7.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of September 30, 2007, a -200 basis point rate shock was estimated to decrease net interest income approximately $629,000, or 3.9 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $273,000, or 1.7 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 2.5 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.8 percent, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2007.

Item 4T. Controls and Procedures

       The registrant maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that

PART I - FINANCIAL INFORMATION
____________________________________________

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

Changes in Internal Controls

There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A, of the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) None

     (b) None

PART II - OTHER INFORMATION
____________________________________________

     (c) The table below sets forth the number of shares repurchased by the registrant during the third quarter of 2007 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

July 1-31, 2007	2,925	$55.00	2,925	$736,615
August 1-31, 2007	275	$55.00	275	$5,721,490
September 1-30, 2007	11,361	$55.00	11,361	$5,096,635

Total	14,561	$55.00	14,561	$5,096,635
	===========	===========	=============	================

       On December 21, 2004, the Board of Directors of the registrant approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the registrant's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date and unless terminated earlier by resolution of the registrant's board of directors, will expire when the registrant has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. As of September 30, 2007, $96,635 remained available for repurchase under this plan.
       On August 21, 2007, the Board of Directors approved a new plan authorizing the management of the Company to repurchase up to an additional $5,000,000 of the registrant's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This repurchase plan will take effect upon the purchase by the Company of shares having a total dollar amount equal to $5,000,000 in the aggregate under the Company's repurchase program which was approved by the Board of Directors on December 21, 2004, with an effective date of December 31, 2004. This new stock repurchase plan does not have an expiration date and unless terminated earlier by resolution of the Company's Board of Directors, will expire when the Company has repurchased shares having a value equal to $5,000,000. The registrant has no other programs to repurchase common stock at this time.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 14, 2007                                       /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  November 14, 2007                                       /s/Tracy Porterfield
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