Form 10-K
period 2007-12-31
FIRST PULASKI NATIONAL CORP
filed 2008-03-17
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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
Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ]                                                                                                              Accelerated filer [ X ]
Non-accelerated filer [    ] (Do not check if a smaller reporting Company)                              Smaller reporting Company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2007 was $80,409,780. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $55 per share, the price at what the registrant's common stock was traded on June 22, 2007 the closest trade, of which the registrant has knowledge, to June 30, 2007.

Shares of Common Stock outstanding on February 29, 2008 were 1,546,551.

Documents Incorporated by Reference:
Part III. Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders Shareholders to be held on April 24, 2008 are incorporated by reference into Items 10, 11, 12, and 13.

FIRST PULASKI NATIONAL CORPORATION
2007 FORM 10-K ANNUAL REPORT
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

The Corporation owns all of the common stock of the Bank. At December 31, 2007, the Corporation and its subsidiaries had combined total assets of $529,940,595.

At December 31, 2007, the Bank had long-term indebtedness of approximately $3.64 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note 7 to the Corporation's Consolidated Financial Statements includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. The Bank is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is the second largest financial institution, measured by county deposits. The Bank is the sixth largest financial institution in Marshall County, Tennessee, measured by county deposits.

As of February 29, 2008, First National had 162 employees, 20 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three market areas, Giles County, Tennessee, Lincoln County, Tennessee and Marshall County, Tennessee. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County.  First National competes in Giles County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a large regional bank holding company. From June 30, 2005 to June 30, 2007, total deposits for all commercial banks in the Giles County market have increased 16.7% from $550.1 million to $641.8 million. First National has six (6) offices in Giles County, and approximately 58% of its deposits are located there. As of June 30, 2007, First National had the largest market share of banks in Giles County with a 42.0% share of the bank deposits.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,269 in 2006 and a median household income of $36,681 in 2005, the latest available data.

Lincoln County.  First National competes in Lincoln County with five (5) commercial banking organizations. Two (2) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other three (3) commercial banking competitors are small community banking organizations. From June 30, 2005 to June 30, 2007, total deposits for all commercial banks in Lincoln County increased 17.3% from $425.3 million to $498.9 million. First National has two (2) branch offices located in this market, and approximately 34% of its deposits are located there. As of June 30, 2007, First National had a 27.4% share of the Lincoln County bank deposit market, the second largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 32,728 in 2006, and a median household income of $38,566 in 2005, the latest available data.

Marshall County.  First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2005 to June 30, 2007, total deposits for all commercial banks in the Marshall County market increased 7.7% from $389.7 million to $419.6 million. First National has two (2) offices in Marshall County and approximately 8% of its deposits are located there. As of June 30, 2007, First National had the sixth largest market share of banks in Marshall County with a 9.4% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 28,884 in 2006 and a median household income of $36,273 in 2005, the latest available data.

New Markets.  In January, 2008 the Bank opened a branch in a leased facility in Huntsville, located in Madison County, Alabama. Madison County, Alabama is the first urban market in which the Bank has opened a branch and the first branch located outside the state of Tennessee. Madison County had an estimated population of 304,307 in 2006 and a median household income of $50,522 in 2005, the latest available data. The Bank also received permission to open a branch in Athens, located in Limestone County, Alabama in February 2008. The Bank plans to open this branch in the second quarter of 2008 in a facility which it anticipates it will initially lease and thereafter purchase in 2008 and construct a new facility on the property. Limestone County had an estimated population of 72,446 in 2006 and a median household income of $40,745 in 2005, the latest available data. The opening of these branches is likely to increase non-interest expense in 2008 as compared to earlier periods.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Capital and Dividends" and Note 13 to the Notes to Consolidated Financial Statements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2007, First National met the conditions necessary to be considered "well capitalized" by its primary regulator.

Payment of Dividends

The Corporation is a legal entity separate and distinct from First National. The principal sources of the Corporation's cash flow, including cash flow to pay dividends to its shareholders, are dividends that First National pays to it as its sole shareholder. Statutory and regulatory limitations apply to First National's payment of dividends to the Corporation as well as to the Corporation's payment of dividends to its shareholders.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves various risks which are particular to our corporation, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

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

The Bank's expansion in the Huntsville and Athens markets may not be at the levels that we currently expect and our projected expansion will increase our non-interest expenses in 2008.

In order to expand our operations into the Huntsville, Alabama and Athens, Alabama markets we will be required to hire new employees and incur expenses to construct branches in the markets. We can not assure you that we will be able to hire the number of experienced employees that we need to successfully execute our strategy in the Huntsville and Athens markets, nor can we assure you that the employees that we hire will be able to successfully execute our growth strategy in those markets. If we are unable to grow our loan portfolio at planned rates, the increased compensation expense of these new employees and the costs of building our branch locations may negatively impact our results of operations. Execution of our growth plans in the Huntsville and Athens markets also depends on continued growth in the Huntsville and Athens economies.

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

Additionally, the Corporation faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Corporation's customers and may attempt to hire the Corporation's management and employees.

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

The Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve supervise and examine First National and the Corporation, respectively. Because First National's deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on the Corporation and First National, including:

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

The Corporation, as well as First National, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Corporation or First National may be required, among other things, to make additional provisions to its allowance for loan losses or to restrict its operations. These actions would result from the regulators' judgments based on information available to them at the time of their examination. First National's operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Corporation and First National may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such change could adversely affect the Corporation's results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee, in Giles County. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the Bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town. Construction was completed and the Bank moved into the new facility in Lewisburg in February, 2007. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. In January 2008, the Bank opened its Huntsville Office in a leased facility. The Bank plans to open a temporary branch in a leased facility in Athens, Alabama in the second quarter of 2008 which it currently anticipates it will purchase in 2008 and thereafter construct a new facility on the property.

ITEM 3. LEGAL PROCEEDINGS.

The Corporation and its subsidiary are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the Corporation nor its subsidiary is currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on Nasdaq or any other quotation service. The following trading prices for 2007 and 2006 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.
	Trading Prices	Dividends Paid

1st Quarter, 2007	$55.00 - 55.00	$0.45
2nd Quarter, 2007	$55.00 - 55.00	$0.45
3rd Quarter, 2007	$55.00 - 55.00	$0.45
4th Quarter, 2007	$55.00 - 55.00	$0.45

Total Annual Dividend, 2007		$1.80

1st Quarter, 2006	$50.00 - 50.00	$0.41
2nd Quarter, 2006	$50.00 - 50.00	$0.41
3rd Quarter, 2006	$50.00 - 50.00	$0.41
4th Quarter, 2006	$50.00 - 55.00	$0.45

Total Annual Dividend, 2006		$1.68

There were approximately 1,499 shareholders of record of the Corporation's common stock as of February 29, 2008.

The Corporation reviews its dividend policy at least annually. The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of First National. The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all operations are conducted through its subsidiaries, the Corporation's ability to pay dividends also depends on the ability of the subsidiaries to pay dividends to the Corporation. The ability of First National to pay cash dividends to the Corporation is restricted by applicable regulations of the OCC and the FDIC. For a more detailed discussion of these limitations see "Item 1. Business - Supervision and Regulation - Payment of Dividends" and Note 13 to the Notes to Consolidated Financial Statements.

The table below sets forth the number of shares repurchased by the registrant during the fourth quarter of 2007 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs

October 1-31, 2007	-	$-	-	$5,096,635
November 1-30, 2007	100	$55.00	100	$5,091,135
December 1-31, 2007	-	$-	-	$5,091,135

Total	100	$55.00	100	$5,091,135
	==========	===========	=============	================

On December 21, 2004, the Board of Directors of the Corporation approved a plan authorizing the management of the Corporation, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date and, unless terminated earlier by resolution of the Corporation's Board of Directors, will expire when the Corporation has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. As of December 31, 2007, $91,135 remained available for repurchase under this plan.

On August 21, 2007, the Board of Directors approved a new plan authorizing the management of the Corporation to repurchase up to an additional $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This repurchase plan will take effect upon the purchase by the Corporation of shares having a total dollar amount equal to $5,000,000 in the aggregate under the Corporation's repurchase program which was approved by the Board of Directors on December 21, 2004, with an effective date of December 31, 2004. This new stock repurchase plan does not have an expiration date and unless terminated earlier by resolution of the Corporation's Board of Directors, will expire when the Corporation has repurchased shares having a value equal to $5,000,000. The Corporation has no other programs to repurchase common stock at this time.

ITEM 6: SELECTED FINANCIAL DATA

The table below contains selected financial data for the Corporation for the last five years. Note 17 to the Consolidated Financial Statements which follows shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share. Total average equity and total average assets exclude unrealized gains or losses on investment securities.

	For Year Ended December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands, except per share amounts)
Interest income	$33,499	$28,937	$25,319	$23,217	$23,393
Interest expense	16,777	13,081	9,371	6,589	6,881
Net interest income	16,722	15,856	15,948	16,628	16,512
Loan loss provision	261	175	601	664	1,520
Non-interest income	4,245	4,112	3,944	3,490	4,169
Non-interest expense	13,392	12,649	12,261	12,121	11,946
Income before income tax	7,314	7,144	7,030	7,333	7,215
Net income	5,453	5,279	5,258	5,328	5,010

Total assets	$529,941	$484,088	$450,393	$426,929	$418,428
Loans, net of unearned income	321,630	280,816	272,948	255,824	228,303
Securities	153,900	147,191	133,920	136,464	159,907
Deposits	469,008	426,475	397,412	373,401	362,591

Per Share Data:
Net Income-Basic	$3.51	$3.36	$3.29	$3.24	$3.05
Net Income-Diluted	3.50	3.35	3.28	3.22	3.03
Cash dividends paid	1.80	1.68	1.65	1.65	1.65

Total average equity	$48,629	$47,047	$45,685	$45,527	$42,934
Total average assets	504,385	465,446	442,729	426,067	400,811
Total year-end assets	529,941	484,088	450,393	426,929	418,428
Total long-term debt	3,640	3,874	4,096	4,335	4,640

Ratios
Avg equity to avg assets	9.64%	10.11%	10.32%	10.69%	10.71%
Return on average equity	11.21%	11.22%	11.51%	11.70%	11.67%
Return on average assets	1.08%	1.13%	1.19%	1.25%	1.25%
Dividend payout ratio	51.28%	49.97%	50.02%	50.99%	54.23%

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2007	2006	2005	2004	2003

Basic	1,552,998	1,572,535	1,596,695	1,646,422	1,644,008
Diluted	1,558,919	1,578,021	1,603,908	1,655,415	1,653,943

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

First Pulaski National Corporation is a one-bank holding company with its only direct subsidiary being First National in Pulaski, Tennessee. During the third quarter of 2001, First National's wholly-owned subsidiary, First Pulaski Reinsurance Company ("FPRC") received its insurance license. FPRC is engaged in the business of reinsuring credit insurance written by the Corporation's subsidiary.

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

OVERVIEW

Several key performance indicators are used in evaluating the results of operations of the Corporation and the Bank. Key items include the volume and quality of loans. The Bank saw loan demand increase in 2007, leading to an increase of $40.8 million, or 14.7 percent, in total net loans from December 31, 2006 to December 31, 2007. Nonaccrual loans decreased $365,000 from the end of year 2006 to the end of year 2007 to $428,000, somewhat lower than historical normal levels. Loans that were past due 90 days or more and still accruing interest were below historical levels as well. There were no such loans at year-end 2007 and only $6,000 in such loans at year-end 2006. Also, other real estate owned increased slightly, showing an increase of $8,000 from year-end 2006 to year-end 2007. Net charged-off loans in 2007 continued at a historically low level as the Bank experienced only $268,000 in net charged-off loans during the year. The ratio of net charge-offs to average loans outstanding fell to 0.09% in 2007, from 0.13% in 2006, indicating that the quality of the loan portfolio remained strong in 2007. Another key item is the growth of deposits, which grew $42.5 million, or 10.0% in 2007. Most of the growth in deposits was in interest-bearing balances, especially time deposits. The Bank continued to see customers move from savings/money market balances toward time deposits in 2007. Balances in savings/money market accounts decreased $9.6 million while time deposit balances increased $55.1 million from year-end 2006 to year-end 2007. This trend increased in 2007 as compared to 2006 when balances in savings/money market account fell $5.7 million and time deposits increased $24.6 million during the year.

Net income increased by $174,000 to $5.45 million in 2007 as compared to 2006, however the net interest margin continued to experience compression throughout 2007 as the net interest margin fell to 3.72 percent from 3.85 percent in 2006. Intense local competition in both loan and deposit pricing and a flat-to-inverted yield curve were the primary contributors to the decrease in the net interest margin in 2007. The net interest margin also was negatively impacted by the decline in interest rates that began in September 2007 as the Corporation's variable-rate loans repriced quicker than the Corporation was able to reprice its interest-bearing deposits. The compression of the net interest margin slowed somewhat in 2007 from the level experienced in 2006 as the net interest margin declined 13 basis points in 2007 as compared to 24 basis points in 2006. Management anticipates that this aggressive competition will continue in 2008 and that the Corporation's net interest margin may continue to experience compression. Management monitors the Bank's net interest margin closely and strives to maintain the net interest margin at acceptable levels.

In January 2008 the Bank opened an office in Huntsville, Alabama, which is the first urban market in which the Bank has opened an office and the first office located outside the state of Tennessee. The Bank also plans to open an office in Athens, Alabama in the second quarter of 2008. Management believes this expansion into the North Alabama market is vital to the long-term continued growth and success of the Corporation. Our expansion into these new markets however is likely to increase non-interest expense in future periods as compared to earlier periods as the Bank incurs increase personnel costs and expenses associated with the construction of two new offices.

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

Specific allowances are established in cases where management has determined a loan is impaired. A loan is impaired when full payment under the loan terms is not probable. Every substandard or worse loan in excess of $250,000 and all loans criticized as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors to review the level of loan losses required to be specifically allocated.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2007 was approximately $5.45 million, or $3.50 per diluted share, compared with approximately $5.28 million, or $3.35 per diluted share, in 2006 and approximately $5.26 million, or $3.28 per diluted share, in 2005. Return on average assets was 1.08% in 2007, 1.13% in 2006 and 1.19% in 2005. The return on average equity was 11.2%, 11.2% and 11.5% for 2007, 2006 and 2005, respectively. A flattening and at times, inverted, yield curve, a shift in our deposit makeup and increased competition in the Corporation's local market led to decreases in the net interest margin in all three years, which led to the declining to flat ratios above.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits, repurchase agreements, and borrowed funds (interest expense). In 2007, net interest income increased by 5.5% to $16.72 million from $15.86 million in 2006, following a decrease of 0.6% in 2006 from $15.95 million in 2005. Total assets of the Corporation increased approximately $45.9 million from December 31, 2006 to December 31, 2007. Loans net of unearned income increased approximately $40.8 million from December 31, 2006 to December 31, 2007. Deposits increased approximately $42.5 million over the same period, contributing to an approximately $6.7 million increase in investments as the Corporation invested the excess growth in deposits over loans in investment securities, which produce lower interest income than do loans. Also, federal funds sold decreased approximately $1.9 million from December 31, 2006 to December 31, 2007. Total assets of the Corporation increased approximately $33.7 million from

December 31, 2005 to December 31, 2006. Loans net of unearned income increased approximately $7.9 million from December 31, 2005 to December 31, 2006. Deposits increased approximately $29.1 million over the same period, contributing to an approximately $13.3 million increase in investments as the Corporation invested the excess growth in deposits over loans in lower-yielding investment securities. Also, federal funds sold increased approximately $7.2 million from December 31, 2005 to December 31, 2006.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management strives to maintain an acceptable spread between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities to maintain an adequate net interest margin.

Net interest income on a fully taxable equivalent basis increased $885,000 from 2006 to 2007. This increase resulted from a $1,012,000 increase due to increased volumes offset by a $127,000 decrease due to changes in interest rates. The increase in interest income in 2007 over 2006 was slightly more due to an increase in volumes of interest-earning assets than to an increase in the interest rates earned on interest-earning assets. The increase in interest expense in 2007 was slightly more due to an increase in rates paid on interest-bearing liabilities than to an increase in the volumes of interest-bearing liabilities. Net interest income on a fully taxable equivalent basis decreased $160,000 from 2005 to 2006. This decrease resulted from a $509,000 increase due to increased volumes offset by a $669,000 decrease due to changes in interest rates. The increase in interest expense in 2006 was primarily a result of increased short-term interest rates, as well as intense local competition for interest-bearing deposits, especially time deposits.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2007, 2006 and 2005.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans	$300,051	$26,617	8.87%	$277,288	$23,377	8.43%	$267,459	$20,500	7.66%
Taxable securities	83,689	3,937	4.70%	76,337	2,879	3.77%	71,313	2,500	3.51%
Non-taxable securities	75,488	3,203	4.24%	67,001	2,919	4.36%	63,778	2,888	4.53%
Federal funds sold	8,823	446	5.05%	8,841	444	5.02%	6,382	194	3.04%
Deposits in other banks	408	17	4.17%	410	20	4.88%	204	7	3.43%

Total Interest-Earning Assets	468,459	34,220	7.30%	429,877	29,639	6.89%	409,136	26,089	6.38%

Non-Interest Earning Assets:
Cash and due from banks	9,803			12,050			11,387
Premises and equipment, net	11,889			10,677			9,740
Other Assets	16,784			14,472			15,152
Less allowance for loan losses	(3,488)			(3,731)			(3,619)

Total Non-Interest-Earning Assets	34,988			33,468			32,660

TOTAL	$503,447			$463,345			$441,796
	======			======			======

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$36,708	$512	1.39%	$33,289	$370	1.11%	$32,272	$313	0.97%
Savings deposits	63,334	1,399	2.21%	69,500	1,418	2.04%	79,606	1,287	1.62%
Time deposits	286,566	14,596	5.09%	250,203	11,054	4.42%	224,964	7,525	3.34%
Repurchase agreements	1,658	65	3.92%	738	30	4.07%	0	0	0.00%
Other borrowed money	3,925	205	5.22%	3,989	209	5.24%	4,825	246	5.10%

Total Interest-Bearing
Liabilities	392,191	16,777	4.28%	357,719	13,081	3.66%	341,667	9,371	2.74%

Non-Interest-Bearing Liabilities:
Demand deposits	58,433			56,553			52,225
Other liabilities	4,680			2,026			2,929

Total Non-Interest Bearing
Liabilities	63,113			58,579			55,154
Shareholders' Equity	48,143			47,047			44,975

TOTAL	$503,447			$463,345			$441,796
	======			======			======
Net interest earnings/spread,
on a taxable equivalent basis		17,443	3.72%		16,558	3.85%		16,718	4.09%
Taxable equivalent adjustments:
Loans		164			108			70
Investment securities		557			594			700

Total taxable equivalent adjustment		721			702			770

Net interest earnings		$16,722			$15,856			$15,948
		=====			=====			=====

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,203,888 for 2007, $1,158,644 for 2006 and $1,141,136 for 2005.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans	$1,919	$1,321	$3,240	$753	$2,124	$2,877
Taxable securities	277	781	1,058	176	203	379
Non-taxable securities	370	(86)	284	146	(115)	31
Federal funds sold	(1)	3	2	75	175	250
Other deposits	0	(3)	(3)	7	6	13

Total Interest-Earning Assets	$2,565	$2,016	$4,581	$1,157	$2,393	$3,550
	========	========	========	========	========	========
Interest Paid On:
Demand deposits	$38	$104	$142	$10	$47	$57
Savings deposits	(126)	107	(19)	(163)	294	131
Time deposits	1,607	1,935	3,542	844	2,685	3,529
Repurchase agreements	37	(2)	35	-	30	30
Other borrowed money	(3)	(1)	(4)	(43)	6	(37)

Total Interest-Bearing Liabilities	$1,553	$2,143	$3,696	$648	$3,062	$3,710
	========	========	========	========	========	========
Net Interest Earnings, on a taxable
equivalent basis	$1,012	$(127)	$885	$509	$(669)	$(160)
	========	========	========	========	========	========
Less: taxable equivalent adjustment			19			(68)

Net Interest Earnings			$866			$(92)
			========			========

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

NON-INTEREST INCOME

Non-interest income totaled $4,245,000 in 2007, an increase of $133,000, or 3.2%, from 2006. The increase is primarily attributable to a $131,000 increase in dividends and other income, a $64,000 increase in service charges on deposit accounts, a $55,000 increase in other service charges and a $39,000 increase in income on company-owned life insurance in 2007 as compared to 2006. These increases were partially offset by a $86,000 decrease in gains (losses) on sale or write-downs of other assets, net, and a $43,000 decrease in mortgage banking income.

Non-interest income totaled $4,112,000 in 2006, an increase of $168,000, or 4.3%, from 2005. The increase is primarily attributable to a $137,000 increase in gains on the sale or write-down of other assets and a $65,000 increase in service charges on deposit accounts in 2006 as compared to 2005. Substantially all of the gains and losses on the sale of other assets in 2006 and 2005 were attributable to gains and losses or write-downs on other real estate owned that was acquired through foreclosure. Also, the increase in service charges on deposit accounts in 2006 as compared to 2005 was primarily due to increased overdraft fees. These increases were offset however by a decrease in commissions and fees of $42,000.

NON-INTEREST EXPENSE

Non-interest expense in 2007 was $13,392,000, up $743,000, or 5.9%, from 2006. This increase is primarily attributable to a $391,000 increase in salaries and employee benefits and a $323,000 increase in other operating expenses in 2007 as compared to 2006. The increase in salaries and employee benefits was largely due to increased personnel expenses per employee. The increase in other operating expense was primarily due to non-recurring increased expenses related to improving operating processes related to document imaging, as well as increased expenses related to the registrant's efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Corporation expects that its noninterest expense for 2008 will be negatively impacted with the opening of its new offices in Huntsville and Athens.

Non-interest expense in 2006 was $12,649,000, up $388,000, or 3.2%, from 2005. This increase is primarily attributable to a $276,000, or 3.9%, increase in salaries and employee benefits and a $110,000 increase in occupancy expense in 2006 as compared to 2005. The increase in salaries and employee benefits was largely due to increased personnel expenses per employee. The increase in occupancy expense was primarily due to increased repairs and maintenance expenses in 2006 as compared to 2005. These increases were partially offset by a decrease of $90,000, or 10.5% in furniture and equipment expense in 2006 as compared to 2005.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses on existing loans. The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio. The Bank utilizes an independent loan review function which considers past loan experience, collateral value and possible effects of prevailing economic conditions. Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered. Management performs calculations for the minimum allowance level needed and a final evaluation is made.

The provision for loan losses was $261,000 in 2007 compared to $175,000 in 2006 and $601,000 in 2005. The smaller provisions for loan losses in 2007 and 2006 as compared to 2005 were primarily a result of an improvement in the overall condition of the Bank's loan portfolio in those years and in 2006 a slower growth in the loan portfolio.

INCOME TAXES

Income tax expense includes federal and state taxes on taxable earnings. Income taxes were $1,861,000, $1,865,000 and $1,773,000 in 2007, 2006 and 2005, respectively. The effective tax rates were 25.4%, 26.1% and 25.2% in 2007, 2006 and 2005, respectively.

The Corporation had net deferred tax assets of $1,252,000 at December 31, 2007, as compared to a net deferred tax asset of $1,658,000 at December 31, 2006. The deferred tax asset resulting from the allowance for loan losses was the largest component of the deferred tax asset in both periods.

FINANCIAL CONDITION

LOANS

Management's focus is to promote loan growth in the Corporation's target market, emphasizing the expansion of business in the Corporation's trade area. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. Total loans net of unearned fees increased $40.8 million from December 31, 2006 to December 31, 2007. All categories of loans showed an increase in 2007. The categories of loans showing the largest increase included construction and land development loans with an increase of $10.1 million, residential real estate loans with an increase of $7.3 million, commercial and industrial loans with an increase of $6.4 million and agricultural real estate loans with an increase of $5.4 million in 2007.

Over the last three years, average total loans increased by $22.8 million, or 8.2%, in 2007, by $9.8 million, or 3.7%, in 2006 and by $28.6 million, or 12.0%, in 2005, in each case over the prior year. The growth in deposits was the primary funding source for this continuing increase in loan demand.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (36 percent of the total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the Corporation has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (53 percent of total risk-based capital), loans secured by hotel and motel properties (34 percent of total risk-based capital), loans secured by subdivision land (30 percent of total risk-based capital) and loans secured by new single family housing construction (29 percent of total risk-based capital). The Corporation saw an increase of $10.1 million, or 86.9 percent, in its construction and land development loans at year-end 2007 as compared to year-end 2006, primarily due to increases in loans secured by subdivision land. Larger construction and land development lines are reviewed annually and are also included in sample testing by an independent loan review function. Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent and specific losses in the loan portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan.

LOAN PORTFOLIO
	December 31,
	2007	2006	2005	2004	2003

	(in thousands of dollars)
Construction and land development	$21,828	$11,682	$9,654	$7,211	$7,859
Commercial and industrial	30,712	24,289	26,680	19,814	21,803
Agricultural	8,260	5,898	5,804	7,298	7,014
Real estate - farmland	33,551	28,145	23,334	21,845	19,463
Real estate - residential	77,961	70,655	75,544	74,913	60,619
Real estate - nonresidential, nonfarm	115,478	112,650	104,828	98,862	84,236
Installment - individuals	24,607	22,965	22,974	23,228	24,077
Other loans(1)	9,604	4,847	4,432	2,935	3,473

	$322,001	$281,131	$273,250	$256,106	$228,544
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2007 (excluding residential mortgage, home equity and installment-individual loans).

	Due in one year or less	Due after one year but before five years	Due after five years	Total

	(in thousands of dollars)
Construction and land development	$13,505	$7,899	$424	$21,828
Commercial and industrial	17,883	10,441	2,388	30,712
Agricultural	7,310	950	-	8,260
Real estate-farmland	17,103	15,629	819	33,551
Real estate-nonresidential, nonfarm	33,995	65,670	15,813	115,478

Total selected loans	$89,796	$100,589	$19,444	$209,829
	============	===========	===========	==========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2007.
	Due in one year or less	Due after one year but before five years	Due after five years	Total

Percent of total selected loans	42.79%	47.94%	9.27%	100.00%
Cumulative percent of total	42.79%	90.73%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year
Fixed rate loans		$79,835	$3,673	$83,508
Variable rate loans		20,754	15,771	36,525

Total		$100,589	$19,444	$120,033
		============	==========	===========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period and average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and provisions for loan losses which have been charged to expense.

	For year ended December 31,
	2007	2006	2005	2004	2003

	(in thousands of dollars)
Amount of net loans and
lease financing outstanding
at end of period	$321,630	$280,816	$272,948	$255,824	$228,303
	=========	=========	=========	=========	=========
Daily average amount of
loans and leases	$300,051	$277,288	$267,459	$238,903	$232,034
	=========	=========	=========	=========	=========
Balance of allowance for
possible loan losses at
beginning of period	$3,473	$3,735	$3,489	$3,449	$3,810
Less charge-offs:
Construction and land
development	-	-	56	-	731
Commercial and industrial	29	315	15	155	433
Agricultural	-	10	-	8	286
Real estate-farmland	-	-	-	19	35
Real estate-residential	255	26	226	50	45
Real estate-nonresidential,
nonfarm	-	24	-	393	181
Installment-Individuals	233	364	455	372	511
Other loans	-	-	-	-	14

	517	739	752	997	2,236
Add recoveries:
Construction and land
development	-	-	-	-	13
Commercial and Industrial	13	31	15	88	63
Agricultural	25	35	15	21	14
Real estate-farmland	-	21	12	22	-
Real estate-residential	32	34	58	22	4
Real estate-nonresidential,
nonfarm	34	8	6	33	1
Installment-Individuals	143	250	290	186	259
Other loans	3	-	1	1	1

	250	379	397	373	355

Net loans charged off	267	360	355	624	1,881

Provision charged to expense	261	175	601	664	1,520
Adjustment for off-balance sheet
credit exposures	-	(77)	-	-	-

Balance at end of period	$3,467	$3,473	$3,735	$3,489	$3,449
	=========	=========	=========	=========	=========
Net charge-offs as percentage of
average loans outstanding:	0.09%	0.13%	0.13%	0.26%	0.81%

Net charge-offs as percentage of:
Provision for loan losses	102.3%	205.7%	59.1%	94.0%	123.8%
Allowance for loan losses	7.7%	10.4%	9.5%	17.9%	54.5%

Allowance at end of period to
loans, net of unearned income	1.08%	1.24%	1.37%	1.36%	1.51%

As seen in the above table, net loans charged-off decreased to $267,000 in 2007 from $360,000 in 2006 following a slight increase from $355,000 in 2005. An overall improvement in the Bank's loan portfolio led to the smaller net charge-offs in 2007, 2006 and 2005 than in the prior two years. Net loans charged-off in 2007 consisted of net losses on real estate loans of $189,000, net losses of $90,000 on loans to individuals, net losses of $16,000 on commercial and industrial loans and net recoveries of $25,000 on agricultural loans. This compared to net loan charge-offs in 2006 which consisted of net losses on commercial and industrial loans of $284,000, net losses on loans to individuals of $114,000, net recoveries of $25,000, on agricultural loans and net recoveries of $13,000 on real estate loans. The allowance for loan and lease losses at the end of 2007 was $3,467,000, or 1.08% of outstanding loans and leases, as compared to $3,473,000, or 1.24% of outstanding loans and leases, and $3,435,000, or 1.37% of outstanding loans and leases, in 2006 and 2005, respectively. Net loans charged-off amounted to 0.09% of average total loans outstanding in 2007, 0.13% in 2006 and 0.13% in 2005.

The allowance for loan losses was 8.1 times the balance of nonaccrual loans at the end of 2007 compared to 4.4 in 2006 and 3.8 in 2005. Nonaccrual loans decreased $365,000 to $428,000 at December 31, 2007 from $792,000 at December 31, 2006, primarily due to a decrease in commercial real estate loans classified as nonaccrual. Nonaccrual loans decreased $197,000 to $792,000 at December 31, 2006 from $989,000 at December 31, 2005, primarily due to a decrease in commercial and industrial loans classified as nonaccrual. Management believes that the allowance for loan losses as of December 31, 2007 is adequate.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	December 31,
	2007	2006	2005	2004	2003

	(amounts in thousands of dollars)
Allowance applicable to:
Construction and land development	$168	$90	$376	$177	$111
Commercial and industrial loans	847	372	658	456	454
Agricultural loans	121	258	64	188	177
Real estate-farmland	310	240	267	203	160
Real estate-residential	565	856	833	804	613
Real estate-nonresidential
nonfarm	951	1,124	1,084	1,080	1,229
Installment-individual	447	513	428	558	699
Other loans	58	20	25	23	6

	$3,467	$3,473	$3,735	$3,489	$3,449
	========	========	========	========	=======
Percentages of loans by
category to total loans:
Construction and land development	6.78%	4.16%	3.53%	2.81%	3.44%
Commercial and industrial loans	9.54%	8.64%	9.77%	7.74%	9.54%
Agricultural loans	2.57%	2.10%	2.12%	2.85%	3.07%
Real estate-farmland	10.42%	10.01%	8.54%	8.53%	8.52%
Real estate-residential	24.21%	25.13%	27.65%	29.25%	26.52%
Real estate-nonresidential
nonfarm	35.86%	40.07%	38.36%	38.60%	36.86%
Installment-individual	7.64%	8.17%	8.41%	9.07%	10.53%
Other loans	2.98%	1.72%	1.62%	1.15%	1.52%

	100.00%	100.00%	100.00%	100.00%	100.00%
	========	========	========	========	=======

The Corporation monitors changes in the credit quality, terms and loan concentrations in its loan portfolio. The overall credit quality of the loan portfolio remained strong during 2007. Construction and land development loans increased $10.1 million, or 86.9 percent at year-end 2007 as compared to year-end 2006, primarily due to increases in loans secured by subdivision land. This increase in construction and land development loans in 2007 was the largest increase in any category of loans in 2007. The Corporation evaluates its exposure level to loan concentrations periodically to determine any amount of additional allowance allocations that is necessary based on these concentrations.

NON-PERFORMING ASSETS

Non-performing assets include nonaccrual loans, loans restructured because of a debtor's financial difficulties, other real estate owned and loans past due ninety days or more as to interest or principal payment.

Nonaccrual loans are those loans for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days or more with respect to principal or interest, unless such loans are well secured and in the process of collection.

From December 31, 2006 to December 31, 2007, nonaccruing loans decreased by 46.0% to $428,000 from $792,000 following a decrease of 19.9% at year-end 2006 as compared to year-end 2005. The changes in each year were primarily a result of the items discussed previously under the section titled "Summary of Loan Loss Experience." There were no restructured loans as of December 31, 2007 and December 31, 2006. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $672,000 at December 31, 2007, an increase of 1.2% from $664,000 at December 31, 2006.

There were no loans past due 90 days or more and accruing interest as of December 31, 2007. At December 31, 2006, there were $6,000 in loans past due 90 days or more and accruing interest. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan losses.

The following table summarizes the Corporation's nonaccrual loans, loans past due 90 days or more but accruing interest and restructured loans.
	December 31,
	2007	2006	2005	2004	2003

	(in thousands of dollars)
Nonaccrual loans	$428	$792	$989	$511	$2,410
Troubled debt restructurings	0	0	61	59	62
Other real estate owned	672	664	1,059	3,198	4,329
Loans past due ninety days or
more as to interest or
principal payment	0	6	107	305	248

The amount of interest income actually recognized on the nonaccrual loans during 2007, 2006 and 2005, was $18,000, $60,000 and $99,000, respectively. The additional amount of interest income that would have been recorded during 2007, 2006 and 2005, if the above nonaccrual loans had been current in accordance with their original terms was $31,000, $55,000 and $15,000, respectively.

Loans that are classified as "substandard" by the Bank represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of December 31, 2007, there were approximately $8,025,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $7,950,000 in loans that were classified as "substandard" and accruing interest as of December 31, 2006. As of December 31, 2007, management was not aware of any specifically identified loans, other than those included in the category discussed above that represent significant potential problems or that management has doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank has appropriate internal controls and although the Corporation and the Bank conduct regular and thorough loan reviews, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb reasonably foreseeable losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. The section of this report entitled - "Critical Accounting Policies" contains more information pertaining to the Corporation's allowance for loan losses.

SECURITIES

The securities portfolio consists primarily of U.S. government agency securities, U.S. government-sponsored agency securities, marketable bonds of states, counties and municipalities, and corporate bonds. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and repurchase agreements and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of investment and other securities at the dates indicated:

	December 31,

	2007	2006	2005

	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$-	$-	$-
U.S. Government Agencies	62,690	67,682	60,426
Mortgage-backed securities	3,939	1,107	1,450
Obligations of states and
political subdivisions	81,779	71,965	63,584
Other debt securities	3,469	6,437	8,460
Other securities	2,023	-	-

Total securities	$153,900	$147,191	$133,920
	=========	=========	=========

The following table sets forth the maturities of securities at December 31, 2007 and the average yields of such securities. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2007. Also, the securities labeled "Other securities" in the table above are equity securities of a government-sponsored agency authorized to make loans and loan guarantees and have no maturity date. Therefore they are not included in the maturity categories below as of December 31, 2007.
		State and
	U.S. Government	Political	Other Debt
	Agencies	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Due in one year or less:
Amount	$19,763	$3,779	$3,022	$26,564
Yield	4.32%	4.33%	5.34%	4.44%

Due after one year through
five years:
Amount	$38,110	$34,150	$447	$72,707
Yield	5.20%	4.58%	5.40%	4.91%

Due after five years through
ten years:
Amount	$4,817	$41,032	$0	$45,849
Yield	5.18%	5.06%	0.00%	5.07%

Due after ten years:
Amount	$0	$2,818	$0	$2,818
Yield	0.00%	5.47%	0.00%	5.47%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $15.9 million, or 11.1%, to $159.2 million during 2007 as compared to $143.3 million for 2006. Average non-taxable securities increased by $8.5 million, or 12.7%, while average taxable securities increased by $7.4 million, or 9.6%, to account for the overall increase in average investments. The increase in total average securities during 2007 was primarily a result of higher average deposit growth as compared to average loan growth in 2007. Total average securities increased by $8.2 million, or 6.1%, to $143.3 million during 2006 as compared to $135.1 million for 2005. Average non-taxable securities increased by $3.2 million, or 5.1%, while average taxable securities increased by $5.0 million, or 7.0%, to account for the overall increase in average investments. The increase in total average securities during 2006 was primarily a result of higher deposit growth than loan growth in 2006.

During 2007, the Corporation saw an improvement in the market value of its investment securities portfolio. There was an unrealized gain on securities, net of tax, of $393,000 at December 31, 2007 as compared to an unrealized loss on securities, net of tax, of $630,000 at December 31, 2006. The primary cause for unrealized gains and losses within the portfolio at each year-end is the impact movements in market rates have had in comparison to the underlying yields on these securities. Market interest rates declined during 2007, causing the investments held by the Corporation to increase in market value at Decmeber 31, 2007 as compared to December 31, 2006.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including certificates of deposits in excess of $100,000. Average deposits increased by $35.5 million, or 8.7%, to $445.0 million in 2007, by $20.4 million, or 5.3%, to $409.5 million in 2006, and by $15.6 million, or 4.2%, to $389.1 million in 2005. Although the Corporation experienced a 3.3% growth in average non-interest bearing deposits in 2007 as compared to 2006, much of the dollar growth in deposits experienced by the Corporation in 2007 was in accounts that are interest sensitive, especially time deposits as rates remained above recent historical levels for the first nine months of 2007 prior to rate reductions announced by the Federal Open Market Committee of the Federal Reserve. Average time deposits increased $36.4 million in 2007, $25.2 million in 2006 and $35.0 million in 2005 as compared to the previous year.

The average amount of deposits for the periods indicated is summarized in the following table:
	For the years ended December 31,

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$58,433	0.00%	$56,553	0.00%	$52,225	0.00%

Interest bearing
demand deposits	36,708	1.39%	33,289	1.11%	32,272	0.97%
Savings deposits	63,334	2.21%	69,500	2.04%	79,606	1.62%
Time deposits of
$100,000 or more	159,941	5.12%	137,747	4.51%	120,636	3.44%
Other time deposits	126,625	5.06%	112,456	4.30%	104,328	3.23%

Total interest bearing
deposits	386,608	4.27%	352,992	3.64%	336,842	2.71%

Total deposits	$445,041		$409,545		$389,067
	==========		=========		=========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2007 are summarized as follows (in thousands of dollars):
3 months or less	$38,141
Over 3 months through 6 months	76,461
Over 6 months through 12 months	37,972
Over 1 year	25,466

Total	$178,040
==========

Other funds were invested in other earning assets such as federal funds at minimum levels necessary for operating needs and to maintain adequate liquidity. A significant amount of the Corporation's deposits are time deposits greater than $100,000. A significant percentage of these time deposits mature within one year. If the Corporation is unable to retain these deposits at their maturity it may be required to find alternate sources of funds to fund any future loan growth, which may be more costly than these deposits and may as such negatively affect the Corporation's net interest margin. The Corporation does not currently expect that a material amount of these deposits will be withdrawn at maturity.

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

	Amount

	2007	2006	2005

	(in thousands of dollars)
Commitments to extend credit	$59,532	$53,909	$34,959
Standby letters of credit	1,280	1,657	1,306
Mortgage loans sold with repurchase
requirements outstanding	5,775	7,059	6,775

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

Marketable securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $26.6 million at December 31, 2007, representing 17.3% of the investment securities portfolio, a decrease from the 27.0% level of 2006. Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold and maturing loans, provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the Bank has short-term liquidity needs. As of December 31, 2007, the Bank had $25.0 million available under these lines. At December 31, 2007, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2007 equaled $176,000 at an average interest rate of 5.30%. For 2006 the average daily federal funds purchased equaled $12,000 at an average interest rate of 4.73%. For 2005 the average daily federal funds purchased equaled $83,000 at an average interest rate of 3.86%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2007, the Bank had total borrowings of $3,640,000 and had approximately $33,413,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

On December 21, 2004, the Board of Directors of the Corporation approved a plan authorizing the management of the Corporation, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date and unless terminated earlier by resolution of the registrant's Board of Directors, will expire when the registrant has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. As of December 31, 2007, $91,135 remained available for repurchase under this plan.

On August 21, 2007, the Board of Directors approved a new plan authorizing the management of the Corporation to repurchase up to an additional $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This repurchase plan will take effect upon the purchase by the Corporation of shares having a total dollar amount equal to $5,000,000 in the aggregate under the Corporation's repurchase program which was approved by the Board of Directors on December 21, 2004, with an effective date of December 31, 2004. This new stock repurchase plan does not have an expiration date and unless terminated earlier by resolution of the Corporation's Board of Directors, will expire when the Corporation has repurchased shares having a value equal to $5,000,000. The Corporation has no other programs to repurchase common stock at this time. Management does not anticipate that these plans will reduce liquidity to unacceptable levels. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities".

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term securities and fixed rate loans. Similarly, time deposits, especially those over $100,000, are much more interest-sensitive than are savings accounts. At December 31, 2007, the Corporation had a total of $152.3 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations at December 31, 2007 as summarized in the table below.
	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(in thousands of dollars)
Long-Term Debt Obligations	$3,640	$248	$846	$1,355	$1,191
Operating Lease Obligations	492	80	201	211	-

Total	$4,132	$328	$1,047	$1,566	$1,191
	==========	==========	==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 8.7% in 2007 and 4.9% in 2006. Average equity increased 2.3% in 2007 and increased 4.6% in 2006. The Corporation's equity capital was $49,633,025 at December 31, 2007 as compared to $47,062,042 at December 31, 2006.

The Corporation's equity-to-average asset ratio (excluding unrealized gain/loss on investment securities) was 9.7% in 2007, as compared to 10.1% for 2006. Management believes that the Corporation's 2007 earnings were sufficient to keep pace with its growth in total assets. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 51.3% in 2007, 50.0% in 2006 and 50.0% in 2005.

As of December 31, 2007, the authorized number of common shares was 10 million shares, with 1,546,551 shares issued and outstanding.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities that would have a material adverse effect on the Corporation's liquidity, capital resources or operations.

The Federal Reserve, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily shareholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions were expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31, 2007, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.

						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007
Total Capital to risk weighted assets
FPNC	$52,759	13.96%	$30,226	>	8.00%	N/A
FNB	51,862	13.72	30,222	>	8.00	37,778	>	10.00%
Tier I (Core) Capital to risk weighted assets
FPNC	49,215	13.03	15,113	>	4.00	N/A
FNB	48,318	12.79	15,111	>	4.00	22,667	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,215	9.49	20,742	>	4.00	N/A
FNB	48,318	9.32	20,740	>	4.00	25,925	>	5.00

As of December 31, 2006
Total Capital to risk weighted assets
FPNC	$51,207	15.26%	$26,844	>	8.00%	N/A
FNB	50,612	15.09	26,840	>	8.00	33,550	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	47,657	14.20	13,422	>	4.00	N/A
FNB	47,062	14.03	13,420	>	4.00	20,130	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	47,657	9.99	19,089	>	4.00	N/A
FNB	47,062	9.86	19,087	>	4.00	23,859	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Corporation's consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS No. 157 during 2008, and the impact of adoption was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Corporation on January 1, 2008. The Corporation does not expect the impact of SFAS No. 159 to be material.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants'

employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Corporation adopted this issue during 2008 and the impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation does not expect the impact of this standard to be material.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. As of December 31, 2007, a +200 basis point rate shock is estimated to decrease net interest income approximately $441,000, or 2.7%, as compared to rates remaining stable over the next 12 months. This is within the Bank's Asset/Liability policy limit of -9.0%. Also, a +200 basis point rate shock was forecasted to decrease the current present value of the Bank's equity by 1.8%, well within the policy limits of -25.0%. In addition, a -200 basis point rate shock is estimated to decrease the current present value of the Bank's equity by 2.0% and would decrease net interest income an estimated $333,000, or 2.0%, over the next twelve months, as compared to rates remaining stable, both within policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, securities and time deposits. The simulation analysis takes into account the call features of certain securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2007.

Expected Maturity Date for year ending December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

	(in thousands of dollars)
Interest-sensitive assets:
Loans:
Variable rate	$32,745	$11,214	$7,352	$1,756	$3,317	$30,500	$86,884	$87,273
Average interest rate	7.93%	7.91%	7.62%	7.69%	7.79%	7.81%	7.85%

Fixed rate	103,288	40,467	50,782	12,705	22,832	4,672	234,746	234,876
Average interest rate	8.30%	8.32%	8.33%	8.61%	7.91%	6.78%	8.26%

Securities	50,864	16,789	18,519	9,199	7,887	48,619	151,877	151,877
Average interest rate	5.03%	5.03%	5.15%	4.87%	5.09%	5.27%	5.11%

Federal funds sold	16,069	-	-	-	-	-	16,069	16,069
Average interest rate	4.23%						4.23%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	98,092	888	-	-	-	-	98,980	98,980
Average interest rate	1.81%	4.60%					1.83%

Fixed rate	273,992	18,623	14,158	980	2,973	3	310,730	312,519
Average interest rate	5.02%	4.67%	5.13%	4.89%	5.29%	5.50%	5.01%

Securities sold under
repurchase agreement	1,726	-	-	-	-	-	1,726	1,726
Average interest rate	3.55%						3.55%

Long-term borrowings	248	613	234	219	1,136	1,190	3,640	3,760
Average interest rate	5.59%	4.90%	5.69%	5.64%	5.05%	5.17%	5.18%

U.S. Government agency securities in the above table with call features are shown as maturing on the call date if they are likely to be called in the current interest rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiary.

Report of Management on the Company's
Internal Control over Financial Reporting

March 7, 2008

Management of First Pulaski National Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of First Pulaski National Corporation, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company's internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007, based on the specified criteria.

Crowe Chizek and Company LLC, an independent registered public accounting firm, has audited the effectiveness of the Company's internal controls over financial reporting as stated in their report which is included herein.

/s/Mark A. Hayes                                                                                                      /s/Tracy Porterfield
Mark A. Hayes                                                                                                           Tracy Porterfield
President & Chief Executive Officer                                                                        Chief Financial Officer

Crowe Chizek and Company LLC
Member Horwath International

Report of Independent Registered Public Accounting Firm

Audit Committee
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheet of First Pulaski National Corporation ("Company") as of December 31, 2007 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits. The consolidated financial statements of First Pulaski National Corporation as of December 31, 2006 and for the two year period ended December 31, 2006, were audited by other auditors whose report dated February 22, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Pulaski National Corporation as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                                                                                                     /s/Crowe Chizek and Company LLC
                                                                                                                                     Crowe Chizek and Company LLC

Brentwood, Tennessee
March 7, 2007

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
      Fax (931) 433-9290                                                                                                                                                                                                                            Fax (931)-363-5222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheet of First Pulaski National Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Pulaski National Corporation and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                    /s/Putman & Hancock

Fayetteville, Tennessee
February 22, 2007

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
ASSETS
	2007	2006

Cash and due from banks	$11,297,523	$10,976,881
Federal funds sold	16,069,000	17,998,000

Total cash and cash equivalents	27,366,523	28,974,881

Interest bearing balances with banks	529,567	1,557,371
Securities available for sale	153,900,040	147,191,472

Loans
Loans held for sale	559,100	418,260
Loans net of unearned income	321,070,794	280,398,201
Allowance for loan losses	(3,467,019)	(3,473,143)

Total net loans	318,162,875	277,343,318

Bank premises and equipment	11,948,764	11,581,191
Accrued interest receivable	4,862,241	4,174,160
Other real estate owned	671,911	663,611
Federal Home Loan Bank Stock	1,467,100	1,467,100
Company-owned life insurance	8,268,688	7,774,350
Prepayments and other assets	2,762,886	3,360,866

TOTAL ASSETS	$529,940,595	$484,088,320
	=========	=========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$59,298,488	$62,308,280
Interest bearing	409,709,711	364,166,299

Total deposits	469,008,199	426,474,579

Securities sold under repurchase agreements	1,726,486	1,409,107
Other borrowed funds	3,639,592	3,874,217
Accrued taxes	417,263	196,152
Accrued interest on deposits	3,030,415	2,860,599
Other liabilities	2,485,615	2,211,624

TOTAL LIABILITIES	480,307,570	437,026,278

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,546,551 and 1,565,442 shares issued and outstanding, respectively	1,546,551	1,565,442
Capital surplus	162,553	481,878
Retained earnings	47,530,792	45,645,046
Accumulated other comprehensive income (loss), net	393,129	(630,324)

TOTAL SHAREHOLDERS' EQUITY	49,633,025	47,062,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$529,940,595	$484,088,320
	=========	=========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
	2007	2006	2005

INTEREST INCOME
Loans, including fees	$26,453,314	$23,268,902	$20,429,662
Securities:
Taxable	3,936,960	2,878,898	2,500,117
Non-taxable	2,645,895	2,325,123	2,187,917
Federal funds sold	445,785	443,983	194,040
Interest on deposits in other banks	17,375	19,982	7,566

Total Interest Income	33,499,329	28,936,888	25,319,302

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	512,002	370,046	313,321
Money market deposit accounts	1,145,429	1,137,489	986,616
Other savings deposits	253,830	280,026	300,084
Time certificates of deposit of $100,000 or more	8,187,657	6,215,412	4,154,393
All other time deposits	6,408,043	4,839,090	3,370,354
Securities sold under repurchase agreements	65,362	29,806	-
Other borrowed funds	205,008	208,899	246,381

Total Interest Expense	16,777,331	13,080,768	9,371,149

NET INTEREST INCOME	16,721,998	15,856,120	15,948,153

Provision for loan losses	261,391	175,468	600,942

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	16,460,607	15,680,652	15,347,211

NON-INTEREST INCOME
Service charges on deposit accounts	2,397,211	2,332,817	2,267,590
Commissions and fees	428,972	457,119	498,915
Other service charges and fees	401,310	345,916	329,898
Income on company-owned life insurance	259,237	220,143	203,113
Security gains, net	-	-	16,145
Gains (losses) on sale or write-downs of other assets, net	26,529	112,788	(23,782)
Dividends and other income	284,187	153,124	138,197
Mortgage banking income	447,803	490,397	514,012

Total Non-interest Income	4,245,249	4,112,304	3,944,088

NON-INTEREST EXPENSES
Salaries and employee benefits	7,812,091	7,420,905	7,145,073
Occupancy expense, net	1,321,113	1,273,088	1,162,751
Furniture and equipment expense	757,050	765,765	855,482
Advertising and public relations	634,833	645,301	614,139
Other operating expenses	2,866,940	2,543,836	2,483,543

Total Non-interest Expenses	13,392,027	12,648,895	12,260,988

Income before income taxes	7,313,829	7,144,061	7,030,311
Applicable income tax expense	1,861,139	1,865,324	1,772,601

NET INCOME	$5,452,690	$5,278,737	$5,257,710
	==========	==========	==========
Earnings per common share:
Basic	$3.51	$3.36	$3.29
	==========	==========	==========
Diluted	$3.50	$3.35	$3.28
	==========	==========	==========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,452,690	$5,278,737	$5,257,710
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	261,391	175,468	600,942
Depreciation	792,005	793,823	878,410
Amortization and accretion of investment securities, net	305,421	400,464	466,895
Deferred income tax benefit	(225,274)	(64,315)	(337,907)
(Gain) loss on sale or write-downs of other assets	(26,529)	(112,788)	23,782
Security gains, net	-	-	(16,145)
Stock-based compensation expense	28,760	-	-
Loans originated for sale	(16,389,236)	(18,998,828)	(18,956,065)
Proceeds from sale of loans	16,248,396	19,112,848	18,926,635
Gain on the sale of loans	(447,803)	(490,397)	(514,012)
Tax benefit arising from exercise of director common stock options	(9,358)	(6,560)	(32,737)
Increase in cash surrender value of company-owned life insurance	(259,238)	(220,143)	(203,113)
(Increase) decrease in interest receivable	(688,081)	(654,668)	111,405
(Increase) decrease in prepayments and other assets	201,053	(498,591)	83,651
Increase in accrued interest on deposits	169,816	704,682	910,802
Increase (decrease) in accrued taxes	221,111	128,889	(223,627)
Increase in other liabilities	273,991	306,059	209,346

Cash Provided by Operating Activities, net	5,909,115	5,854,680	7,185,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(73,636,885)	(41,286,553)	(20,031,735)
Proceeds from sales of securities available for sale	-	-	2,241,520
Proceeds from maturities of securities available for sale	68,277,908	28,957,830	17,075,899
(Increase) decrease in interest bearing balances with banks	1,027,804	(1,227,553)	(118,713)
Purchase of company-owned life insurance	(235,100)	(754,100)	(5,283,100)
Net increase in loans	(40,990,073)	(8,101,121)	(17,617,311)
Capital expenditures	(1,159,705)	(2,127,131)	(1,625,282)
Proceeds from sale of other assets	516,124	703,360	2,797,444

Cash Used by Investing Activities, net	(46,199,927)	(23,835,268)	(22,561,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	-	3,500,000
Borrowings repaid	(234,625)	(221,935)	(3,739,212)
Federal funds repaid	-	-	-
Net increase in securities sold under repurchase agreements	317,379	1,409,107	-
Net increase in deposits	42,533,620	29,062,800	24,011,111
Cash dividends paid	(2,796,233)	(2,637,790)	(2,629,752)
Proceeds from exercise of stock options, including tax benefit	165,978	102,579	172,438
Proceeds from issuance of common stock	125,070	-	-
Common stock repurchased	(1,428,735)	(1,270,250)	(2,209,880)

Cash Provided by Financing Activities, net	38,682,454	26,444,511	19,104,705

INCREASE (DECREASE) IN CASH, net	(1,608,358)	8,463,923	3,729,399
CASH AND CASH EQUIVALENTS, beginning of year	28,974,881	20,510,958	16,781,559

CASH AND CASH EQUIVALENTS, end of year	$27,366,523	$28,974,881	$20,510,958
	=========	=========	=========
The accompanying notes are an integral part of these financial statements

Supplemental cash flow information
Interest paid	$16,607,515	$12,376,834	$8,460,347
Income taxes paid	1,642,392	2,072,431	2,293,089

Supplemental noncash disclosures
Transfers from loans to real estate owned	497,768	210,436	967,586

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at December 31, 2004	1,627,460	$1,627,460	$3,664,270	$40,376,141	$293,058	$45,960,929
Comprehensive income:
Net income	-	-	-	5,257,710	-	5,257,710

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,773,033)	(1,773,033)

Less reclassification
adjustment, net of income
tax of $5,489	-	-	-	-	10,656	10,656

Comprehensive income						3,495,333

Cash dividends paid $1.65
per share	-	-	-	(2,629,752)	-	(2,629,752)

Exercise of stock options	4,504	4,504	135,197	-	-	139,701

Common stock repurchased	(44,500)	(44,500)	(2,165,380)	-	-	(2,209,880)

Balance at December 31, 2005	1,587,464	1,587,464	1,634,087	43,004,099	(1,469,319)	44,756,331

Comprehensive income:
Net income	-	-	-	5,278,737	-	5,278,737

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	838,995	838,995

Comprehensive income						6,117,732

Cash dividends paid $1.68
per share	-	-	-	(2,637,790)	-	(2,637,790)

Exercise of stock options	3,383	3,383	92,636	-	-	96,019

Common stock repurchased	(25,405)	(25,405)	(1,244,845)	-	-	(1,270,250)

Balance at December 31, 2006	1,565,442	1,565,442	481,878	45,645,046	(630,324)	47,062,042

Comprehensive income:
Net income	-	-	-	5,452,690	-	5,452,690

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,023,453	1,023,453

Comprehensive income						6,476,143

Cash dividends paid $1.80
per share	-	-	-	(2,796,233)	-	(2,796,233)

Compensation expense for
restricted stock	-	-	28,760	-	-	28,760

Tax benefit arising from exercise
of director stock options	-	-	9,358	-	-	9,358

Exercise of stock options	4,812	4,812	151,808	-	-	156,620

Issuance of new stock	2,274	2,274	122,796	-	-	125,070

Common stock repurchased	(25,977)	(25,977)	(632,047)	(770,711)	-	(1,428,735)

Balance at December 31, 2007	1,546,551	$1,546,551	$162,553	$47,530,792	$393,129	$49,633,025
	========	========	=========	=========	=============	=========
The accompanying notes are an integral part of these financial statements.

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation:  The consolidated financial statements include First Pulaski National Corporation (the "Corporation") and its wholly owned subsidiary, First National Bank of Pulaski (the "Bank"), as well as the Bank's wholly owned subsidiary First Pulaski Reinsurance Company ("FPRC"), together referred to as "the Company."  Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its offices in Giles, Lincoln and Marshall Counties in Tennessee.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (or with U.S. generally accepted accounting principles) management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows:  Cash and cash equivalents includes cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Interest-Bearing Deposits in Other Financial Institutions:  Interest‑bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities:  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method with premiums amortized to the call date, if applicable, and discounts amortized to maturity date.  Prepayments are anticipated in the amortization of premiums and discounts for mortgage backed securities.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other‑than‑temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using a method to approximate the level-yield method.

Note 1 - Summary of Significant Accounting Policies - (Continued)

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Mortgage Banking: The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2007 and 2006, totaling $559,100 and $418,260, respectively.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans over $250,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line and accelerated methods with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line and accelerated method with useful lives ranging from 3 to 7 years.

Note 1 - Summary of Significant Accounting Policies - (Continued)

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain directors and key executives. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)("Issue"). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company's ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company's financial condition or results of operation

Long-Term Assets: Premises and equipment, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

Note 1 - Summary of Significant Accounting Policies - (Continued)

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Stock-Based Compensation, for the year ended December 31, 2005:

Net income as reported	$5,257,710
Deduct: Stock based compensation expense
determined under fair value based method	25,514
$5,232,196
===========

Basic earnings per share as reported	$3.29
Pro-forma basic earnings per share	3.28

Diluted earnings per share as reported	3.28
Pro-forma diluted earnings per share	3.26

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Company's financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Retirement Plans: Employee profit sharing plan expense is the amount contributed by the Company. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service. The present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility date.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options as well as restricted common stock.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

Note 1 - Summary of Significant Accounting Policies - (Continued)

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards: In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets ("DIG Issue B40"). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 during 2008 and the impact of adoption was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not expect the impact of SFAS No. 159 to be material.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued

Note 1 - Summary of Significant Accounting Policies - (Continued)

liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company adopted this issue during 2008 and the impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

Note 2 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross		Gross
	Fair	Unrealized		Unrealized
2007	Value	Gains		Losses

U.S. Government agencies	$62,690,424	$552,254		$37,522
Obligations of states and
political subdivisions	81,779,053	416,775		212,706
Mortgage-backed securities	3,938,928	14,397		4,583
Other debt securities	3,468,690	1,206		94,614

Total debt securities	151,877,095	984,632	-	349,425

Equity Securities	2,022,945	-		-

Total	$153,900,040	$984,632		$349,425
	============	===========		===========

2006
U.S. Government agencies	$67,682,018	$40,213		$536,185
Obligations of states and
political subdivisions	71,965,406	222,123		649,178
Mortgage-backed securities	1,107,218	16,345		8,452
Other debt securities	6,436,830	6,249		110,922

Total	$147,191,472	$284,930		$1,304,737
	============	===========		===========

Sales of available for sale securities were as follows:

	2007	2006	2005

Proceeds	$-	$-	$2,241,520
Gross gains	-	-	23,790
Gross losses	-	-	7,645

Note 2 - Securities (Continued)

The tax benefit (provision) related to these net realized gains and losses was $0, $0, and $(5,489), respectively.

The fair value of debt securities and carrying amount, if different, at year end 2007 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available
for Sale

Fair Value

Due in one year or less	$26,563,727
Due after one year through five years	72,707,695
Due after five years through ten years	45,848,683
Due after ten years	2,818,062
Mortgage-backed	3,938,928

TOTAL	$151,877,095
==========

Securities pledged at year-end 2007 and 2006 had a carrying amount of $77,196,555 and $72,246,015, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2007 and 2006, there were no holdings of securities of any one issuer, other than U.S. government agencies and U.S. government-sponsored agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

2007
	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Government
Agencies	$2,334,300	$700	$8,547,705	$36,822	$10,882,005	$37,522
Obligations of States and
Political Subdivisions	3,827,384	23,460	24,399,266	189,246	28,226,650	212,706
Mortgage-backed securities	-	-	413,926	4,583	413,926	4,583
Corporate Bonds	-	-	2,966,590	94,614	2,966,590	94,614

Total Temporarily Impaired
Securities	$6,161,684	$24,160	$36,327,487	$325,265	$42,489,171	$349,425
	==========	========	=========	========	==========	=========

2006
	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Government
Agencies	$10,778,930	$14,189	$39,167,567	$521,996	$49,946,497	$536,185
Obligations of States and
Political Subdivisions	7,413,405	27,805	37,066,448	621,373	44,479,853	649,178
Mortgage-backed securities	-	-	462,497	8,452	462,497	8,452
Corporate Bonds	1,002,050	2,629	3,625,615	108,293	4,627,665	110,922

Total Temporarily Impaired
Securities	$19,194,385	$44,623	$80,322,127	$1,260,114	$99,516,512	$1,304,737
	==========	========	=========	========	==========	=========

Note 2 - Securities (Continued)

The Company evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Since the Company has the ability and intent to hold the securities in the table above until a market price recovery or maturity, the impairment of these securities is not deemed to be other-than-temporary and it is felt that the full principal will be collected as anticipated.

The Company had a 1.9% limited partnership interest in the Morgan Keegan Mezzanine Fund, LLP. This investment is accounted for under the equity method of accounting since it is a partnership.

Note 3 - Loans

Loans at year end were as follows:

		2007	2006

	Construction and land development	$21,827,519	$11,682,386
	Commercial and industrial	30,711,886	24,288,650
	Agricultural	8,259,742	5,898,351
	Real estate loans secured by:
	Farmland	33,551,011	28,145,094
	Residential property	77,961,341	70,655,465
	Nonresidential, nonfarm	115,478,482	112,650,097
	Consumer	24,606,752	22,964,581
	Other loans	9,603,861	4,846,438

	Subtotal	322,000,594	281,131,062
Less:	Net deferred loan fees	(370,700)	(314,601)
	Allowance for loan losses	(3,467,019)	(3,473,143)

Loans, net		$318,162,875	$277,343,318
		==========	==========

Activity in the allowance for loan losses was as follows:

	2007	2006	2005

Beginning balance	$3,473,143	$3,735,255	$3,489,490
Provision for loan losses	261,391	175,468	600,942
Loans charged-off	(517,418)	(739,654)	(752,553)
Recoveries	249,903	379,220	397,376
Adjustment for off-balance
sheet credit exposures	-	(77,146)	-

Ending balance	$3,467,019	$3,473,143	$3,735,255
	=========	=========	=========

Note 3 - Loans (Continued)

Individually impaired loans were as follows:

	2007	2006

Year-end loans with no allocated allowance
for loan losses	$427,548	$583,817
Year-end loans with allocated allowance
for loan losses	-	208,595

Total	$427,548	$792,412
	========	========

Amount of the allowance for loan losses allocated	-	$198,328

	2007	2006	2005

Average of individually impaired loans during the year	$542,390	$1,616,197	$1,684,462
Interest income recognized during impairment	18,217	60,157	99,135
Cash-basis interest income recognized	18,217	60,157	99,135

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2007	2006

Loans past due over 90 days still on accrual	$-	$5,822
Nonaccrual loans	427,548	792,412

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 4 - Premises and Equipment

Year-end premises and equipment were as follows:

	2007	2006

Land	$2,706,574	$2,351,246
Buildings	14,335,726	14,013,490
Furniture and equipment	6,854,165	6,470,206
Leasehold improvements	-	54,959

	$23,896,465	$22,889,901
Less: Accumulated depreciation	$(11,947,701)	$(11,308,710)

	$11,948,764	$11,581,191
	==========	==========

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $8,600, $27,600, and $28,005 for 2007, 2006, and 2005, respectively. The Company entered into a new lease agreement in the fourth quarter of 2007 that begins in January, 2008. Rent commitments, before considering renewal options that generally are present, were as follows:

2008		$79,783
2009		99,243
2010		101,724
2011		104,267
2012		106,873

	Total	$491,890
		=======

Note 5 - Deposits

Time deposits of $100,000 or more were $178,039,509 and $144,299,770 at year-end 2007 and 2006.

Scheduled maturities of time deposits for the next five years were as follows:

2008	$274,343,571
2009	19,511,798
2010	14,158,328
2011	979,681
2012	2,973,218

Overdrafts in the amounts of $3,130,721 and $710,669 were reclassified as loans as of December 31, 2007 and 2006, respectively.

Note 6 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured by U.S. government agency securities with a carrying amount of $2,364,752 and $2,317,204 at year-end 2007 and 2006, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006	2005

Average daily balance during the year	$1,657,896	$738,491	$-
Average interest rate during the year	3.94%	4.04%	-
Maximum month-end balance during the year	$1,809,996	$1,590,757	$-
Weighted average interest rate at year-end	3.55%	4.04%	-

Note 7 - Other borrowed funds

At year end, advances from the Federal Home Loan Bank were as follows:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2007	2006	Rates	Dates

$19,552	$37,977	5.95%	2008
411,577	430,588	4.46%	2009
108,688	137,936	6.25%	2011
1,644,581	1,767,798	4.09%-7.40%	2012
1,169,739	1,190,960	5.09%	2013
171,043	186,226	6.50%	2016
114,412	122,732	4.87%	2018

$3,639,592	$3,874,217
==========	==========

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $59,695,394 and $55,464,250 of first mortgage loans under a blanket lien arrangement at year-end 2007 and 2006, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $33,413,000 at year-end 2007.

Note 7 - Other borrowed funds (Continued)

Payment Information

Required payments over the next five years are:

2008	$248,071
2009	612,492
2010	233,679
2011	218,984
2012	1,135,902

At December 31, 2007, the Company had unsecured lines of credit from correspondent banks for federal fund purchases totaling $25,000,000. No advances had been made against these lines at December 31, 2007.

Note 8 - Income Taxes

Income tax expense (benefit) was as follows:

	2007	2006	2005

Current expense
Federal	$1,599,596	$1,534,235	$1,598,875
State	486,817	395,404	511,633
Deferred expense
Federal	(187,032)	(52,807)	(134,077)
State	(38,242)	(11,508)	(203,830)

Total	$1,861,139	$1,865,324	$1,772,601
	===========	===========	===========

Effective tax rates differ from federal statutory rate of 34% applied to income before taxes due to the following:

	2007	2006	2005

Federal taxes at statutory rate	$2,486,702	$2,428,981	$2,391,002
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(821,302)	(726,372)	(694,208)
State income taxes, net of federal
income tax benefit	296,060	260,967	133,848
Others, net	(100,321)	(98,252)	(58,041)

Provision for Income Taxes	$1,861,139	$1,865,324	$1,772,601
	==========	==========	==========

Note 8 - Income Taxes (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2007	2006

Deferred tax assets:
Allowance for loan losses	$1,029,942	$995,941
Director benefit plans	495,901	408,982
SFAS 115 equity adjustment	-	389,482
Deferred loan fees	141,941	-
Other	179,815	147,524

Gross Deferred Tax Assets	1,847,599	1,941,929

Deferred tax liabilities:
SFAS 115 equity adjustment	242,077	-
Other securities	300,005	261,622
Other	53,814	22,319

Gross Deferred Tax Liabilities	595,896	283,941

Net Deferred Tax Asset	$1,251,703	$1,657,988
	==========	==========

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

Unrecognized Tax Benefits

The amount of unrecognized tax benefits was $29,284 at both December 31, 2007 and 2006. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any material amount accrued for interest and penalties for the year ended December 31, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The Company first filed income tax returns in Alabama in 2005 and 2006. These returns are subject to examination. The registrant is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2004.

Note 9 - Benefit Plans

Profit Sharing Plan: The Bank has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. According to the plan, the Bank's contribution will not be less than 10% or no more than 15% of net income before taxes, with an overall limitation not to exceed 15% of the total salary of all the participants. The plan expense was $719,844, $703,759 and $673,730 in 2007, 2006 and 2005, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over 15 years, beginning with the individual's retirement, death or disability. A liability is accrued for the obligation under this plan. The expense incurred for the deferred compensation for each of the last three years was $266,402, $254,395 and $176,873 resulting in a deferred compensation liability of $1,295,118, $1,068,118, and $840,415.

Note 9 - Benefit Plans (Continued)

Employee Stock Purchase Plan: The 1994 Employee Stock Purchase Plan (the "1994 Employee Plan") permits the granting of rights to eligible employees of the Corporation to acquire stock. A total of 150,000 shares were reserved under this plan. The Company has agreed to pay 3% of the interest rate cost, up to a maximum of $18,000 per year for all participants, if the employee chooses to purchase shares under the 1994 Employee Plan and borrows the funds to purchase the shares from the Company. The employee may also choose to purchase the shares with cash. The Company has a policy of using outstanding shares to satisfy purchases of stock made under the 1994 Employee Plan, if available. If currently available shares are not sufficient to cover these purchases, then new shares are issued to satisfy these purchases. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

	Years of Service and
	Number of Shares
Position	Under 10 years	Over 10 years
Vice-Presidents and above	200	250
All other Officers	125	175
Non-Officers	75	125

The expense related to the 1994 Employee Plan was not material in 2007, 2006 or 2005.

Note 10 - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2007	2006	2005

Directors' fees and expense	$440,002	$432,045	$398,524
Stationery and supplies	203,679	208,898	178,472
Insurance	141,563	123,490	136,855
Collection and professional fees	468,256	211,515	302,181
Postage	161,982	161,627	147,550
Data processing expense	300,750	262,406	184,100
Other	1,150,708	1,143,855	1,135,861

	$2,866,940	$2,543,836	$2,483,543
	===========	===========	===========

Note 11 - Related Party Transactions

Beginning balance	$1,864,116
New loans	1,206,195
Effect of changes on composition of related parties	(61,378)
Repayments	(906,765)

Balance at end of year	$2,102,168
===========

Deposits from principal officers, directors, and their affiliates at year-end 2007 and 2006 were $5,565,000 and $5,641,000, respectively.

Note 12 - Stock-based Compensation

Bank employees (and in prior years, non-employee directors) may be granted options or rights to purchase shares of the Corporation's common stock under the Corporation's stock option and employee stock purchase plans.

The 2007 Equity Incentive Plan (the "2007 Plan") was approved by the Company's shareholders at its annual meeting of shareholders held on April 26, 2007. A total of 100,000 shares were reserved under the 2007 Plan, of which the Company awarded 8,250 shares of restricted stock to certain employees of the Company. The forfeiture restrictions with respect to these awards lapse on the one year anniversary of the date of grant. Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse.

The 1997 Stock Option Plan (the "1997 Plan") permitted the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 27,500 were granted. These options expire generally 10 years from the date of grant. The 1997 Plan expired in the second quarter of 2007.

The 1994 Outside Directors' Stock Option Plan (the "1994 Directors' Plan") permitted the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares was granted annually upon becoming a member of the Board of Directors, of which 250 shares were immediately exercisable and the remaining 250 shares were exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee was still serving as an outside director. In addition, each outside director upon first becoming a board member received an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expired ten years from the date of grant. During 2003, the Board terminated this Plan. At the time of termination, options to purchase 66,160 shares under the plan had not been granted.

A summary of the stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan for 2007 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Outstanding at January 1, 2007	22,064	$38.11

Granted	-	-
Exercised	(4,812)	32.55
Expired	-	-

Outstanding December 31, 2007	17,252	$39.67	3.2	$264,554
	========	========	========	=======

Vested	17,252	39.67	3.2	$264,554

Exercisable at December 31, 2007	17,252	$39.67	3.2	$264,554
	========	========	========	=======

Note 12 - Stock-based Compensation (Continued)

Information related to stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan during each year follows:

	2007	2006	2005

Intrinsic value of options exercised	$108,040	$73,131	$85,499
Cash received from option exercises	156,620	96,019	139,701
Tax benefit realized from option exercises	9,358	6,560	32,737
Weighted average fair value of options granted	-	-	-

As of December 31, 2007, there were no nonvested stock options therefore there was no unrecognized compensation cost related to nonvested stock options granted under the Plans. No compensation cost has been charged against income for these plans related to stock options for 2007, 2006 and 2005. The Company has a policy to issue new shares to satisfy the exercise of share options.

The 2007 Plan provides for the issuance of restricted shares to employees, directors and contractors of the Company. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the price, of which the Company is aware, at which the Company's Common Stock was traded on a date closest to the award date. These restricted shares vest at the rate of twenty percent on each anniversary of the grant date. Compensation expense of $28,760 has been charged against income for this plan in 2007 related to the grants of restricted shares. Total shares issuable under the 2007 plan are 91,750 at year end 2007, and 8,250 restricted shares were issued in 2007.

A summary of changes in the Company's nonvested shares for the year follows:

Weighted-Average
Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	-	$-
Granted	8,250	55.00
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2007	8,250	$55.00
	==========	=============

As of December 31, 2007, there was $424,990 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 4.7 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $0 for all three years.

Note 13 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2007, the Company and Bank meet all capital adequacy requirements to which it is subject.

Note 13 - Regulatory Capital Matters (Continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2007
Total Capital to risk weighted assets
FPNC	$52,759	13.96%	$30,226	>	8.00%	N/A
FNB	51,862	13.72	30,222	>	8.00	37,778	>	10.00%
Tier I (Core) Capital to risk weighted assets
FPNC	49,215	13.03	15,113	>	4.00	N/A
FNB	48,318	12.79	15,111	>	4.00	22,667	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,215	9.49	20,742	>	4.00	N/A
FNB	48,318	9.32	20,740	>	4.00	25,925	>	5.00

As of December 31, 2006
Total Capital to risk weighted assets
FPNC	$51,207	15.26%	$26,844	>	8.00%	N/A
FNB	50,612	15.09	26,840	>	8.00	33,550	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	47,657	14.20	13,422	>	4.00	N/A
FNB	47,062	14.03	13,420	>	4.00	20,130	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	47,657	9.99	19,089	>	4.00	N/A
FNB	47,062	9.86	19,087	>	4.00	23,859	>	5.00

Dividend Restrictions - The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2008, the Bank could, without prior approval, declare dividends of approximately $2,933,000 plus any 2008 net profits retained to the date of the dividend declaration.

Note 14 - Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists

Note 14 - Loan Commitments and Other Related Activities (Continued)

up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2007		2006

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$523,000	$1,090,000	$2,013,400	$575,000
Unused Lines of credit	24,675,739	33,243,106	22,901,096	28,419,556
Standby letters of credit	1,279,516	-	1,656,855	-
Mortgage loans sold with repurchase
requirements outstanding	5,775,046	-	7,059,087	-

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 7.25% to 9.00% and maturities ranging from 1 year to 5 years.

Note 15 - Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and short-term investments	$27,896	$27,896	$30,532	$30,532
Securities	153,900	153,900	147,191	147,191
Loans	321,630	322,149	280,816	279,116
Less: allowance for loan losses	(3,467)	(3,467)	(3,473)	(3,473)
Federal Home Loan Bank stock	1,467	1,467	1,467	1,467
Accrued interest receivable	4,862	4,862	4,174	4,174
Company-owned life insurance	8,269	8,269	7,774	7,774

Financial liabilities:
Deposits	469,008	470,797	426,475	426,118
Securities sold under repurchase agreements	1,726	1,726	1,409	1,409
Other borrowed funds	3,640	3,760	3,874	3,857
Accrued interest payable	3,030	3,030	2,861	2,861

Off-balance-sheet credit-related items:
Loan commitments	-	-	-	-

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is not

Note 15 - Fair Values of Financial Instruments (Continued)

considered material. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

Note 16 - Parent Company Only Condensed Financial Information

Condensed financial information of First Pulaski National Corporation follows:

CONDENSED BALANCE SHEETS
	December 31,

ASSETS	2007	2006

Cash	$764,945	$515,019
Investment in subsidiary, at equity	48,736,315	46,467,386
Other assets	143,497	81,177

TOTAL ASSETS	$49,644,757	$47,063,582
	===========	===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$11,732	$1,540

Total Liabilities	11,732	1,540

Shareholders' Equity	49,633,025	47,062,042

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,644,757	$47,063,582
	===========	===========

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,

	2007	2006	2005

INCOME
Dividends from subsidiary	$4,296,234	$3,637,790	$4,629,753
Other income	75	25	14,970

	4,296,309	3,637,815	4,644,723

EXPENSES
Other expense	144,330	76,396	148,558

Income before income tax and undistributed
subsidiary income	4,151,979	3,561,419	4,496,165
Income tax benefits	(55,235)	(29,719)	(45,251)
Equity in undistributed earnings of subsidiary	1,245,476	1,687,599	716,294

NET INCOME	$5,452,690	$5,278,737	$5,257,710
	==========	==========	==========

Note 16 - Parent Company Only Condensed Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,452,690	$5,278,737	$5,257,710
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiary	(1,245,476)	(1,687,599)	(716,294)
Stock-based compensation expense	28,760	-	-
(Increase) decrease in other assets	(62,320)	(4,073)	522,332
Increase (decrease) in other liabilities	10,192	-	(199,740)

Cash Provided by Operating Activities	4,183,846	3,587,065	4,864,008

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,796,233)	(2,637,790)	(2,629,753)
Proceeds from issuance of common stock	281,690	96,019	139,702
Common stock repurchased	(1,428,735)	(1,270,250)	(2,209,880)
Tax benefit arising from exercise of director common stock options	9,358	-	-

Cash Used by Financing Activities	(3,933,920)	(3,812,021)	(4,699,931)

INCREASE (DECREASE) IN CASH, net	249,926	(224,956)	164,077
CASH, beginning of year	515,019	739,975	575,898

CASH, end of year	$764,945	$515,019	$739,975
	===========	===========	===========

Note 17 - Earnings Per Share

The factors used in the earnings per share computation follow:

	2007	2006	2005

Basic
Net income	$5,452,690	$5,278,737	$5,257,710
Weighted average common
shares outstanding	1,552,998	1,572,535	1,596,695
	========	========	========
Basic earnings per common share	$3.51	$3.36	$3.29
	========	========	========
Diluted
Net income	$5,452,690	$5,278,737	$5,257,710
Weighted average common
shares outstanding for basic
earnings per common share	1,552,998	1,572,535	1,596,695
Add: Dilutive effects of assumed
exercises of stock options	5,921	5,486	7,213

Average shares and dilutive
potential common shares	1,558,919	1,578,021	1,603,908
	========	========	========
Diluted earnings per common share	$3.50	$3.35	$3.28
	========	========	========

All stock options were considered in computing diluted earnings per share since none were anti-dilutive.

Note 18 - Quarterly Financial Data (Unaudited)
	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted

	(in thousands, except per share amounts)
2007
First quarter	$7,935	$4,063	$1,316	$0.84	$0.84
Second quarter	8,287	4,193	1,368	0.88	0.88
Third quarter	8,588	4,229	1,476	0.95	0.95
Fourth quarter	8,689	4,237	1,293	0.84	0.83

2006
First quarter	$6,694	$3,895	$1,250	$0.79	$0.79
Second quarter	7,045	3,941	1,373	0.87	0.87
Third quarter	7,493	4,005	1,374	0.88	0.87
Fourth quarter	7,704	4,015	1,282	0.82	0.82

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

The report of the Corporation's management on the Corporation's internal control over financial reporting is set forth on page 31 of this Annual Report on Form 10-K.

There were no changes in the Corporation's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders. The information required by this item with respect to executive officers is set forth below:
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

The information required by this section with respect to transactions in the Corporation's common stock is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's code of conduct is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors - Code of Conduct" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders.

Item 11.  EXECUTIVE COMPENSATION.

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item is contained under the caption "Proposal No. 1 Election of Directors - Director Independence" and "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal accountant is incorporated herein by reference to the section titled "Independent Registered Public Accounting Firm - Fees Incurred by the Corporation from its Independent Registered Accounting Firm During 2007 and 2006" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2008 Annual Meeting of Shareholders.

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

                                                                                                                   FIRST PULASKI NATIONAL CORPORATION

                                                                                                                   By:/s/Mark A. Hayes
                                                                                                                   Mark A. Hayes
March 11, 2008                                                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/James T. Cox James T. Cox	Chairman of the Board and Director	March 11, 2008

/s/Mark A. Hayes Mark A. Hayes	CEO, President and Director (Principal Executive Officer)	March 11, 2008

/s/Tracy Porterfield Tracy Porterfield	Chief Financial Officer, Secretary/Treasurer (Principal Financial Officer and Accounting Officer)	March 11, 2008

/s/David E. Bagley David E. Bagley	Director	March 11, 2008

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 11, 2008

/s/Wade Boggs Wade Boggs	Director	March 11, 2008

/s/James H. Butler James H. Butler	Director	March 11, 2008

/s/Greg. G. Dugger, DDS Greg G. Dugger, DDS	Director	March 11, 2008

/s/Charles D. Haney Charles D. Haney, MD	Director	March 11, 2008

/s/Linda Lee Rogers Linda Lee Rogers	Director	March 11, 2008

/s/R. Whitney Stevens, Jr. R. Whitney Stevens, Jr.	Director	March 11, 2008

/s/Bill Yancey Bill Yancey	Director	March 11, 2008

INDEX TO EXHIBITS

EXHIBIT
NUMBER

3.1     Charter of the First Pulaski National Corporation (incorporated by reference to Amendment No. 1 to First Pulaski National Corporation's Registration Statement No. 000-10974 on Form 8-A/A).

3.2      Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filingpurposes (incorporated by reference to the First Pulaski National Corporation's Registration Statement on Form S-4 No. 33-68448)).

10.1    Form of First Pulaski National Corporation Incentive Stock Option Agreement (incorporated by reference to the First Pulaski National Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). +

10.2    Directors and Named Executive Officer Compensation Summary.+*

10.3    Directors' Deferred Compensation Plan.+(1)

10.4    Form of Adoption Agreement.+(1)

10.5    Form of Amendment No. 1 to Adoption Agreement. +(1)

10.6    Form of Amendment No. 2 to Adoption Agreement.+(1)

10.7    First Pulaski National Corporation 2007 Equity Incentive Plan.+(2)

10.8    Amended and Restated Directors' Deferred Compensation Plan. +

10.9    Amended and Restated Form of Adoption Agreement. +

10.10  First Pulaski National Corporation 2007 Equity Incentive Plan .+ (3)

10.11  Form of Restricted Stock Agreement.+ (4)

21.1    List of Subsidiaries.*

23.1    Consent of Crowe Chizek and Company, LLC.*

23.2    Consent of Putman & Hancock.*

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

(2) Incorporated herein by reference to the Corporation's Proxy Statement filed with the Securities and Exchange Commission on April 10, 2007.

(3) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2007.

(4) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 7, 2007.