Form 10-Q
period 2008-03-31
FIRST PULASKI NATIONAL CORP
filed 2008-05-12
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2008

or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

       Common Stock, $1.00 par value -- 1,546,551 shares outstanding as of May 1, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS
	March 31,	December 31,
	2008	2007

Cash and due from banks	$16,364,115	$11,297,523
Federal funds sold	16,387,000	16,069,000
Cash and cash equivalents	32,751,115	27,366,523

Interest bearing balances with banks	527,992	529,567
Securities available for sale	163,937,099	153,900,040

Loans
Loans held for sale	625,020	559,100
Loans net of unearned income	321,741,699	321,070,794
Allowance for loan losses	(3,554,377)	(3,467,019)
Total net loans	318,812,342	318,162,875

Bank premises and equipment	15,691,917	11,948,764
Accrued interest receivable	4,736,683	4,862,241
Other real estate	488,750	671,911
Federal Home Loan Bank Stock	1,486,200	1,467,100
Company-owned life insurance	8,344,132	8,268,688
Prepayments and other assets	2,731,548	2,762,886
TOTAL ASSETS	$549,507,778	$529,940,595
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$65,233,293	$59,298,488
Interest bearing balances	422,316,907	409,709,711
Total deposits	487,550,200	469,008,199

Securities sold under repurchase agreements	1,396,108	1,726,486
Other borrowed funds	3,578,865	3,639,592
Accrued taxes	218,502	417,263
Accrued interest on deposits	3,136,013	3,030,415
Other liabilities	2,451,408	2,485,615

TOTAL LIABILITIES	498,331,096	480,307,570

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,546,551 and 1,546,551 shares issued and outstanding, respectively	1,546,551	1,546,551
Capital surplus	187,304	162,553
Retained earnings	48,063,353	47,530,792
Accumulated other comprehensive income, net	1,379,474	393,129

TOTAL SHAREHOLDERS' EQUITY	51,176,682	49,633,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$549,507,778	$529,940,595
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME:
Loans, including fees	$6,722,185	$6,159,432
Investment securities	1,714,092	1,581,001
Federal funds sold	132,324	190,959
Interest on deposits	4,464	3,566
Total interest income	8,573,065	7,934,958

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	151,716	151,133
Savings & MMDAs	258,165	358,675
Time	3,812,571	3,296,490
Repurchase agreements	11,860	15,979
Borrowed funds	46,841	50,130
Total interest expense	4,281,153	3,872,407

NET INTEREST INCOME	4,291,912	4,062,551

Provision for loan losses	205,000	6,391

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,086,912	4,056,160

NON-INTEREST INCOME:
Service charges on deposit accounts	626,108	568,907
Commissions and fees	111,147	96,327
Other service charges and fees	114,038	97,019
Income on company-owned life insurance	75,444	43,734
Gains (losses) on sale of other assets	9,821	(668)
Mortgage banking income	100,391	79,384
Dividends and other income	32,377	155,471
Total non-interest income	1,069,326	1,040,174

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
	For Three Months Ended
	March 31,
	2008	2007
NON-INTEREST EXPENSES:
Salaries and employee benefits	$2,123,944	$1,919,806
Occupancy expense, net	375,772	341,303
Furniture and equipment expense	178,871	177,470
Advertising and public relations	179,688	161,951
Other operating expenses	752,377	674,124
Total non-interest expenses	3,610,652	3,274,654

Income before taxes	1,545,586	1,821,680
Applicable income taxes	316,131	505,434

NET INCOME	$1,229,455	$1,316,246
	=============	=============
Earnings per common share:
Basic	$0.79	$0.84
Diluted	$0.79	$0.84

Dividends per common share	$0.45	$0.45

Weighted average shares for period	1,546,551	1,558,556
Weighted diluted average shares for period	1,551,530	1,565,330

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2008

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, December 31, 2007	$1,546,551	$162,553	$47,530,792	$393,129	$49,633,025

Comprehensive income:
Net Income			1,229,455		1,229,455

Change in unrealized
gains (losses) on available
for sale securities, net of tax				986,345	986,345

Comprehensive income					2,215,800

Cash Dividends
($0.45 per share)			(696,894)		(696,894)

Compensation expense for
restricted stock		24,751			24,751

Balance, March 31, 2008	$1,546,551	$187,304	$48,063,353	$1,379,474	$51,176,682
	===========	===========	============	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,229,455	$1,316,246
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	205,000	6,391
Depreciation of premises and equipment	191,252	186,573
Amortization and accretion of investment securities, net	29,952	82,431
Deferred income tax benefit	(88,493)	(9,538)
(Gain) loss on sale of other assets	(9,821)	668
Stock-based compensation expense	24,751	-
Federal Home Loan Bank stock dividend	(19,100)	-
Loans originated for sale	(4,108,237)	(3,101,625)
Proceeds from sale of loans	4,042,317	3,191,885
Gain on sale of loans	(100,391)	(79,384)
Increase in cash surrender value of life insurance	(75,444)	(43,734)
Decrease (increase) in accrued interest receivable	125,558	(301,594)
(Increase) decrease in prepayments/other assets	(490,610)	128,693
Increase (decrease) in accrued interest payable	105,598	(122,081)
(Decrease) increase in accrued taxes	(198,761)	118,298
(Decrease) increase in other liabilities	(34,207)	146,313
Net cash from operating activities	828,819	1,519,542

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	28,226,483	18,440,240
Purchase of investment securities available for sale	(36,696,708)	(35,951,874)
Decrease (increase) in interest bearing balances with banks	1,575	1,197,955
Net increase in loans	(688,296)	(4,373,492)
Purchase of company-owned life insurance	-	(235,100)
Capital expenditures	(3,934,405)	(577,880)
Proceeds from sale of other real estate	193,122	6,930
Net cash used by investing activities	(12,898,229)	(21,493,221)

Cash flows from financing activities:
Net increase in deposits	18,542,001	12,344,629
Cash dividends paid	(696,894)	(700,985)
Payments to repurchase common stock	-	(423,390)
Net (decrease) increase in securities sold under repurchase agreements	(330,378)	268,702
Borrowings repaid	(60,727)	(57,438)
Net cash from financing activities	17,454,002	11,431,518

Net decrease in cash and cash equivalents	5,384,592	(8,542,161)
Cash and cash equivalents at beginning of period	27,366,523	28,974,881
Cash and cash equivalents at end of period	$32,751,115	$20,432,720
	=============	=============
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
       Bank employees may be granted options, restricted shares or rights to purchase shares of the registrant's common stock under the registrant's equity incentive and employee stock purchase plans.
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan. No shares were sold under the 1994 Plan during the first quarter of 2008.
       As there are no unvested stock options as of January 1, 2008, and no stock options were granted in the first quarter of 2008, there was no share-based compensation expense or tax benefit recorded in the first quarter of 2008 related to stock options, however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the issuance of restricted shares. In addition there was no unrecognized compensation costs related to stock options at March 31, 2008.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2007 fiscal year and the first three months of 2008:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2007	22,064	$38.11

Granted	-
Exercised	(4,812)	32.55
Expired	-	-
Outstanding December 31, 2007	17,252	$39.67
	==========	===========
Exercisable December 31, 2007	17,252	$39.67
	==========	===========

Outstanding December 31, 2007	17,252	$39.67
Granted	-
Exercised	-	-
Expired	-	-
Outstanding March 31, 2008	17,252	$39.67
	==========	===========
Exercisable March 31, 2008	17,252	$39.67
	==========	===========

       The aggregate intrinsic value of outstanding options shown in the table at March 31, 2008 was approximately $265,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to March 31, 2008. The weighted average remaining term of the stock options in the table above was 3.0 years as of March 31, 2008.
       Cash received from the exercise of stock options during the three months ended March 31, 2008 and 2007 was $0 and $0, respectively. The total intrinsic value of stock options exercised was $0 and $0, respectively for the three months ended March 31, 2008 and 2007.
       At March 31, 2008, the registrant had 89,500 shares reserved for award under its 2007 Equity Incentive Plan, (the "2007 Plan") that was approved by the registrant's shareholders at the registrant's annual meeting of shareholders held on April 26, 2007. During the first quarter of 2008 the registrant awarded 2,250 shares of restricted stock to certain employees of the Bank. The forfeiture restrictions with respect to these awards lapse at the rate of twenty percent on each anniversary of the grant date. Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the three months ended March 31, 2008, the registrant recognized $24,751 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the three months ended March 31, 2008 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	8,250	$55.00
Granted	2,250	55.00
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2008	10,500	$55.00
	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At March 31, 2008, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

Note 3

       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2008 was not material.
       In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The registrant did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
       In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accruedliability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The registrant adopted this issue during 2008 and the impact of adoption was not material.
       On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard during 2008 did not have a material impact.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 4

       SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

       The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at March 31, 2008 Using
Significant
		Quoted Prices in	Other
		Active Markets for	Observable
	March	Identical Assets	Inputs
	31, 2008	(Level 1)	(Level 2)
Assets:
Available for sale securities	$163,937,099	$1,924,000	$162,013,099

Assets and Liabilities Measured on a Non-recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value
Measurements at
March 31, 2008 Using
Significant
Unobservable
Inputs
(Level 3)
Assets:
Loans held for sale	$625,020
Impaired Loans	$500,538

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The registrant originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Accordingly, no valuation allowance was made in the quarter.
       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, did not have any specific reserve allocation for the first quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the annual report of the registrant on Form 10-K for the year ended December 31, 2007, which report was filed with the Securities and Exchange Commission on March 17, 2008. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "expect," "should," "could," "may", "plan," "intend", "believe", "likely" and "seek" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's 2007 Annual Report on Form 10-K and, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in the registrant's market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) uncertainty of the registrant's expansion into Alabama, (vi) risks inherent in originating loans, including prepayment risks, (vii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (viii) changes in the legislative and regulatory environment and (ix) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

Critical Accounting Policies

      The accounting principles the registrant follows and its methods of applying these principles conform to accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of the allowance for loan losses, the registrant has made judgments and estimates that have significantly impacted the financial position and results of operations.
       The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses on existing loans. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The registrant's methodology of assessing the appropriateness of the allowance consists of several elements, which include the historical allowance and specific allowances as described below.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       The historical allowance is calculated by applying loss factors to outstanding loans. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on the registrant's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.
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

OVERVIEW

       Total assets of the registrant continued to grow in the first three months of 2008 as total assets grew by approximately $19.6 million, or 3.7 percent when compared to December 31, 2007. The Bank saw its loan demand slow in the first quarter of 2008 as loans increased $0.7 million, or 0.2% when compared to December 31, 2007. Much of the growth in assets was in investment securities as these assets grew $10.0 million, or 6.5%, in the first quarter of 2008. This growth in assets was funded primarily by an increase in deposits as total deposits increased $18.5 million, or 4.0 percent, in the first quarter of 2008. The loan portfolio continued to show strong credit quality resulting in net charged-off loans of $117,600 in the first three months of 2008, resulting in an annualized charge-off ratio of 0.15%. Net income decreased approximately $87,000 to $1,229,455, or $0.79 per diluted share, in the first quarter of 2008 as compared to the same period of 2007. Net interest income increased approximately $229,000 in the first three months of 2008 as compared to the same period of 2007 although the net interest margin fell to 3.72 percent in the first three months of 2008 as compared to 3.86 percent in the first three months of 2007. Intense local competition in both loan and deposit pricing and declining short-term interest rates were the primary contributors to the decrease in the net interest margin in 2008. Management expects pressure to continue on the net interest margin throughout 2008 as this aggressive competition is likely to continue.
       In January 2008, the registrant's bank subsidiary First National Bank of Pulaski (the "bank") opened an office in Huntsville, Alabama, which is the first urban market in which the bank has opened an office and the first office located outside the state of Tennessee. The bank also opened an office in Athens, Alabama in April 2008. The opening of these two offices had a negative impact upon net income in the first quarter of 2008 as expenses associated with these offices exceeded the income generated during the period. Salaries and employee benefits expense increased approximately $204,000 in the first quarter of 2008 as compared to the same period of 2007 primarily due to increased costs incurred to staff these two new offices. Other non-interest expenses increased as well due to the opening of these two offices in north Alabama. Management believes this expansion into the north Alabama market is vital to the long-term continued growth and success of the registrant. The increased non-interest expenses caused by this expansion into these new markets is likely to continue throughout 2008 as compared to earlier periods as the Bank incurs increased personnel costs and expenses associated with the two new offices.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations

       Net income of the registrant was $1,229,455 for the first three months of 2008. This amounted to a decrease of $86,791, or 6.6 percent, compared to the first three months of 2007.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income increased $229,361, or 5.6 percent, to $4,291,912 during the first quarter of 2008 as compared to $4,062,551 for the first quarter of 2007.  Total interest income increased $638,107, or 8.0 percent, to $8,573,065 for the first quarter of 2008 as compared to $7,934,958 for the same period in 2007. The increase in total interest income was due primarily to an increase in interest and fees on loans of $562,753 along with an increase on interest earned on investment securities of $133,091 in the first quarter of 2008 as compared to the first quarter of 2007. The increase in interest and fees on loans was the result of an increase in average loans outstanding of approximately $39.6 million that was partially offset by lower yields earned on loans in the first quarter of 2008 as compared to the same period of 2007. The increase in interest on investment securities was primarily a result of an increase in the average yield in the investment portfolio in the first quarter of 2008 as compared to the first quarter of 2007 while the average investment securities held remained relatively flat.
       The increase in interest income was partially offset by an increase in total interest expense of $408,746, or 10.6 percent, to $4,281,153 for the first quarter of 2008 as compared to $3,872,407 for the same period in 2007. The increase in total interest expense was primarily due to increases in interest-bearing deposits, especially time deposits in the first quarter of 2008 as compared to the same period of 2007. The interest expense on time deposits increased $516,081 in the first quarter of 2008 as compared to the first quarter of 2007. The increase in interest expense on time deposits was due to increased average balances of $46.4 million that was partially offset by a decrease in average interest rates paid to 4.91 percent in the first quarter of 2008 as compared to 4.98 percent in the same period of 2007. This increase in interest expense on time deposits was offset somewhat by a $100,510 reduction in interest expense on savings and money market accounts in the first quarter of 2008 as compared to the same period of 2007. This reduction in interest expense on savings and money market accounts was due to a decrease in the average balance of $8.3 million as well as a decrease in average interest rates paid to 1.80 percent from 2.19 percent in the first quarter of 2008 as compared to the same period of 2007.
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
       Total non-interest income increased $29,152, or 2.8 percent, to $1,069,326 for the three-month period ended March 31, 2008 as compared to $1,040,174 for the three-month period ended March 31, 2007. The largest increase in non-interest income was a $57,201 increase in service charges on deposit accounts, primarily due to increased overdraft fees in the first quarter of 2008 as compared to the first quarter of 2007. Other increases in non-interest income included an increase of $31,710 in income on company-owned life insurance and a $21,007 increase in mortgage banking income in the first quarter of 2008 as compared to the first quarter of 2007. These increases were partially offset by a decrease in dividends and other income of $123,094 in the first quarter of 2008 as compared to the same period of 2007.
       For the three-month period ended March 31, 2008, total non-interest expenses increased $335,998, or 10.3 percent, to $3,610,652 as compared to $3,274,654 for the three-month period ended March 31, 2007. This increase was primarily due to an increase of $204,138 in salaries and employee benefits in the first quarter of 2008 as compared to the same period of 2007. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing the Huntsville and Athens offices that were opened in the first four months of 2008. Also, occupancy expense increased $34,469 in the first quarter of

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

2008 as compared to the first quarter of 2007 primarily due to the expenses associated with the Huntsville office that opened in January 2008. In addition, other operating expenses increased $78,253 in the first quarter of 2008 as compared to the same period of 2007 primarily due to increased educational and training expenses.
       The provision for loan losses for the three months ended March 31, 2008, increased $198,609 as compared to the same period of 2007, primarily a weaker local and national economy that contributed to an increase of approximately $126,700 in net loan charge-offs. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgement, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended March 31, 2008, income before taxes decreased $276,094, or 15.2 percent, to $1,545,586 as compared to $1,821,680 for the three months ended March 31, 2007.  Applicable income taxes decreased $189,303, or 37.5 percent, for the three-month period ended March 31, 2008 as compared to the same period in 2007.
       On a basic, weighted average per share basis, net income was $0.79 per share based on 1,546,551 weighted shares outstanding for the three months ended March 31, 2008 as compared to $0.84 per share based on 1,558,556 weighted shares outstanding for the same period of 2007. On a fully diluted basis, net income per share was $0.79 for the three months ended March 31, 2008 on 1,551,530 weighted shares outstanding as compared to $0.84 on 1,565,330 weighted shares outstanding for the same period of 2007.
       The reduced number of shares outstanding for the three-months ended March 31, 2008 as compared to the prior year's comparable period reflects the continuing impact of the registrant's common share repurchase program.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the three months ended March 31, 2008 (annualized) and for the year ended December 31, 2007.

	For the three months ended	For year ended
	March 31, 2008 (annualized)	December 31, 2007
Return on assets	0.93%	1.08%
Return on equity	9.93%	11.21%

Financial Condition

       The registrant's total assets increased 3.7 percent to $549,507,778 during the three months ended March 31, 2008, from $529,940,595 at December 31, 2007. Total loans were $321,741,699 at March 31, 2008, a 0.2 percent increase compared to $321,070,794 at December 31, 2007. Securities available-for-sale increased to $163,937,099 at March 31, 2008 from $153,900,040 at December 31, 2007.   At March 31, 2008, there was an unrealized gain on available-for-sale securities, net of tax, of $1,379,474, as compared to an unrealized gain on available-for-sale securities, net of tax, of $393,129 at December 31, 2007. The gains in market value of the securities portfolio present on both dates were primarily a result of the lower interest rates prevalent, especially short and medium-term interest rates, at both dates as compared to the interest rates prevalent when the securities were purchased.
       Total liabilities increased by 3.8 percent to $498,331,096 for the three months ended March 31, 2008, compared to $480,307,570 at December 31, 2007. This increase was primarily due to a $12,607,196, or 3.1

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

percent, increase in interest-bearing deposits at March 31, 2008 as compared to December 31, 2007. Non-interest bearing deposits also increased during the first quarter of 2008 by $5,934,805, or 10.0 percent.
       Non-performing assets increased to approximately $1,283,000 at March 31, 2008 as compared to approximately $1,099,000 at December 31, 2007.  Non-performing assets at March 31, 2008 included $488,750 in other real estate owned, $500,538 in non-accrual loans, and $293,307 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were no restructured loans at March 31, 2008.  At December 31, 2007, the corresponding amounts were $671,911 in other real estate owned, $427,548 in non-accrual loans, $0 in loans past due 90 days or more and accruing interest, with no loans restructured. The allowance for loan losses was 7.1 times the balance of nonaccrual loans at March 31, 2008 as compared to 8.1 times at December 31, 2007.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2008 if the above nonaccrual loans had been current in accordance with their original terms was approximately $15,000.
      Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2008, there were approximately $9,055,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $6,077,000 in loans that were classified as "substandard" and accruing interest as of March 31, 2007 and $8,025,000 of such loans at December 31, 2007.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (36 percent of the total loans) and 1-4 family residential loans (22 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (53 percent of total risk-based capital), loans secured by hotel and motel properties (33 percent of total risk-based capital), loans secured by subdivision land (32 percent of total risk-based capital) and loans secured by new single family housing construction (29 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       For the three months ended March 31, 2008, the registrant had net loan charge-offs of approximately $117,600 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.15 percent (annualized). This compares to net recoveries of charged-off loans of approximately $9,100 for

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

the three months ended March 31, 2007 for a net charge-off ratio of -0.01 percent (annualized). Both the net loans charged-off and the provision for loan losses increased in the first quarter of 2008 as compared to the same period of 2008 primarily due to worsening economic conditions in the registrant's market area. Management expects the net loan charge-offs and provision expense for loan losses for the remainder of 2008 to be higher than comparable periods in 2007 due to weakening economic conditions. Also, loan growth in the north Alabama market is likely to increase provision expense for loan losses in 2008 as compared to 2007.
       The total allowance for loan losses increased to $3,554,377 as of March 31, 2008 from $3,467,019 as of December 31, 2007. The ratio of the allowance for loan losses to total loans outstanding was 1.10% at March 31, 2008 as compared to 1.08% at December 31, 2007. Management believes that the allowance for loan losses is adequate to cover losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $5,384,592 between December 31, 2007 and March 31, 2008.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $18,095,000 at March 31, 2008, representing 11.0 percent of the registrant's investment portfolio as compared to $31,799,000, or 19.3 percent, one year earlier and $26,564,000, or 17.3 percent, at December 31, 2007. The amount of securities maturing in one year or less as of March 31, 2008 returned to historical levels seen prior to 2005. The higher amount of securities maturing in one year or less at March 31, 2007 and December 31, 2007 were primarily a result of the maturing of callable securities that were purchased during the 2002-2004 timeframe and that were not called due to the rising rate environment that was prevalent at that time. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2008, the registrant had approximately $131,800,000 in loans maturing within one year. The registrant had $16,387,000 in federal funds sold on March 31, 2008, compared to $16,069,000 as of December 31, 2007.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

	Amount at
	March 31, 2008	December 31, 2007
Commitments to extend credit	$65,818,669	$59,531,845
Standby letters of credit	2,291,033	1,279,516
Mortgage loans sold with repurchase
requirements outstanding	4,632,948	5,775,046

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2008, the registrant had total borrowings of $3,578,865 and had approximately $30,990,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $25,000,000 in federal funds lines available from correspondent banks.
       The registrant originates residential mortgage loans for sale in the secondary market which it may be required to repurchase if a default occurs with respect to the payment of any of the first four installments of principal and interest after a loan is sold and the default continues for a period of 90 days.

Capital Adequacy

       The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have established risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banks. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Pulaski National Corporation ("FPNC") and First National Bank of Pulaski ("FNB") must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. FPNC's and FNB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
       Management believes, as of March 31, 2008 and December 31, 2007, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of March 31, 2008 and December 31, 2007.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of March 31, 2008
Total Capital to risk weighted assets
FPNC	$53,408	13.86%	$30,820	>	8.00%	N/A
FNB	52,456	13.62	30,816	>	8.00	38,520	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	49,777	12.92	15,410	>	4.00	N/A
FNB	48,825	12.68	15,408	>	4.00	23,112	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,777	9.35	21,292	>	4.00	N/A
FNB	48,825	9.17	21,290	>	4.00	26,613	>	5.00

As of December 31, 2007
Total Capital to risk weighted assets
FPNC	$52,759	13.96%	$30,226	>	8.00%	N/A
FNB	51,862	13.72	30,222	>	8.00	37,778	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	49,215	13.03	15,113	>	4.00	N/A
FNB	48,318	12.79	15,111	>	4.00	22,667	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,215	9.49	20,742	>	4.00	N/A
FNB	48,318	9.32	20,740	>	4.00	25,925	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of March 31, 2008, a -200 basis point rate shock was estimated to increase net interest income approximately $84,000, or 0.5 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $924,000, or 5.2 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.6 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 6.5 percent, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended March 31, 2008.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) None

     (b) None

     (c) None

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

                                                                                            FIRST PULASKI NATIONAL CORPORATION

Date:  May 12, 2008                                                            /s/Mark A. Hayes
                                                                                            Mark A. Hayes, Chief Executive Officer

Date:  May 12, 2008                                                            /s/Tracy Porterfield
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