Form 10-Q
period 2008-06-30
FIRST PULASKI NATIONAL CORP
filed 2008-08-11
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2008

or

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

       Common Stock, $1.00 par value -- 1,549,575 shares outstanding as of August 1, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS
	June 30,	December 31,
	2008	2007

Cash and due from banks	$16,546,641	$11,297,523
Federal funds sold	11,914,000	16,069,000
Cash and cash equivalents	28,460,641	27,366,523

Interest bearing balances with banks	531,160	529,567
Securities available for sale	152,718,606	153,900,040

Loans
Loans held for sale	1,091,852	559,100
Loans net of unearned income	352,483,416	321,070,794
Allowance for loan losses	(3,907,940)	(3,467,019)
Total net loans	349,667,328	318,162,875

Bank premises and equipment	16,002,759	11,948,764
Accrued interest receivable	4,438,498	4,862,241
Other real estate	537,685	671,911
Federal Home Loan Bank stock	1,506,200	1,467,100
Company-owned life insurance	8,415,550	8,268,688
Prepayments and other assets	4,182,690	2,762,886
TOTAL ASSETS	$566,461,117	$529,940,595
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$68,861,098	$59,298,488
Interest bearing balances	438,078,932	409,709,711
Total deposits	506,940,030	469,008,199

Securities sold under repurchase agreements	1,672,219	1,726,486
Other borrowed funds	3,517,286	3,639,592
Accrued interest on deposits	2,130,549	3,030,415
Other liabilities	2,709,926	2,902,878

TOTAL LIABILITIES	516,970,010	480,307,570

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,540,641 and 1,546,551 shares issued and outstanding, respectively	1,540,641	1,546,551
Capital surplus	241,203	162,553
Retained earnings	48,098,034	47,530,792
Accumulated other comprehensive income (loss), net	(388,771)	393,129

TOTAL SHAREHOLDERS' EQUITY	49,491,107	49,633,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$566,461,117	$529,940,595
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans, including fees	$6,582,148	$6,458,716	$13,304,333	$12,618,148
Investment securities	1,602,306	1,738,015	3,316,398	3,319,016
Interest on deposits	4,356	3,612	8,820	7,178
Federal funds sold	45,353	86,877	177,677	277,836
Total interest income	8,234,163	8,287,220	16,807,228	16,222,178

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	148,660	129,910	300,376	281,043
Savings & MMDAs	268,913	362,156	527,078	720,831
Time	3,285,428	3,530,238	7,097,999	6,826,728
Repurchase agreements	8,244	16,158	20,104	32,137
Borrowed funds	50,087	56,013	96,928	106,143
Total interest expense	3,761,332	4,094,475	8,042,485	7,966,882

NET INTEREST INCOME	4,472,831	4,192,745	8,764,743	8,255,296

Provision for loan losses	365,000	0	570,000	6,391

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	4,107,831	4,192,745	8,194,743	8,248,905

NON-INTEREST INCOME:
Service charges on deposit accounts	626,225	586,610	1,252,333	1,155,517
Commissions and fees	94,423	105,504	205,570	201,831
Other service charges and fees	120,598	94,409	234,636	191,428
Income on company-owned life insurance	71,418	72,499	146,862	116,233
Mortgage banking income	156,301	119,539	256,692	198,923
Gain (loss) on sale of other assets	(41)	24,487	9,780	23,819
Dividends and other income	196,048	50,115	228,425	205,586
Total non-interest income	1,264,972	1,053,163	2,334,298	2,093,337

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,272,398	$1,935,580	$4,396,342	$3,855,386
Occupancy expense, net	376,448	323,071	752,220	664,374
Furniture and equipment expense	188,300	185,693	367,171	363,163
Advertising and public relations	204,389	184,548	384,077	346,499
Write-down on investments	183,121	0	183,121	0
Other operating expenses	852,206	792,886	1,604,583	1,467,010
Total non-interest expense	4,076,862	3,421,778	7,687,514	6,696,432

Income before taxes	1,295,941	1,824,130	2,841,527	3,645,810
Applicable income taxes	220,095	455,979	536,226	961,413

NET INCOME	$1,075,846	$1,368,151	$2,305,301	$2,684,397
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.70	$0.88	$1.49	$1.72
Diluted	$0.70	$0.88	$1.49	$1.72

Dividends per common share	$0.45	$0.45	$0.90	$0.90

Weighted basic average
shares for period	1,542,360	1,556,865	1,544,456	1,557,706
Weighted diluted average
shares for period	1,547,760	1,563,412	1,549,633	1,564,366

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2008

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (loss)	Total

Balance, December 31, 2007	$1,546,551	$162,553	$47,530,792	$393,129	$49,633,025

Comprehensive income:
Net Income			2,305,301		2,305,301

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(781,900)	(781,900)

Comprehensive income					1,523,401

Cash Dividends
($0.90 per share)			(1,391,919)		(1,391,919)

Compensation expense for
restricted stock		58,438			58,438

Tax benefit arising from exercise
of director stock options		4,212			4,212

Exercise of stock options	500	16,000			16,500

Common stock repurchased	(6,410)	0	(346,140)	0	(352,550)

Balance, June 30, 2008	$1,540,641	$241,203	$48,098,034	$(388,771)	$49,491,107
	===========	===========	===========	============	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,305,301	$2,684,397
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	570,000	6,391
Depreciation of premises and equipment	400,247	377,177
Amortization and accretion of investment securities, net	137,052	161,080
Deferred income tax benefit	(280,013)	(47,547)
(Gain) loss on sale of other assets	(9,780)	(23,819)
Stock-based compensation expense	58,438	-
Federal Home Loan Bank stock dividend	(39,100)	-
Loans originated for sale	(11,683,492)	(7,653,854)
Proceeds from sale of loans	11,407,432	7,390,128
Gain on sale of loans	(256,692)	(198,923)
Tax benefit arising from exercise of director common stock options	(4,212)	-
Write-down on investments	183,121	-
Increase in cash surrender value of life insurance	(146,862)	(116,233)
Decrease (increase) in accrued interest receivable	423,743	(377,252)
(Increase) decrease in prepayments/other assets	(650,297)	148,396
Decrease in accrued interest payable	(899,866)	(338,553)
(Decrease) increase in accrued taxes	(417,263)	28,156
Increase in other liabilities	224,311	230,061
Net cash from operating activities	1,322,068	2,269,605

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	48,258,133	29,502,471
Purchase of investment securities available for sale	(48,664,055)	(45,000,512)
(Increase) decrease in interest bearing balances with banks	(1,593)	1,298,280
Net increase in loans	(31,777,889)	(20,149,326)
Purchase of company-owned life insurance	-	(235,100)
Capital expenditures	(4,453,421)	(638,322)
Proceeds from sale of other real estate	379,374	287,334
Net cash used by investing activities	(36,259,451)	(34,935,175)

Cash flows from financing activities:
Net increase in deposits	37,931,831	18,989,164
Cash dividends paid	(1,391,919)	(1,400,904)
Proceeds from exercise of stock options, including tax benefit	20,712	15,000
Payments to repurchase common stock	(352,550)	(622,379)
Net decrease in securities sold under repurchase agreements	(54,267)	(6,275)
Borrowings repaid	(122,306)	(115,680)
Net cash from financing activities	36,031,501	16,858,926

Net increase (decrease) in cash and cash equivalents	1,094,118	(15,806,644)
Cash and cash equivalents at beginning of period	27,366,523	28,974,881
Cash and cash equivalents at end of period	$28,460,641	$13,168,237
	=============	=============
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

Note 2.

       Statement of Financial Accounting Standards ("SFAS") No. 123R ("SFAS 123R"), "Share-Based Payment", requires the measurement, at the date of the grant, of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized based upon the fair value of the awards over the vesting period for each award. The compensation cost associated with awards granted prior to January 1, 2006 is based on the same method and on the same grant-date fair values previously determined for the proforma disclosures, which were required prior to the adoption of SFAS 123R.
       Bank employees may be granted options, restricted shares or rights to purchase shares of the registrant's common stock under the registrant's equity incentive and employee stock purchase plans.
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan. No shares were sold under the 1994 Plan during the first two quarters of 2008.
       As there are no unvested stock options as of January 1, 2008, and no stock options were granted in the first two quarters of 2008, there was no share-based compensation expense or tax benefit recorded in the first two quarters of 2008 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the issuance of restricted shares. In addition there were no unrecognized compensation costs related to stock options at June 30, 2008.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Below is a summary of the registrant's stock option activity for the 2007 fiscal year and the first six months of 2008:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2007	22,064	$38.11

Granted	-
Exercised	(4,812)	32.55
Expired	-	-
Outstanding December 31, 2007	17,252	$39.67
	========	==============
Exercisable December 31, 2007	17,252	$39.67
	========	==============

Outstanding December 31, 2007	17,252	$39.67
Granted	-
Exercised	(500)	33.00
Expired	-	-
Outstanding June 30, 2008	16,752	$39.86
	========	==============
Exercisable June 30, 2008	16,752	$39.86
	========	==============

       The aggregate intrinsic value of outstanding options shown in the table at June 30, 2008 was approximately $254,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to June 30, 2008. The weighted average remaining term of the stock options in the table above was 2.8 years as of June 30, 2008.
       Cash received from the exercise of stock options during the six months ended June 30, 2008 and 2007 was $16,500 and $15,000, respectively. The total intrinsic value of stock options exercised was $11,000 and $12,500, respectively, for the six months ended June 30, 2008 and 2007.
       At June 30, 2008, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first six months of 2008 the registrant awarded 4,000 shares of restricted stock to certain employees of the Bank. The forfeiture restrictions with respect to these awards lapse at the rate of twenty percent on each anniversary of the grant date. Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the six months ended June 30, 2008, the registrant recognized $58,438 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the six months ended June 30, 2008 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	8,250	$55.00
Granted	4,000	55.00
Vested	-	-
Forfeited	-	-

Nonvested at June 30, 2008	12,250	$55.00
	===========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At June 30, 2008, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

       In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2008 was not material.
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
       On November 5, 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, ("SAB 105") stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard during 2008 did not have a material impact.

Note 4

       SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
Significant
			Quoted Prices in	Other
			Active Markets for	Observable
		June	Identical Assets	Inputs
		30, 2008	(Level 1)	(Level 2)
Assets:
	Available for sale securities	$152,718,606	$1,836,000	$150,882,606

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

OVERVIEW

       Total assets of the registrant continued to grow in the first six months of 2008 as total assets grew by approximately $36.5 million, or 6.9 percent when compared to December 31, 2007. The Bank's loan demand increased sharply in the first six months of 2008, in particular the second quarter of 2008, as loans increased $31.4 million, or 9.8 percent when compared to December 31, 2007. Much of this growth in loans was generated in the registrant's north Alabama market. This growth in assets was funded primarily by an increase in deposits, primarily in the registrant's north Alabama market, as total deposits increased $37.9 million, or 8.1 percent, in the first six months of 2008. Net charged-off loans totaled $129,100 in the first six months of 2008, resulting in an annualized charge-off ratio of 0.08 percent as compared to net recoveries of $59,200 in the first six months of 2007, resulting in an annualized charge-off ratio of -.04 percent. Net income decreased approximately $379,000 to $2,305,301, or $1.49 per diluted share, in the first six months of 2008 as compared to the same period of 2007. Net interest income increased approximately $509,000 in the first six months of 2008 as compared to the same period of 2007. Net income decreased approximately $292,000 to $1,075,846, or $0.70 per diluted share, in the second quarter of 2008 as compared to the same

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

period of 2007. Net interest income increased approximately $280,000 in the second quarter of 2008 as compared to the same period of 2007. Net income for both periods was negatively impacted by the registrant's expansion into new markets and by an impairment charge taken against its investment in preferred stock securities of the Federal National Mortgage Association ("Fannie Mae") in the second quarter of 2008.
       In January 2008, the registrant's bank subsidiary First National Bank of Pulaski (the "bank") opened an office in Huntsville, Alabama, which is the first urban market in which the bank has opened an office and the first office located outside the state of Tennessee. The bank also opened an office in Athens, Alabama in April 2008. The opening of these two offices had a negative impact upon net income in the first six months of 2008 as expenses associated with these offices exceeded the income generated by these offices during the period. Salaries and employee benefits expense increased approximately $541,000 in the first six months of 2008 as compared to the same period of 2007 primarily due to increased costs incurred to staff these two new offices. Other non-interest expenses increased as well due to the opening of these two offices in north Alabama. Management believes this expansion into the north Alabama market is vital to the long-term continued growth and success of the registrant. The increased non-interest expenses caused by this expansion into these new markets is likely to continue throughout 2008 as compared to earlier periods as the Bank incurs increased personnel costs and expenses associated with the two new offices.
       Net income in the second quarter of 2008 and the first six months of 2008 was negatively impacted by a non-cash impairment charge of $183,121 related to the write-down of the registrant's investment in Fannie Mae preferred stock securities. The registrant wrote down its investment in Fannie Mae preferred stock from $2.0 million to $1.8 million due to the current market for this equity security and the uncertainty of a forecasted recovery. As of the most recent market information, shares of Fannie Mae preferred stock have continued to decline during the third quarter of 2008 as compared to the ending price at the end of second quarter of 2008 to approximately 73 percent of the market value reported at June 30, 2008. The registrant will continue to monitor these securities for other-than-temporary impairment in the future. Additional impairment charges may be necessary in the future for these securities.

Results of Operations

       Net income of the registrant was $2,305,301 for the first six months of 2008. This amounted to a decrease of $379,096, or 14.1 percent, compared to the first six months of 2007.  For the three-month period ended June 30, 2008, net income decreased $292,305, or 21.4 percent, as compared to the three months ended June 30, 2007.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income increased $280,086, or 6.7 percent, to $4,472,831 during the second quarter of 2008 as compared to $4,192,745 for the second quarter of 2007.  Total interest income decreased $53,057, or 0.6 percent to $8,234,163 for the second quarter of 2008 as compared to $8,287,220 for the same period in 2007. The slight decrease in total interest income was due primarily to a decrease in the yields earned on the registrant's loans and investment securities as the general level of interest rates decreased in the second quarter of 2008 as compared to the second quarter of 2007. The registrant saw an increase in interest and fees on loans of $123,432 that was offset by a decrease on interest earned on investment securities of $135,709 in the second quarter of 2008 as compared to the second quarter of 2007. The increase in interest and fees on loans was the result of an increase in average loans outstanding of approximately $46.1 million that was offset by lower yields earned on loans in the second quarter of 2008 as compared to the same period of 2007. The decrease in interest on investment securities was primarily a result of a decrease in

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

average investment securities held of approximately $11.6 million in the second quarter of 2008 as compared to the second quarter of 2007.
       The increase in net interest income in the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to a decrease in total interest expense of $333,143, or 8.1 percent, to $3,761,332 for the second quarter of 2008 as compared to $4,094,475 for the same period in 2007. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the second quarter of 2008 as compared to the second quarter of 2007. The interest expense on time deposits decreased $244,810 in the second quarter of 2008 as compared to the second quarter of 2007 in spite of increased average balances of $26.0 million in time deposits in the second quarter of 2008 as compared to the second quarter of 2007. The decrease in interest expense on time deposits was primarily due to a decrease in average interest rates paid to 4.28 percent in the second quarter of 2008 as compared to 5.02 percent in the same period of 2007. The interest expense on savings and money market accounts decreased $93,243 in the second quarter of 2008 as the average balances held increased $4.5 million but the average interest rate paid fell to 1.57 percent from 2.27 percent in the second quarter of 2008 as compared to the second quarter of 2007.
       Net interest income of the registrant for the six-month period ended June 30, 2008 increased by $509,447, or 6.2 percent, to $8,764,743 as compared to $8,255,296 for the six months ended June 30, 2007. Total interest income increased $585,050, or 3.6 percent for the first six months of 2008 as compared to the same period in 2007. This increase was primarily the result of an increase of $686,185 in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase in the average loans outstanding of $42.8 million during the first six months of 2008 as compared to the same period of 2007. The increase in interest and fees on loans was somewhat offset by a $100,159 decrease in interest income on federal funds sold in the first six months of 2008 as compared to the same period of 2007 primarily due to a decline in the average yield earned on federal funds sold in the first six months of 2008 as compared to the same period of 2007.
       The increase in total interest income was somewhat offset, however, by an increase in total interest expense of $75,603, or 0.9 percent, to $8,042,485 for the six months ended June 30, 2008 as compared to $7,966,882 for the same period in 2007. The increase in total interest expense was primarily caused by a $271,271 increase in interest expense on time deposits for the six months ended June 30, 2008 as compared to the same period in 2007. The increase in interest expense on time deposits was due to increased balances that were partially offset by lower interest rates paid in the first six months of 2008 as compared to the same period of 2007. The average balance of time deposits increased $36.2 million while the average interest rate paid decreased to 4.58 percent in the six months of 2008 as compared to 5.00 percent in the first six months of 2007. The interest expense on savings and money market accounts decreased $193,753 in the first six months of 2008 as the average balances held decreased $1.9 million and the average interest rate paid fell to 1.67% from 2.23% in the first six months of 2008 as compared to the first six months of 2007.
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
       Total non-interest income increased $211,809, or 20.1 percent, to $1,264,972 for the three-month period ended June 30, 2008 as compared to $1,053,163 for the three-month period ended June 30, 2007. Much of the increase in non-interest income was due to a $145,933 increase in dividends and other income in the second quarter of 2008 as compared to the second quarter of 2007. This increase was primarily due to a large distribution received from the Morgan Keegan Mezzanine Fund, LLP ("MKMF") in which the registrant had a 1.9 percent limited partnership interest. The distribution included approximately $164,000 in income resulting from MKMF's sale of an investment. Income from service charges on deposit accounts increased $39,615, while mortgage banking income and other service charges and fees increased $36,762 and $26,189, respectively, in the second quarter of 2008 as compared to the second quarter of 2007.
       Total non-interest income increased $240,961, or 11.5 percent, for the six-month period ended June 30,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

2008 as compared to the six-month period ended June 30, 2007. The increase was primarily due to a $96,816 increase in service charges on deposit accounts as well as a $57,769 increase in mortgage banking income, a $43,208 increase in other service charges and fees and a $30,629 increase in income on company-owned life insurance in the first six months of 2008 as compared to the first six months of 2007.
       For the three-month period ended June 30, 2008, total non-interest expenses increased $655,084, or 19.1 percent, to $4,076,862 as compared to $3,421,778 for the three-month period ended June 30, 2007. Much of this increase was due to an increase of $336,818 in salaries and employee benefits in the second quarter of 2008 as compared to the same period of 2007. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing the Huntsville and Athens offices that were opened in the first four months of 2008. Also, occupancy expense increased $53,377 in the second quarter of 2008 as compared to the second quarter of 2007 primarily due to the expenses associated with the Huntsville office that opened in January 2008 and the Athens office that opened in April 2008. In addition, other operating expenses increased $59,320 in the second quarter of 2008 as compared to the same period of 2008 primarily due to increased FDIC insurance expenses as the registrant's one-time assessment credit was exhausted during the second quarter of 2008, as well as increased expenses related to foreclosed properties and increased telephone and communication expenses in the second quarter of 2008 as compared to the second quarter of 2007. Also, during the second quarter of 2008, the registrant wrote-down its investment in Fannie Mae preferred stock securities by $183,121.
       Total non-interest expenses increased $991,082, or 14.8 percent, to $7,687,514 for the six months ended June 30, 2008 as compared to $6,696,432 for the same period last year. Much of this increase was due to an increase of $540,956 in salaries and employee benefits in the first six months of 2008 as compared to the same period of 2007. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing the Huntsville and Athens offices discussed previously. For the six-month period ended June 30, 2008, other operating expenses increased $137,573 as compared to the same period of 2007 primarily due to increased educational and training expenses, increased FDIC insurance expenses of approximately $36,000 as the registrant's one-time assessment credit was exhausted during the second quarter of 2008, as well as increased expenses related to foreclosed properties and increased telephone and communication expenses in the first six months of 2008 as compared to the same period of 2007. In addition, occupancy expense increased $87,846 in the first six months of 2008 as compared to the first six months of 2007 primarily due to the expenses associated with the Huntsville and Athens offices in 2008. Also during the second quarter of 2008, the registrant wrote-down its investment in Fannie Mae preferred stock securities by $183,121.
       The provision for loan losses for the three months ended June 30, 2008, increased $365,000 as compared to the same period of 2007, as no provision for loan losses was made in the second quarter of 2007. For the six-month period ended June 30, 2008, the increase in provision for loan losses was $563,609 to $570,000 from $6,391 over the same period of 2007.  The size of the provision for loan losses in the 2008 periods primarily reflected the growth in the loan portfolio in the first six months of 2008 as well as a weaker local and national economy. The provision for loan losses is likely to continue at increased levels for the remainder of 2008 as compared to the same periods of 2007 due to increased loan growth and weaker economic conditions in 2008 as compared to 2007. If economic conditions or the real estate market deteriorates beyond management's current expectations, the provision for loan losses would likely be negatively impacted and additional provisions for loan losses would likely be necessary. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended June 30, 2008, income before taxes decreased $528,189 or 29.0 percent, to $1,295,941 as compared to $1,824,130 for the three months ended June 30, 2007.  Applicable

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

income taxes decreased $235,884, or 51.7 percent, for the three-month period ended June 30, 2008 as compared to the same period in 2007.
       For the six-month period ended June 30, 2008, income before taxes decreased $804,283, or 22.1 percent, to $2,841,527 as compared to $3,645,810 for the six-month period ended June 30, 2007. Applicable income taxes decreased $425,187, or 44.2 percent, for the six months ended June 30, 2008 as compared to the same period of 2007. The decrease in applicable income taxes in both periods of 2008 as compared to the same period in 2007 was primarily due to an increased proportion of non-taxable income in 2008 as compared to 2007.
       On a basic, weighted average per share basis, net income was $0.70 per share based on 1,542,360 weighted shares outstanding for the three months ended June 30, 2008 as compared to $0.88 per share based on 1,556,865 weighted shares outstanding for the same period of 2007. On a fully diluted basis, net income per share was $0.70 for the three months ended June 30, 2008 on 1,547,760 weighted shares outstanding as compared to $0.88 on 1,563,412 weighted shares outstanding for the same period of 2007.
       On a basic, weighted average per share basis, net income was $1.49 per share based on 1,544,456 weighted shares outstanding for the first six months of 2008 as compared to $1.72 per share on 1,557,706 weighted shares outstanding for the first six months of 2007. On a fully diluted basis, net income per share was $1.49 for the first six months of 2008 on 1,549,633 weighted shares outstanding as compared to $1.72 on 1,564,366 weighted shares outstanding for the first six months of 2007.
       The reduced number of shares outstanding for the six-months and three-months ended June 30, 2008 as compared to the prior year's comparable period reflects the continuing impact of the registrant's common share repurchase program.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the six months ended June 30, 2008 (annualized) and for the year ended December 31, 2007.

	For the six months ended	For year ended
	June 30, 2008 (annualized)	December 31, 2007
Return on assets	0.86%	1.08%
Return on equity	9.31%	11.21%

Financial Condition

       The registrant's total assets increased 6.9 percent to $566,461,117 during the six months ended June 30, 2008, from $529,940,595 at December 31, 2007. Total loans were $352,483,416 at June 30, 2008, a 9.8 percent increase compared to $321,070,794 at December 31, 2007. Securities available-for-sale decreased to $152,718,606 at June 30, 2008 from $153,900,040 at December 31, 2007.   At June 30, 2008, there was an unrealized loss on available-for-sale securities, net of tax, of $388,771, as compared to an unrealized gain on available-for-sale securities, net of tax, of $393,129 at December 31, 2007. The unrealized loss and gain in market value of the securities portfolio present on both dates were primarily a result of changes in the interest rates prevalent, especially short and medium term interest rates. At June 30, 2008, interest rates were generally higher as compared to the interest rates prevalent when the securities were purchased, while at December 31, 2007, interest rates were generally lower as compared to the interest rates prevalent when the securities were purchased. The registrant purchased $48.7 million in investment securities during the first six months of 2008, with approximately 75 percent of these purchases made in the first quarter of 2008 when the overall interest rate environment was lower than at either December 31, 2007 or June 30, 2008, contributing to the unrealized loss on the market value of the securities portfolio at June 30, 2008.
       Total liabilities increased by 7.6 percent to $516,970,010 at June 30, 2008, compared to $480,307,570 at December 31, 2007. This increase was primarily due to a $28,369,221, or 6.9 percent, increase in interest-

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

bearing deposits at June 30, 2008 as compared to December 31, 2007. Non-interest bearing deposits also increased during the first six months of 2008 by $9,562,610, or 16.1 percent.
       Non-performing assets decreased to approximately $887,000 at June 30, 2008 as compared to approximately $1,099,000 at December 31, 2007.  Non-performing assets at June 30, 2008 included $537,685 in other real estate owned, $278,905 in non-accrual loans, and $70,183 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were no restructured loans at June 30, 2008.  At December 31, 2007, the corresponding amounts were $671,911 in other real estate owned, $427,548 in non-accrual loans, $0 in loans past due 90 days or more and accruing interest, with no loans restructured. The allowance for loan losses was 14.0 times the balance of nonaccrual loans at June 30, 2008 as compared to 8.1 times at December 31, 2007.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2008 if the above nonaccrual loans had been current in accordance with their original terms was approximately $14,000.
       Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2008, there were approximately $8,368,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $5,597,000 in loans that were classified as "substandard" and accruing interest as of June 30, 2007 and $8,025,000 of such loans at December 31, 2007.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (37 percent of the total loans) and 1-4 family residential loans (19 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (53 percent of total risk-based capital), loans secured by subdivision land (39 percent of total risk-based capital), loans secured by hotel and motel properties (37 percent of total risk-based capital), loans secured by new single family housing construction (34 percent of total risk-based capital) and loans to gasoline stations with convenience stores (26 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       For the six months ended June 30, 2008, the registrant had net loan charge-offs of approximately $129,100 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.08 percent (annualized). This compares to net recoveries of charged-off loans of approximately $59,200 for

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

the six months ended June 30, 2007 for a net charge-off ratio of -0.04 percent (annualized). The net loans charged-off increased in the first six months of 2008 as compared to the same period of 2007 primarily due to worsening economic conditions in the registrant's market area, however, the net loan charge-offs remained at a low level for the first six months of 2008. Management expects the net loan charge-offs and provision expense for loan losses for the remainder of 2008 to be higher than comparable periods in 2007 due to weakening economic conditions. Also, loan growth in the north Alabama market increased the provision expense for loan losses in the first six months 2008 as compared to 2007. These factors will likely lead to increased provision expense for the remainder of 2008 as compared to the same period of 2007.
       The total allowance for loan losses increased to $3,907,940 as of June 30, 2008 from $3,467,019 as of December 31, 2007. The ratio of the allowance for loan losses to total loans outstanding was 1.11 percent at June 30, 2008 as compared to 1.08 percent at December 31, 2007. Management believes that the allowance for loan losses is adequate to cover losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $1,094,118 between December 31, 2007 and June 30, 2008.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $12,808,000 at June 30, 2008, representing 8.4 percent of the registrant's investment portfolio as compared to $36,081,000, or 22.3 percent, one year earlier and $26,564,000, or 17.3 percent, at December 31, 2007. The amount of securities maturing in one year or less as of June 30, 2008 returned to historical levels seen prior to 2005. The higher amount of securities maturing in one year or less at June 30, 2007 and December 31, 2007 was primarily a result of the maturing of callable securities that were purchased during the 2002-2004 timeframe and that were not called due to the rising rate environment that was prevalent at that time. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a material amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At June 30, 2008, the registrant had approximately $133,593,000 in loans maturing within one year. The registrant had $11,914,000 in federal funds sold on June 30, 2008, compared to $16,069,000 as of December 31, 2007.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

	Amount at
	June 30, 2008	December 31, 2007
Commitments to extend credit	$67,264,370	$59,531,845
Standby letters of credit	3,694,265	1,279,516
Mortgage loans sold with repurchase
requirements outstanding	5,994,472	5,775,046

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2008, the registrant had total borrowings of $3,517,286 and had approximately $32,051,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati and $25,000,000 in federal funds lines available from correspondent banks.
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
       Management believes, as of June 30, 2008 and December 31, 2007, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of June 30, 2008 and December 31, 2007.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of June 30, 2008
Total Capital to risk weighted assets
FPNC	$53,845	13.11%	$32,853	>	8.00%	N/A
FNB	53,328	12.99	32,847	>	8.00	41,059	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	49,860	12.14	16,426	>	4.00	N/A
FNB	49,343	12.02	16,424	>	4.00	24,636	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,860	9.17	21,754	>	4.00	N/A
FNB	49,343	9.07	21,751	>	4.00	27,189	>	5.00

As of December 31, 2007
Total Capital to risk weighted assets
FPNC	$52,759	13.96%	$30,226	>	8.00%	N/A
FNB	51,862	13.72	30,222	>	8.00	37,778	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	49,215	13.03	15,113	>	4.00	N/A
FNB	48,318	12.79	15,111	>	4.00	22,667	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,215	9.49	20,742	>	4.00	N/A
FNB	48,318	9.32	20,740	>	4.00	25,925	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of June 30, 2008, a -200 basis point rate shock was estimated to increase net interest income approximately $51,000, or 0.3 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $752,000, or 4.0 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 1.3 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 6.1 percent, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2008.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) None

     (b) None

     (c) The table below sets forth the number of shares repurchased by the registrant during the second quarter of 2008 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs
April 1-30, 2008	5,000	$55.00	5,000	$4,816,135
May 1-31, 2008	-	-	-	$4,816,135
June 1-30, 2008	1,410	$55.00	1,410	$4,738,585
Total	6,410	$55.00	6,410	$4,738,585
	===========	===========	=============	================

       On December 21, 2004, the Board of Directors of the registrant approved a plan authorizing the management of the Company, beginning on December 31, 2004, to repurchase up to $5,000,000 of the registrant's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. The stock repurchase program does not have an expiration date and unless terminated earlier by resolution of the registrant's board of directors, will expire when the registrant has repurchased shares having a value equal to the maximum amount authorized for repurchase thereunder. As of June 30, 2008, the funds available for repurchase under this plan were exhausted.
       On August 21, 2007, the Board of Directors approved a new plan authorizing the management of the Company to repurchase up to an additional $5,000,000 of the registrant's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This repurchase plan took effect upon the purchase by the Company of shares having a total dollar amount equal to $5,000,000 in the aggregate under the Company's repurchase program which was approved by the Board of Directors on December 21, 2004, with an effective date of December 31, 2004. This new stock repurchase plan does not have an expiration date and unless terminated earlier by resolution of the Company's Board of Directors, will expire when the Company has repurchased shares having a value equal to $5,000,000. The registrant has no other programs to repurchase common stock at this time.

Item 3.  Defaults upon Senior Securities.

      None

Item 4.  Submission of Matters to a Vote of Security Holders.

       At the annual meeting of stockholders on April 24, 2008, there were 940,479 shares represented. The number of shares required for a quorum was 774,326. Of the 940,479 shares represented at the meeting, the following votes were given with respect to the election of registrant's directors.

	For	Withheld	Broker non-votes
David E. Bagley	936,494	3,985	0
James K. Blackburn, IV	936,494	3,985	0
Wade Boggs	910,628	29,851	0
James H. Butler	910,628	29,851	0
William Lyman Cox	936,394	4,085	0
Gregory G. Dugger	936,494	3,985	0
Charles D. Haney	936,394	4,085	0
Donald A. Haney	936,494	3,985	0
Mark A. Hayes	928,958	11,521	0
Linda Lee Rogers	936,494	3,985	0
R. Whitney Stevens, Jr.	936,494	3,985	0
Bill Yancey	936,494	3,985	0

     On the basis of these figures, the above named directors were declared duly elected.

Item 5.  Other Information.

      None

Item 6.  Exhibits.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 11, 2008                                             /s/Mark A. Hayes
                                                                                 Mark A. Hayes, Chief Executive Officer

Date:  August 11, 2008                                             /s/Tracy Porterfield
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