Form 10-Q
period 2008-09-30
FIRST PULASKI NATIONAL CORP
filed 2008-11-10
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2008

or

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

       Common Stock, $1.00 par value -- 1,551,225 shares outstanding as of November 1, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS
	September 30,	December 31,
	2008	2007

Cash and due from banks	$12,938,494	$11,297,523
Federal funds sold	282,000	16,069,000
Cash and cash equivalents	13,220,494	27,366,523

Interest bearing balances with banks	539,258	529,567
Securities available for sale	146,211,963	153,900,040

Loans
Loans held for sale	900,180	559,100
Loans net of unearned income	389,893,867	321,070,794
Allowance for loan losses	(4,400,197)	(3,467,019)
Total net loans	386,393,850	318,162,875

Bank premises and equipment	16,701,014	11,948,764
Accrued interest receivable	4,570,103	4,862,241
Other real estate	225,185	671,911
Federal Home Loan Bank stock	1,526,500	1,467,100
Company-owned life insurance	8,488,796	8,268,688
Prepayments and other assets	4,365,966	2,762,886
TOTAL ASSETS	$582,243,129	$529,940,595
	============	============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$68,475,104	$59,298,488
Interest bearing balances	451,478,174	409,709,711
Total deposits	519,953,278	469,008,199

Securities sold under repurchase agreements	1,732,062	1,726,486
Other borrowed funds	3,454,842	3,639,592
Federal funds purchased	2,068,000	-
Accrued interest on deposits	1,910,665	3,030,415
Other liabilities	3,090,548	2,902,878

TOTAL LIABILITIES	532,209,395	480,307,570

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,550,825 and 1,546,551 shares issued and outstanding, respectively	1,550,825	1,546,551
Capital surplus	609,565	162,553
Retained earnings	47,708,248	47,530,792
Accumulated other comprehensive income, net	165,096	393,129

TOTAL SHAREHOLDERS' EQUITY	50,033,734	49,633,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$582,243,129	$529,940,595
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Loans, including fees	$6,842,764	$6,885,322	$20,147,097	$19,503,470
Investment securities	1,495,145	1,644,969	4,811,543	4,963,985
Interest on deposits	4,483	2,701	13,303	9,879
Federal funds sold	55,010	55,465	232,687	333,301
Total interest income	8,397,402	8,588,457	25,204,630	24,810,635

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	223,106	105,954	523,482	386,997
Savings & MMDAs	310,138	355,172	837,216	1,076,003
Time	2,844,260	3,830,033	9,942,259	10,656,761
Repurchase agreements	10,779	16,839	30,883	48,976
Borrowed funds	45,604	51,183	142,532	157,326
Total interest expense	3,433,887	4,359,181	11,476,372	12,326,063

NET INTEREST INCOME	4,963,515	4,229,276	13,728,258	12,484,572

Provision for loan losses	500,000	50,000	1,070,000	56,391

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	4,463,515	4,179,276	12,658,258	12,428,181

NON-INTEREST INCOME:
Service charges on deposit accounts	637,723	610,428	1,890,056	1,765,945
Commissions and fees	108,505	124,442	314,075	326,273
Other service charges and fees	113,337	107,100	347,973	298,528
Income on company-owned life insurance	73,246	70,634	220,108	186,867
Mortgage banking income	115,621	144,473	372,313	343,396
Gain on the sale of securities	23,982	0	23,982	0
Gain (loss) on sale of other assets	4,099	4,076	13,879	27,895
Dividends and other income	34,754	38,376	263,179	243,962
Total non-interest income	1,111,267	1,099,529	3,445,565	3,192,866

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,152,647	$1,958,052	$6,548,989	$5,813,438
Occupancy expense, net	374,280	327,203	1,126,500	991,577
Furniture and equipment expense	210,935	191,196	578,106	554,359
Advertising and public relations	174,311	130,671	558,388	477,170
Write-down on investments	1,661,600	0	1,844,721	0
Other operating expenses	762,760	666,624	2,367,343	2,133,634
Total non-interest expense	5,336,533	3,273,746	13,024,047	9,970,178

Income before taxes	238,249	2,005,059	3,079,776	5,650,869
Applicable income taxes	(70,939)	528,922	465,287	1,490,335

NET INCOME	$309,188	$1,476,137	$2,614,489	$4,160,534
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.20	$0.95	$1.69	$2.67
Diluted	$0.20	$0.95	$1.69	$2.66

Dividends per common share	$0.45	$0.45	$1.35	$1.35

Weighted basic average
shares for period	1,548,867	1,553,377	1,545,937	1,556,247
Weighted diluted average
shares for period	1,552,601	1,559,238	1,551,044	1,562,180

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2008

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (loss)	Total

Balance, December 31, 2007	$1,546,551	$162,553	$47,530,792	$393,129	$49,633,025

Comprehensive income:
Net Income			2,614,489		2,614,489

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(228,033)	(228,033)

Comprehensive income					2,386,456

Cash Dividends
($1.35 per share)			(2,090,893)		(2,090,893)

Compensation expense for
restricted stock		92,125			92,125

Tax benefit arising from exercise
of director stock options		10,487			10,487

Exercise of stock options	7,345	232,844			240,189

Issuance of common stock	5,804	244,666			250,470

Common stock repurchased	(8,875)	(133,110)	(346,140)	-	(488,125)

Balance, September 30, 2008	$1,550,825	$609,565	$47,708,248	$165,096	$50,033,734
	===========	==========	============	=============	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,614,489	$4,160,534
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	1,070,000	56,391
Depreciation of premises and equipment	600,148	576,158
Amortization and accretion of investment securities, net	218,046	240,662
Deferred income tax benefit	(1,144,130)	(71,270)
Gain on sale of other assets	(13,879)	(27,895)
Security gains, net	(23,982)	-
Stock-based compensation expense	92,125	6,073
Federal Home Loan Bank stock dividend	(59,400)	-
Loans originated for sale	(16,736,468)	(12,747,680)
Proceeds from sale of loans	16,767,701	12,863,595
Gain on sale of loans	(372,313)	(343,396)
Tax benefit arising from exercise of director common stock options	(10,487)	-
Write-down on investments	1,844,721	-
Increase in cash surrender value of life insurance	(220,108)	(186,867)
Decrease (increase) in accrued interest receivable	292,138	(858,432)
(Increase) decrease in prepayments/other assets	(307,949)	11,112
Decrease in accrued interest payable	(1,119,750)	(114,892)
(Decrease) increase in accrued taxes	(7,394)	134,231
Increase in other liabilities	195,064	343,597
Net cash from operating activities	3,678,572	4,041,921

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	54,832,812	41,761,625
Proceeds from sale of investment securities	8,452,672	-
Purchase of investment securities available for sale	(58,004,739)	(46,707,221)
(Increase) decrease in interest bearing balances with banks	(9,691)	1,032,671
Net increase in loans	(69,184,450)	(33,773,086)
Purchase of company-owned life insurance	-	(235,100)
Capital expenditures	(5,351,178)	(800,863)
Proceeds from sale of other real estate	683,940	434,511
Net cash used by investing activities	(68,580,634)	(38,287,463)

Cash flows from financing activities:
Increase in fed funds purchased	2,068,000	-
Net increase in deposits	50,945,079	27,202,085
Cash dividends paid	(2,090,893)	(2,099,543)
Proceeds from exercise of stock options, net of redemptions and
including tax benefit	115,101	36,553
Proceeds from issuance of common stock	250,470	125,070
Payments to repurchase common stock, net of redemptions	(352,550)	(1,423,235)
Net decrease in securities sold under repurchase agreements	5,576	400,889
Borrowings repaid	(184,750)	(174,739)
Net cash from financing activities	50,756,033	24,067,080

Net decrease in cash and cash equivalents	(14,146,029)	(10,178,462)
Cash and cash equivalents at beginning of period	27,366,523	28,974,881
Cash and cash equivalents at end of period	$13,220,494	$18,796,419
	===========	===========
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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan. During the third quarter of 2008, 4,554 shares were sold under the 1994 Plan.
       As there are no unvested stock options as of January 1, 2008, and no stock options were granted in the first three quarters of 2008, there was no share-based compensation expense or tax benefit recorded in the first three quarters of 2008 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the issuance of restricted shares. In addition there were no unrecognized compensation costs related to stock options at September 30, 2008.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2007 fiscal year and the first nine months of 2008:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2007	22,064	$38.11

Granted	-	-
Exercised	(4,812)	32.55
Expired	-	-
Outstanding December 31, 2007	17,252	$39.67
	========	==========
Exercisable December 31, 2007	17,252	$39.67
	========	==========

Outstanding December 31, 2007	17,252	$39.67
Granted	-	-
Exercised	(7,345)	32.70
Expired	-	-
Outstanding September 30, 2008	9,907	$44.83
	========	==========
Exercisable September 30, 2008	9,907	$44.83
	========	==========

       The aggregate intrinsic value of outstanding options shown in the table at September 30, 2008 was approximately $101,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to September 30, 2008. The weighted average remaining term of the stock options in the table above was 4.1 years as of September 30, 2008.
       Cash received from the exercise of stock options during the nine months ended September 30, 2008 and 2007 was $240,189 and $28,280, respectively. The total intrinsic value of stock options exercised was $163,794 and $21,605, respectively, for the nine months ended September 30, 2008 and 2007.
       At September 30, 2008, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first nine months of 2008 the registrant awarded 4,000 shares of restricted stock to certain employees of the Bank. The forfeiture restrictions with respect to these awards lapse at the rate of twenty percent on each anniversary of the grant date. Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the nine months ended September 30, 2008, the registrant recognized $92,125 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the nine months ended September 30, 2008 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	8,250	$55.00
Granted	4,000	55.00
Vested	(1,250)	55.00
Forfeited	-	-

Nonvested at September 30, 2008	11,000	$55.00
	==========	=============

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At September 30, 2008, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

       In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2008 was not material. In October, 2008, the FASB issued FSP No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active." The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements at September 30, 2008 Using
Significant
		Quoted Prices in	Other
		Active Markets for	Observable
	September	Identical Assets	Inputs
	30, 2008	(Level 1)	(Level 2)
Assets:
Available for sale securities	$146,211,963	$174,400	$146,037,563

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
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's 2007 Annual Report on Form 10-K and, without limitation, (i) increased competition with

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

other financial institutions, (ii) lack of sustained growth in the economy in the registrant's market area, (iii) rapid fluctuations in interest rates, (iv) significant downturns in the businesses of one or more large customers, (v) uncertainty associated with the registrant's expansion into Alabama, (vi) risks inherent in originating loans, including prepayment risks, (vii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (viii) changes in the legislative and regulatory environment and (ix) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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

OVERVIEW

       Total assets of the registrant continued to grow in the first nine months of 2008 as total assets grew by approximately $52.3 million, or 9.9 percent when compared to December 31, 2007. The Bank's loan demand increased sharply in the first nine months of 2008, in particular the second and third quarters of 2008, as loans increased $68.8 million, or 21.4 percent when compared to December 31, 2007. Much of this growth in loans was generated in the registrant's north Alabama market. This growth in assets was funded primarily by an increase in deposits, primarily in the registrant's north Alabama market, as total deposits increased $50.9 million, or 10.9 percent, in the first nine months of 2008. Funding for the loan growth also came from maturities and sales of investment securities, as well as federal funds sold. Net charged-off loans

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

totaled $136,800 in the first nine months of 2008, resulting in an annualized charge-off ratio of 0.05 percent as compared to net charge-offs of $122,300 in the first nine months of 2007, resulting in an annualized charge-off ratio of 0.05 percent. Net income decreased approximately $1,546,000 to $2,614,489, or $1.69 per diluted share, in the first nine months of 2008 as compared to the same period of 2007. Net interest income increased approximately $1,244,000 in the first nine months of 2008 as compared to the same period of 2007. Net income decreased approximately $1,167,000 to $309,188, or $0.20 per diluted share, in the third quarter of 2008 as compared to the same period of 2007. Net interest income increased approximately $734,000 in the third quarter of 2008 as compared to the same period of 2007. Net income for both periods was negatively impacted by the registrant's expansion into new markets and by an impairment charge taken against its investment in preferred stock securities of the Federal National Mortgage Association ("Fannie Mae") in the second and third quarters of 2008 discussed below.
       On September 7, 2008, the United States Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency ("FHFA") announced that the FHFA was placing Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac") under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock and giving management control over Fannie Mae and Freddie Mac to FHFA. Subsequent to the announcement of the actions described above, the market value of the perpetual preferred securities of Fannie Mae owned by the registrant declined significantly. Net income for the first nine months of 2008 was negatively impacted by a non-cash impairment charge of $1,844,721 related to the write-down of the registrant's investment in Fannie Mae preferred stock securities, with $1,661,600 of the write-down occurring in the third quarter of 2008 and the remainder of the write-down occurring in the second quarter of 2008. The registrant had written down its investment in Fannie Mae preferred stock to approximately $174,000 at September 30, 2008. If dividend payments are restored in the future, the fair value of these securities may improve. The registrant will continue to monitor these securities for other-than-temporary impairment in the future. Additional impairment charges may be necessary in the future for these securities.
       In January 2008, the registrant's Bank subsidiary First National Bank of Pulaski (the "Bank") opened an office in Huntsville, Alabama, which is the first urban market in which the Bank has opened an office and the first office located outside the state of Tennessee. The Bank also opened an office in Athens, Alabama in April 2008. The opening of these two offices had a negative impact upon net income in the first nine months of 2008 as expenses associated with these offices exceeded the income generated by these offices during the period. Salaries and employee benefits expense increased approximately $736,000 in the first nine months of 2008 as compared to the same period of 2007 primarily due to increased costs incurred to staff these two new offices. Other non-interest expenses increased as well due to the opening of these two offices in north Alabama. Management believes this expansion into the north Alabama market is vital to the long-term continued growth and success of the registrant. The increased non-interest expenses caused by this expansion into these new markets is likely to continue throughout 2008 as compared to earlier periods as the Bank incurs increased personnel costs and expenses associated with the two new offices.

Results of Operations

       Net income of the registrant was $2,614,489 for the first nine months of 2008. This amounted to a decrease of $1,546,045, or 37.2 percent, compared to the first nine months of 2007.  For the three-month period ended September 30, 2008, net income decreased $1,166,949, or 79.1 percent, as compared to the three months ended September 30, 2007. The decrease in net income in both periods of 2008 as compared to 2007 was primarily due to the write-down of the Fannie Mae preferred stock securities that totaled $1,844,721 for the nine months ended September 2008 and $1,661,600 for the three months ended September 30, 2008.
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
       Net interest income increased $734,239, or 17.4 percent, to $4,963,515 during the third quarter of 2008 as compared to $4,229,276 for the third quarter of 2007.  Total interest income decreased $191,055, or 2.2 percent, to $8,397,402 for the third quarter of 2008 as compared to $8,588,457 for the same period in 2007. The slight decrease in total interest income was due primarily to a decrease in the yields earned on the registrant's loans as the general level of interest rates decreased in the third quarter of 2008 as compared to the third quarter of 2007. The registrant saw decreases in interest earned on investment securities of $149,824 and in interest and fees on loans of $42,558 in the third quarter of 2008 as compared to the third quarter of 2007. The decrease in interest and fees on loans was the result of an increase in average loans outstanding of approximately $63.6 million that was offset by lower yields earned on loans in the third quarter of 2008 as compared to the same period of 2007. The decrease in interest on investment securities was primarily a result of a decrease in average investment securities held of approximately $13.0 million in the third quarter of 2008 as compared to the third quarter of 2007.
       The increase in net interest income in the third quarter of 2008 as compared to the third quarter of 2007 was primarily due to a decrease in total interest expense of $925,294, or 21.2 percent, to $3,433,887 for the third quarter of 2008 as compared to $4,359,181 for the same period in 2007. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the third quarter of 2008 as compared to the third quarter of 2007. The interest expense on time deposits decreased $985,773 in the third quarter of 2008 as compared to the third quarter of 2007 in spite of increased average balances of $18.0 million in time deposits in the third quarter of 2008 as compared to the third quarter of 2007. The decrease in interest expense on time deposits was primarily due to a decrease in average interest rates paid to 3.62 percent in the third quarter of 2008 as compared to 5.18 percent in the same period of 2007. The interest expense on savings and money market accounts decreased $45,034 in the third quarter of 2008 as the average balances held increased $12.9 million, but the average interest rate paid fell to 1.64 in the third quarter of 2008 percent from 2.27 percent as compared to the third quarter of 2007.
       Net interest income of the registrant for the nine-month period ended September 30, 2008 increased by $1,243,686, or 10.0 percent, to $13,728,258 as compared to $12,484,572 for the nine months ended September 30, 2007. Total interest income increased $393,995, or 1.6 percent, for the first nine months of 2008 as compared to the same period in 2007. This increase was primarily the result of an increase of $643,627 in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase in the average loans outstanding of $49.8 million during the first nine months of 2008 as compared to the same period of 2007. The increase in interest and fees on loans was somewhat offset by a $152,442 decrease in interest on investment securities and a $100,614 decrease in interest income on federal funds sold in the first nine months of 2008 as compared to the same period of 2007. The decrease in interest on investment securities was primarily due to a decline in the average investment securities held of $8.3 million in the first nine months of 2008 as compared to the same period of 2007. The decrease in interest income on federal funds was due primarily to a decrease in the average yield earned on federal funds sold in the first nine months of 2008 as compared to the same period of 2007.
       Total interest expense decreased $849,691, or 6.9 percent, to $11,476,372 for the nine months ended September 30, 2008 as compared to $12,326,063 for the same period in 2007. The decrease in total interest expense was primarily caused by a $714,502 decrease in interest expense on time deposits for the nine months ended September 30, 2008 as compared to the same period in 2007 offset in part by increased balances. The decrease in interest expense on time deposits was due to lower interest rates paid in the first nine months of 2008 as compared to the same period of 2007. The average balance of time deposits increased $30.0 million while the average interest rate paid decreased to 4.27 percent in the first nine months of 2008 as compared to 5.06 percent in the first nine months of 2007. The interest expense on savings and money market accounts decreased $238,787 in the first nine months of 2008 as the average balances held increased $3.1 million and the average interest rate paid fell to 1.66% in the first nine months of 2008 from 2.24% in the first nine months of 2008 as compared to the first nine months of 2007.

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
       Total non-interest income increased $11,738, or 1.1 percent, to $1,111,267 for the three-month period ended September 30, 2008 as compared to $1,099,529 for the three-month period ended September 30, 2007. None of the categories of non-interest income showed any large changes in the third quarter of 2008 as compared to the third quarter of 2007. Gains on the sale of securities of $23,982 were realized in the third quarter of 2008 as the bank sold certain securities to improve its liquidity position. No such sales were made in the third quarter of 2007. Service charges on deposit accounts also showed an increase of $27,295 in the third quarter of 2008 as compared to the same period of 2007. These increases were offset by small decreases in mortgage banking income and commissions and fees of $28,852 and $15,937, respectively, in the third quarter of 2008 as compared to the same period of 2007.
       Total non-interest income increased $252,699, or 7.9 percent, for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007. The increase was primarily due to a $124,111 increase in service charges on deposit accounts as well as a $49,445 increase in other service charges and fees, a $33,241 increase in income on company-owned life insurance and a $28,917 increase in mortgage banking income in the first nine months of 2008 as compared to the first nine months of 2007.
       For the three-month period ended September 30, 2008, total non-interest expenses increased $2,062,787, or 63.0 percent, to $5,336,533 as compared to $3,273,746 for the three-month period ended September 30, 2007. Most of the increase in total non-interest expenses in the third quarter of 2008 was due to the write-down of the registrant's investment in Fannie Mae preferred stock securities of $1,661,600 in the third quarter of 2008. Salaries and employee benefits increased $194,595 in the third quarter of 2008 as compared to the same period of 2007. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing the Huntsville and Athens offices that were opened in the first four months of 2008. Also, occupancy expense increased $47,077 in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to the expenses associated with the Huntsville office that opened in January 2008 and the Athens office that opened in April 2008 as well as the remodeling of the Main Office in Pulaski that began in the second quarter of 2008. In addition, other operating expenses increased $96,136 in the third quarter of 2008 as compared to the same period of 2007 primarily due to increased FDIC insurance expenses as the registrant's one-time assessment credit was exhausted during the second quarter of 2008, as well as increased educational and telephone and communication expenses in the third quarter of 2008 as compared to the third quarter of 2007. Advertising and public relations also increased $43,640 in the third quarter of 2008 as compared to the same period of 2007.
       Total non-interest expenses increased $3,053,869, or 30.6 percent, to $13,024,047 for the nine months ended September 30, 2008 as compared to $9,970,178 for the same period last year. Most of the increase in total non-interest expenses for the nine months ended September 30, 2008 as compared to the same period of 2007 was due to the write-down of the registrant's investment in Fannie Mae preferred stock securities of $1,844,721 in the first nine months of 2008. Salaries and employee benefits increased $735,551 in the first nine months of 2008 as compared to the same period of 2007. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing the Huntsville and Athens offices discussed previously. For the nine-month period ended September 30, 2008, other operating expenses increased $233,709 as compared to the same period of 2007 primarily due to increased educational and training expenses, increased FDIC insurance expenses of approximately $100,000 as the registrant's one-time assessment credit was exhausted during the second quarter of 2008, as well as increased expenses related to foreclosed properties, increased courier expenses and increased telephone and communication expenses in the first nine months of 2008 as compared to the same period of 2007. In addition, occupancy expense increased $134,923 in the first nine months of 2008 as compared to the first nine months of 2007

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

primarily due to the expenses associated with the Huntsville and Athens offices in 2008. Advertising and public relations also increased $81,218 in the first nine months of 2008 as compared to the same period of 2007.
       The provision for loan losses for the three months ended September 30, 2008 increased $450,000 as compared to the same period of 2007. For the nine-month period ended September 30, 2008, the increase in provision for loan losses was $1,013,609 to $1,070,000 from $56,391 over the same period of 2007.  The size of the provision for loan losses in the 2008 periods primarily reflected the growth in the loan portfolio in the first nine months of 2008 as well as a weaker local and national economy. The provision for loan losses is likely to continue at increased levels for the remainder of 2008 as compared to the same periods of 2007 due to increased loan growth and weaker economic conditions in 2008 as compared to 2007. If economic conditions or the real estate market deteriorates beyond management's current expectations, the provision for loan losses would likely be negatively impacted and additional provisions for loan losses would likely be necessary. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended September 30, 2008, income before taxes decreased $1,766,810, or 88.1 percent, to $238,249 as compared to $2,005,059 for the three months ended September 30, 2008.  Applicable income taxes decreased $599,861 for the three-month period ended September 30, 2008 as compared to the same period in 2007. The reduction in applicable income taxes in the third quarter of 2008 as compared to the same period of 2007 was primarily due to reduced taxable income due to the markdown of the Fannie Mae preferred stock that occurred in the third quarter of 2008.
       For the nine-month period ended September 30, 2008, income before taxes decreased $2,571,093, or 45.5 percent, to $3,079,776 as compared to $5,650,869 for the nine-month period ended September 30, 2007. Applicable income taxes decreased $1,025,048 for the nine months ended September 30, 2008 as compared to the same period of 2007. The decrease in income before taxes in both periods of 2008 was primarily due to the loss on the write-down of Fannie Mae preferred stock securities in 2008. The decrease in applicable income taxes in both periods of 2008 was also primarily due to the write-down of Fannie Mae preferred stock securities as well as an increased proportion of non-taxable income in 2008 as compared to 2007. The registrant was unable to recognize the entire tax benefit for the markdown of the Fannie Mae preferred stock. A deferred tax valuation allowance of approximately $115,000 was recorded related to these losses. This valuation allowance will be reversed in the fourth quarter of 2008 due to a change in the tax law related to losses on Fannie Mae preferred stock.
       On a basic, weighted average per share basis, net income was $0.20 per share based on 1,548,867 weighted shares outstanding for the three months ended September 30, 2008 as compared to $0.95 per share based on 1,553,377 weighted shares outstanding for the same period of 2007. On a fully diluted basis, net income per share was $0.20 for the three months ended September 30, 2008 on 1,552,601 weighted shares outstanding as compared to $0.95 on 1,559,238 weighted shares outstanding for the same period of 2007.
       On a basic, weighted average per share basis, net income was $1.69 per share based on 1,545,937 weighted shares outstanding for the first nine months of 2008 as compared to $2.67 per share on 1,556,247 weighted shares outstanding for the first nine months of 2007. On a fully diluted basis, net income per share was $1.69 for the first nine months of 2008 on 1,551,044 weighted shares outstanding as compared to $2.66 on 1,562,180 weighted shares outstanding for the first nine months of 2007.
       The reduced number of shares outstanding for the nine-month and three-month periods ended September 30, 2008 as compared to the prior year's comparable periods reflects the continuing impact of the registrant's common share repurchase program.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

securities) for the nine months ended September 30, 2008 (annualized) and for the year ended December 31, 2007.

	For the nine months ended	For year ended
	September 30, 2008 (annualized)	December 31, 2007
Return on assets	0.64%	1.08%
Return on equity	6.99%	11.21%

Financial Condition

       The registrant's total assets increased 9.9 percent to $582,243,129 during the nine months ended September 30, 2008, from $529,940,595 at December 31, 2007. Total loans were $389,893,867 at September 30, 2008, a 21.4 percent increase compared to $321,070,794 at December 31, 2007. Securities available-for-sale decreased to $146,211,963 at September 30, 2008 from $153,900,040 at December 31, 2007.   At September 30, 2008, there was an unrealized gain on available-for-sale securities, net of tax, of $165,096, as compared to an unrealized gain on available-for-sale securities, net of tax, of $393,129 at December 31, 2007.
       Total liabilities increased by 10.8 percent to $532,209,395 at September 30, 2008, compared to $480,307,570 at December 31, 2007. This increase was primarily due to a $41,768,463, or 10.2 percent, increase in interest- bearing deposits at September 30, 2008 as compared to December 31, 2007. Non-interest bearing deposits also increased during the first nine months of 2008 by $9,176,616, or 15.5 percent.
       Non-performing assets decreased to approximately $802,000 at September 30, 2008 as compared to approximately $1,099,000 at December 31, 2007.  Non-performing assets at September 30, 2008 included $225,185 in other real estate owned, $518,733 in non-accrual loans, and $57,903 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were no restructured loans at September 30, 2008.  At December 31, 2007, the corresponding amounts were $671,911 in other real estate owned, $427,548 in non-accrual loans, $0 in loans past due 90 days or more and accruing interest, with no loans restructured. The allowance for loan losses was 8.5 times the balance of nonaccrual loans at September 30, 2008 as compared to 8.1 times at December 31, 2007.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2008 if the above nonaccrual loans had been current in accordance with their original terms was approximately $28,000.
       Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2008, there were approximately $11,508,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $6,514,000 in loans that were classified as "substandard" and accruing interest as of September 30, 2007 and $8,025,000 of such loans at December 31, 2007.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (35 percent

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

of total loans) and 1-4 family residential loans (23 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (51 percent of total risk-based capital), loans secured by subdivision land (47 percent of total risk-based capital), loans secured by new single family housing construction (36 percent of total risk-based capital), loans secured by hotel and motel properties (35 percent of total risk-based capital), loans to gasoline stations with convenience stores (29 percent of total risk-based capital) and lessors of nonresidential buildings (28 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.
       For the nine months ended September 30, 2008, the registrant had net loan charge-offs of approximately $136,800 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.05 percent (annualized). This compares to net charge-offs of approximately $122,300 for the nine months ended September 30, 2007 for a net charge-off ratio of 0.05 percent (annualized). Management expects that net loan charge-offs and provision expense for loan losses for the remainder of 2008 could be higher than comparable periods in 2007 due to weakening economic conditions. Also, loan growth primarily in the north Alabama market increased the provision expense for loan losses in the first nine months 2008 as compared to 2007. These factors will likely lead to increased provision expense for the remainder of 2008 as compared to the same period of 2007.
       The total allowance for loan losses increased to $4,400,197 as of September 30, 2008 from $3,467,019 as of December 31, 2007. The ratio of the allowance for loan losses to total loans outstanding was 1.13 percent at September 30, 2008 as compared to 1.08 percent at December 31, 2007. Management believes that the allowance for loan losses is adequate to cover losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $14,146,029 between December 31, 2007 and September 30, 2008 primarily due to a decrease in federal funds sold at September 30, 2008.  Much of the decrease in the federal funds sold was used to fund loan growth as well as purchase short-term discount notes of government-sponsored enterprises in September 2008 in order to reduce the registrants exposure to its correspondent banking institutions in the federal funds market.
       Marketable investment securities, particularly those of short maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to approximately $19,137,000 at September 30, 2008, representing 13.1 percent of the registrant's investment portfolio as compared to $32,581,000, or 21.3 percent, one year earlier and $26,564,000, or 17.3 percent, at December 31, 2007. The amount of securities maturing in one year or less as of September 30, 2008 returned to historical levels seen prior to 2005. The higher amount of securities maturing in one year or less at September 30, 2007 and December 31, 2007 was primarily a result of the maturing of callable securities that were purchased during the 2002-2004 timeframe and that were not called due to the rising rate environment that was prevalent at that time. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. During the third quarter of 2008, the registrant sold approximately $8,300,000 in investment securities to provide additional liquidity. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At September 30, 2008, the registrant had approximately $138,778,000 in loans maturing within one year. The registrant had $282,000 in federal funds sold on September 30, 2008, compared to $16,069,000 as of December 31, 2007.
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

	Amount at
	September 30, 2008	December 31, 2007
Commitments to extend credit	$75,630,234	$59,531,845
Standby letters of credit	3,439,884	1,279,516
Mortgage loans sold with repurchase
requirements outstanding	6,020,496	5,775,046

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2008, the registrant had total borrowings of $3,454,842 and had approximately $33,129,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2008, the registrant had federal funds purchased of $2,068,000 and had $22,932,000 in additional federal funds lines available from correspondent banks.
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
       Management believes, as of September 30, 2008 and December 31, 2007, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of September 30, 2008 and December 31, 2007.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of September 30, 2008
Total Capital to risk weighted assets
FPNC	$54,346	12.30%	$35,359	>	8.00%	N/A
FNB	53,481	12.10	35,352	>	8.00	44,190	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	49,869	11.28	17,679	>	4.00	N/A
FNB	49,003	11.09	17,676	>	4.00	26,514	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,869	8.70	22,918	>	4.00	N/A
FNB	49,003	8.55	22,915	>	4.00	28,644	>	5.00

As of December 31, 2007
Total Capital to risk weighted assets
FPNC	$52,759	13.96%	$30,226	>	8.00%	N/A
FNB	51,862	13.72	30,222	>	8.00	37,778	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	49,215	13.03	15,113	>	4.00	N/A
FNB	48,318	12.79	15,111	>	4.00	22,667	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,215	9.49	20,742	>	4.00	N/A
FNB	48,318	9.32	20,740	>	4.00	25,925	>	5.00

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       On October 14, 2008, the United States Department of the Treasury announced the TARP Capital Purchase Program, pursuant to which Treasury will make direct capital investments in participating financial institutions. Under this revised program, healthy banks are encouraged to participate in the program. The minimum investment for a financial institution considering participating in the Capital Purchase Program is an amount equal to 1% of its risk-weighted assets and the maximum amount is the lesser of $25 billion or 3% of its risk-weighted assets. The application to participate in this Capital Purchase Program must be received by the institution's primary banking regulator no later than November 14, 2008 and the investment is expected to be made by December 31, 2008. The registrant is evaluating the program, but has not yet made a determination as to whether or not it will make application to participate in the program. If it participates in the program, the capital raised in connection with the sale of the preferred securities to the United States Treasury will be treated as Tier 1 capital.
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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of September 30, 2008, a -200 basis point rate shock was estimated to decrease net interest income approximately $563,000, or 3.3 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $427,000, or 2.5 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 0.8 percent and a +200 basis point rate shock was estimated to decrease the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

current present value of the Bank's equity by 4.9 percent, both well within the policy guidelines. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2008.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

       The registrant may apply for participation in the United States Treasury's Capital Purchase Program.

PART II - OTHER INFORMATION
____________________________________________

       The registrant is considering whether to participate in the United States Treasury's Capital Purchase Program, but it can give no assurance that it will ultimately request to participate in the program or, if it does request to participate, that it will be selected by the United States Treasury for participation. If the registrant ultimately decides to participate and is selected for participation, it would sell preferred shares to the United States Treasury. The minimum amount of preferred stock sold would be approximately $4.4 million and the maximum amount would be approximately $13.3 million, based on the registrant's risk-weighted assets as of September 30, 2008. The preferred shares issued to the United States Treasury would be senior to the registrant's common shares and the holders of the preferred shares would have certain rights and preferences above those of the holders of the registrant's common shares. In addition, the registrant will be required to issue warrants to purchase shares of its common stock to the United States Treasury equal to 15% of the value of the preferred shares issued. The common shares issued upon exercise of these warrants would dilute the ownership interest of the registrant's existing common stock shareholders. Finally, in order to participate in the program, the registrant's shareholders must approve an amendment to the registrant's charter to authorize preferred stock. The registrant can give no assurance that its shareholders will approve such an amendment if submitted to the shareholders by the registrant.

       There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 (the "EESA") will help stabilize the U.S. financial system.

       On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially affect the registrant's business, financial condition, results of operations, access to credit or the trading price of the registrant's common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     (a) None

     (b) None

     (c) The table below sets forth the number of shares repurchased by the registrant during the third quarter of 2008 and the average prices at which these shares were repurchased.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Shares	Average Price	Announced Plans	Purchased Under
	Purchased	Paid per Share	or Programs	the Plans or Programs
July 1-31, 2008	2,465(1)	$55.00	-	$4,738,585
August 1-31, 2008	-	-	-	$4,738,585
September 1-30, 2008	-	-	-	$4,738,585
Total	-	$55.00	-	$4,738,585
	===========	===========	=============	================

(1) Reflects shares repurchased by the registrant from an executive officer in payment of the exercise of stock options on July 24, 2008.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 10, 2008                                     /s/Mark A. Hayes
                                                                              Mark A. Hayes, Chief Executive Officer

Date:  November 10, 2008                                     /s/Tracy Porterfield
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