Form 10-K
period 2008-12-31
FIRST PULASKI NATIONAL CORP
filed 2009-03-16
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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
Yes [    ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2008 was $79,816,000. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $55 per share, the price at what the registrant's common stock was traded on June 24, 2008 the closest trade, of which the registrant has knowledge, to June 30, 2008.

Shares of Common Stock outstanding on February 28, 2009 were 1,551,407.

Documents Incorporated by Reference:
Part III.   Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 30, 2009 are incorporated by reference into Items 10, 11, 12, and 13.

FIRST PULASKI NATIONAL CORPORATION
2008 FORM 10-K ANNUAL REPORT
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

The Corporation owns all of the common stock of the Bank. At December 31, 2008, the Corporation and its subsidiaries had combined total assets of $592,303,208.

At December 31, 2008, the Bank had long-term indebtedness of approximately $3.39 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note 8 to the Corporation's Consolidated Financial Statements includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. The Bank is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has established two branches in Lincoln County, Tennessee, where it is the second largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, the fifth largest financial institution in Limestone County, Alabama, and the twenty-first largest financial institution in Madison County, Alabama, measured by county deposits.

As of February 28, 2009, First National had 174 employees, 17 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three counties in Tennessee, Giles County, Lincoln County, and Marshall County, and two counties in Alabama, Limestone County and Madison County. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County, Tennessee.   First National competes in Giles County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a large regional bank holding company. From June 30, 2006 to June 30, 2008, total deposits for all commercial banks in the Giles County market have increased 8.3% from $579.6 million to $627.6 million. First National has six (6) offices in Giles County, and approximately 53% of its deposits are located there. As of June 30, 2008, First National had the largest market share of banks in Giles County with a 45.0% share of the bank deposits.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,269 in 2006 and a median household income of $37,767 in 2007, the latest available data.

Lincoln County, Tennessee.   First National competes in Lincoln County with five (5) commercial banking organizations. Two (2) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other three (3) commercial banking competitors are small community banking organizations. From June 30, 2006 to June 30, 2008, total deposits for all commercial banks in Lincoln County increased 11.9% from $460.4 million to $515.1 million. First National has two (2) branch offices located in this market, and approximately 27% of its deposits are located there. As of June 30, 2008, First National had a 28.4% share of the Lincoln County bank deposit market, the second largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 32,728 in 2006, and a median household income of $41,536 in 2007, the latest available data.

Marshall County, Tennessee.   First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2006 to June 30, 2008, total deposits for all commercial banks in the Marshall County market increased 2.6% from $419.3 million to $430.3 million. First National has two (2) offices in Marshall County and approximately 8% of its deposits are located there. As of June 30, 2008, First National had the fifth largest market share of banks in Marshall County with an 8.6% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 28,884 in 2006 and a median household income of $43,141 in 2007, the latest available data.

Madison County, Alabama.   In January, 2008 the Bank opened a branch in a leased facility in Huntsville, located in Madison County, Alabama. Madison County, Alabama is the first urban market in which the Bank has opened a branch and the first branch located outside the state of Tennessee. Madison County had an estimated population of 304,307 in 2006 and a median household income of $52,870 in 2007, the latest available data. First National has one (1) office in Madison County and competes with twenty-one (21) commercial banking organizations in the county. Approximately 2% of the Bank's deposits are located there. As of June 30, 2008, First National had the twenty-first largest market share of banks in Madison County with a 0.06% share of the bank deposits. Total deposits for all commercial banks in the Madison County market was $5.213 billion as of June 30, 2008.

Limestone County, Alabama.   In April, 2008 the Bank opened a branch in Athens, located in Limestone County, Alabama. Limestone County had an estimated population of 72,446 in 2006 and a median household income of $46,753 in 2007, the latest available data. First National has one (1) office in Limestone County and competes with six (6) commercial banking organizations in the county. Approximately 10% of the Bank's deposits are located there. As of June 30, 2008, First National had the fifth largest market share of banks in Limestone County with a 5.1% share of the bank deposits. Total deposits for all commercial banks in the Limestone County market was $761.8 million as of June 30, 2008.

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

The Emergency Economic Stabilization Act of 2008 ("EESA") provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Corporation has elected to participate in the transaction account guarantee program, which expires on December 31, 2009. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Capital and Dividends" and Note 14 to the Notes to Consolidated Financial Statements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2008, First National met the conditions necessary to be considered "well capitalized" by its primary regulator.

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

Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation's board of directors must consider its current and prospective capital, liquidity, and other needs.

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

The Corporation's earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Corporation could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Corporation's interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect its results of operations and financial condition. If economic conditions continue to deteriorate, the Corporation's investment securities may deteriorate and lead to other-than-temporary impairment of specific investment securities, which would adversely affect the Corporation's results of operations and financial condition.

An inadequate allowance for loan losses would reduce the Corporation's earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require First National to increase the allowance for loan losses as a part of their examination process, First National's and the Corporation's earnings and capital could be significantly and adversely affected.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Corporation's operations and results.

Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Corporation's deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Corporation, have been negatively affected by the current condition of the financial markets, as has the Corporation's ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact the Corporation's operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact the Corporation's financial performance. In addition, industry, legislative or regulatory developments may cause the Corporation to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Liquidity needs could adversely affect the Corporation's results of operations and financial condition.

The Corporation relies on dividends from First National as its primary source of funds. The primary source of funds of First National are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, brokered certificates of deposit and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

As the Corporation has expanded its operations into more urban areas in Alabama, it has significantly increased its real estate construction and development loans, which loans have a greater credit risk than residential mortgage loans.

The percentage of construction and land development loans in First National's portfolios to total loans was approximately 13.9% of total loans at December 31, 2008 compared to 6.8% at December 31, 2007 and 4.2% at December 31, 2006. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made in light of current economic conditions which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. Additionally, the Corporation may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects. Also, in the event of a continued general economic downturn in the construction industry, the Corporation's results of operations may be adversely impacted and its net book value may be reduced.

The Corporation is geographically concentrated in Giles, Lincoln and Marshall Counties, Tennessee, and Limestone and Madison Counties, Alabama and changes in local economic conditions impact its profitability.

The Corporation operates primarily in Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama, and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Corporation's success significantly depends upon the growth in population, income levels and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in these markets. In addition, unfavorable local or national economic conditions like those currently being experienced has, and could in the future continue to, reduce the Corporation's growth rate, affect the ability of its customers to repay their loans and generally affect its financial condition and results of operations. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

The enactment of Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 may not be able to stabilize the U.S. financial system or the economy and may significantly affect the Corporation's financial condition, results of operation or liquidity.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 ("ARRA") in an effort to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA, or ARRA, or their programs, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA or ARRA, or their programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially affect the Corporation's business, financial condition, results of operations, access to credit or the trading price of the Corporation's common stock.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Corporation's business, financial condition and results of operations could be materially and adversely affected.

Stress on the Federal Home Loan Bank system may cause the Corporation's results of operations and financial condition to be adversely affected.

In recent months, the financial media has disclosed that the nation's Federal Home Loan Bank ("FHLB") system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. The Corporation is a member of the FHLB-Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including FHLB-Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions like the Corporation. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including First National, this would place increased pressure on other wholesale funding sources, which may negatively impact the Corporation's net interest margin and results of operations.

Fluctuations in interest rates could reduce our profitability.

The absolute level of interest rates as well as changes in interest rates may affect the Corporation's level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Corporation's direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with the Corporation's customers also impact the rates the Corporation collects on loans and the rates it pays on deposits.

As interest rates change, the Corporation expects that it will periodically experience "gaps" in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Corporation's position, this "gap" may work against the Corporation, and its earnings may be negatively affected.

Changes in the level of interest rates also may negatively affect the Corporation's ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which ultimately affect the Corporation's earnings. A decline in the market value of the Corporation's assets may limit the Corporation's ability to borrow additional funds. As a result, the Corporation could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Corporation, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Corporation will incur losses.

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

The Corporation has assembled a senior management team which has a substantial background and experience in banking and financial services in the Corporation's market areas. Loss of these key personnel could negatively impact the Corporation's earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this facility was completed in early 1995 and the facility is currently under renovation. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the Bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town. Construction was completed and the Bank moved into the new facility in Lewisburg in February, 2007. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. In January 2008, the Bank opened its Huntsville Office in a leased facility. The Bank opened a temporary branch in Athens, Alabama in the April 2008 and plans to construct a new facility on the property adjacent to the temporary facility.

ITEM 3. LEGAL PROCEEDINGS.

The Corporation and its subsidiary are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the Corporation nor its subsidiary is currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on Nasdaq or any other quotation service. The following trading prices for 2008 and 2007 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid
1st Quarter, 2008	$52.50 - 55.00	$0.45
2nd Quarter, 2008	$55.00 - 55.00	$0.45
3rd Quarter, 2008	$55.00 - 55.00	$0.45
4th Quarter, 2008	$55.00 - 55.00	$0.45
Total Annual Dividend, 2008		$1.80

1st Quarter, 2007	$55.00 - 55.00	$0.45
2nd Quarter, 2007	$55.00 - 55.00	$0.45
3rd Quarter, 2007	$55.00 - 55.00	$0.45
4th Quarter, 2007	$55.00 - 55.00	$0.45
Total Annual Dividend, 2007		$1.80

There were approximately 1,564 shareholders of record of the Corporation's common stock as of February 28, 2009.

The Corporation reviews its dividend policy at least annually. The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of First National. The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all operations are conducted through its subsidiaries, the Corporation's ability to pay dividends also depends on the ability of the subsidiaries to pay dividends to the Corporation. The ability of First National to pay cash dividends to the Corporation is restricted by applicable regulations of the OCC and the FDIC. For a more detailed discussion of these limitations see "Item 1. Business - Supervision and Regulation - Payment of Dividends" and Note 14 to the Notes to Consolidated Financial Statements.

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

	For Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts)
Interest income	$33,687	$33,605	$29,028	$25,395	$23,279
Interest expense	14,856	16,777	13,081	9,371	6,589
Net interest income	18,831	16,828	15,947	16,024	16,690
Loan loss provision	2,033	261	175	601	664
Non-interest income	4,400	4,139	4,021	3,868	3,428
Non-interest expense	17,252	13,392	12,649	12,261	12,121
Income before income tax	3,946	7,314	7,144	7,030	7,333
Net income	3,471	5,453	5,279	5,258	5,328

Total assets	$592,303	$529,941	$484,088	$450,393	$426,929
Loans, net of unearned income	398,564	321,630	280,816	272,948	255,824
Securities	136,652	153,900	147,191	133,920	136,464
Deposits	530,497	469,008	426,475	397,412	373,401

Per Share Data:
Net Income-Basic	$2.24	$3.51	$3.36	$3.29	$3.24
Net Income-Diluted	2.24	3.50	3.35	3.28	3.22
Cash dividends paid	1.80	1.80	1.68	1.65	1.65

Total average equity	$50,127	$48,629	$47,047	$45,685	$45,527
Total average assets	559,115	504,385	465,446	442,729	426,067
Total year-end assets	592,303	529,941	484,088	450,393	426,929
Total long-term debt	3,392	3,640	3,874	4,096	4,335

Ratios
Avg equity to avg assets	8.97%	9.64%	10.11%	10.32%	10.69%
Return on average equity	6.92%	11.21%	11.22%	11.51%	11.70%
Return on average assets	0.62%	1.08%	1.13%	1.19%	1.25%
Dividend payout ratio	80.40%	51.28%	49.97%	50.02%	50.99%

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2008	2007	2006	2005	2004
Basic	1,547,271	1,552,998	1,572,535	1,596,695	1,646,422
Diluted	1,551,603	1,558,919	1,578,021	1,603,908	1,655,415

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

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended. The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements. Such factors include those identified in "Item 1A. Risk Factors" above and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the Corporation's market areas, (vi) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) any activity in the capital markets that would cause the Corporation to conclude that there was impairment of any asset including intangible assets, and (x) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (xi) loss of key personnel. Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Corporation. The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

OVERVIEW

Total assets of the Corporation grew $62.4 million, or 11.8 percent, from December 31, 2007 to December 31, 2008. Growth in loans accounted for much of the growth in assets as loans grew $76.9 million, or 23.9 percent, from the end of 2007 to the end of 2008. Much of this growth in loans was generated in the registrant's north Alabama market. This growth in assets was funded primarily by an increase in deposits, primarily in the registrant's north Alabama market, as total deposits increased $61.5 million, or 13.1 percent, from the end of 2007 to the end of 2008. Funding for the loan growth also came from maturities and sales of investment securities, as well as federal funds sold. Net charged-off loans totaled $279,800 in 2008, resulting in a charge-off ratio of 0.08 percent compared to net charge-offs of $267,500 in 2007, resulting in a charge-off ratio of 0.09 percent. Net income decreased approximately $1,982,000 to $3,471,000, or $2.24 per diluted share, in 2008 as compared to 2007. Net interest income increased approximately $2,020,000 in 2008 as compared to 2007. Net income in 2008 was negatively impacted by an impairment charge taken against its investment in preferred stock securities of the Federal National Mortgage Association ("Fannie Mae") in 2008 discussed below, by the Corporation's expansion into new markets and the associated increase in noninterest expense and by weakening economic conditions in the latter half of 2008.

On September 7, 2008, the United States Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency ("FHFA") announced that the FHFA was placing Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac") under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock and giving management control over Fannie Mae and Freddie Mac to FHFA. Subsequent to the announcement of the actions described above, the market value of the perpetual preferred securities of Fannie Mae owned by the Corporation declined significantly. Net income for 2008 was negatively impacted by a non-cash impairment charge of $1,952,721 related to the write-down of the Corporation's investment in Fannie Mae preferred stock securities, with $108,600 of the write-down occurring in the fourth quarter of 2008 and the remainder of the write-down occurring in the second and third quarters of 2008. The Corporation's investment in Fannie Mae preferred stock is carried at $66,400 at December 31, 2008. If dividend payments are restored in the future, the fair value of these securities may improve. The Corporation will continue to monitor these securities for other-than-temporary impairment in the future. Additional impairment charges may be necessary in the future for these securities.

In January 2008, the Bank opened an office in Huntsville, Alabama, which is the first urban market in which the Bank has opened an office and the first office located outside the state of Tennessee. The Bank also opened an office in Athens, Alabama in April 2008. The opening of these two offices had a negative impact upon net income in 2008 as expenses associated with these offices exceeded the income generated by these offices during the period. Salaries and employee benefits expense increased approximately $1,121,000 in 2008 as compared to the same period of 2007 primarily due to increased costs incurred to staff these two new offices. Other non-interest expenses increased as well due to the opening of these two offices in north Alabama. Management believes this expansion into the north Alabama market is vital to the long-term continued

growth and success of the registrant. The increased non-interest expenses experienced in 2008 due to this expansion into these new markets is likely to continue in future years as compared to earlier periods as the Bank incurs increased personnel costs and other expenses associated with the two new offices.

The weakening local and national economy, especially in the latter half of 2008, negatively impacted the Corporation's net income in 2008 as the Corporation's loan portfolio began to show signs of increased stress. Actual charged-off loans showed only a small increase in 2008 as compared to 2007, however, other indicators of stress such as nonaccrual loans and loans classified as substandard or worse, showed larger increases in 2008 as compared to 2007. Nonaccrual loans increased from $428,000 at the end of 2007 to $3,029,000 at the end of 2008. Loans rated substandard and accruing interest increased from $8,025,000 at the end of 2007 to $11,457,000 at the end of 2008. Management's evaluation of the loan portfolio as of December 31, 2008 indicated that additional provisions for loan losses were needed, leading to a provision for loan losses of $963,000 in the fourth quarter of 2008 and $2,033,000 for the entire year, a $758,000 and $1,771,000 increase, respectively, over prior periods. The depth and length of the current economic downturn is unknown. If economic conditions continue to deteriorate, the provision for loan losses is likely to continue at elevated levels in 2009 and the Corporation's earnings will continue to be negatively impacted.

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

The historical allowance is calculated by applying loss factors to outstanding loans. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed, and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied by the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2008 was approximately $3.47 million, or $2.24 per diluted share, compared with approximately $5.45 million, or $3.50 per diluted share, in 2007 and approximately $5.28 million, or $3.35 per diluted share, in 2006. Return on average assets was 0.62% in 2008, 1.08% in 2007 and 1.13% in 2006. The return on average equity was 6.9%, 11.2% and 11.2% for 2008, 2007 and 2006, respectively. Net income for 2008 was negatively impacted by a non-cash impairment charge of approximately $1,953,000 related to the write-down of the Corporation's investment in Fannie Mae preferred stock securities, increased noninterest expense associated with the Corporation's expansion into Alabama and continuing deterioration in the local and national economy.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits, repurchase agreements, and borrowed funds (interest expense). In 2008, net interest income increased by 11.9% to $18.83 million from $16.83 million in 2007, following an increase of 5.5% in 2007 from $15.95 million in 2006. Total assets of the Corporation increased approximately $62.4 million from December 31, 2007 to December 31, 2008. Loans net of unearned income increased approximately $76.9 million from December 31, 2007 to December 31, 2008. Deposits increased approximately $61.5 million over the same period. The higher loan growth than deposit growth contributed to an approximately $17.2 million decrease in investments as the Corporation used investment security maturities and sales to fund loan growth. Also, federal funds sold decreased approximately $4.4 million from December 31, 2007 to December 31, 2008. Total assets of the Corporation increased approximately $45.9 million from December 31, 2006 to December 31, 2007. Loans net of unearned income increased approximately $40.8 million from December 31, 2006 to December 31, 2007. Deposits increased approximately $42.5 million over the same period, contributing to an approximately $6.7 million increase in investments as the Corporation invested the excess growth in deposits over loans in lower-yielding investment securities. Also, federal funds sold decreased approximately $1.9 million from December 31, 2006 to December 31, 2007.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management strives to maintain an acceptable spread between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities to maintain an adequate net interest margin.

Net interest income on a fully taxable equivalent basis increased $2,175,000 from 2007 to 2008. This increase resulted from a $2,988,000 increase due to increased volumes offset by a $813,000 decrease due to changes in interest rates. The increase in interest income in 2008 over 2007 was due to an increase in volumes of interest-earning assets that was largely offset by a decrease in the interest rates earned on interest-earning assets. The decrease in interest expense in 2008 was primarily due to a decrease in rates paid on interest-bearing liabilities that was somewhat offset by an increase in the volumes of interest-bearing liabilities. Net interest income on a fully taxable equivalent basis increased $900,000 from 2006 to 2007. This increase resulted from a $1,015,000 increase due to increased volumes offset by a $115,000 decrease due to changes in interest rates. The increase in interest income in 2007 over 2006 was slightly more due to an increase in volumes of interest-earning assets than to an increase in the interest rates earned on interest-earning assets. The increase in interest expense in 2007 was slightly more due to an increase in rates paid on interest-bearing liabilities than to an increase in the volumes of interest-bearing liabilities.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2008, 2007 and 2006.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans	$357,053	$27,364	7.66%	$300,051	$26,617	8.87%	$277,288	$23,377	8.43%
Taxable investment securities	77,504	3,584	4.62%	83,689	3,937	4.70%	76,337	2,879	3.77%
Non-taxable investment
securities	72,368	3,282	4.54%	75,488	3,203	4.24%	67,001	2,919	4.36%
Federal funds sold	9,989	245	2.45%	8,823	446	5.05%	8,841	444	5.02%
Deposits in other banks	531	17	3.20%	408	17	4.17%	410	20	4.88%
Dividends	1,756	88	5.01%	1,729	106	6.13%	1,680	91	5.42%
Total Interest-Earning Assets	519,201	34,580	6.66%	470,188	34,326	7.30%	431,557	29,730	6.89%

Non-Interest Earning Assets:
Cash and due from banks	12,054			9,803			12,050
Premises and equipment, net	15,425			11,889			10,677
Other Assets	17,135			15,055			12,792
Less allowance for loan losses	(3,913)			(3,488)			(3,731)
Total Non-Interest-Earning Assets	40,701			33,259			31,788

TOTAL	$559,902			$503,447			$463,345
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$52,342	$698	1.33%	$36,708	$512	1.39%	$33,289	$370	1.11%
Savings deposits	68,028	1,102	1.62%	63,334	1,399	2.21%	69,500	1,418	2.04%
Time deposits	314,163	12,829	4.08%	286,566	14,596	5.09%	250,203	11,054	4.42%
Repurchase agreements	1,567	40	2.55%	1,658	65	3.92%	738	30	4.07%
Other borrowed money	3,700	187	5.05%	3,925	205	5.22%	3,989	209	5.24%
Total Interest-Bearing
Liabilities	439,800	14,856	3.38%	392,191	16,777	4.28%	357,719	13,081	3.66%

Non-Interest-Bearing Liabilities:
Demand deposits	63,892			58,433			56,553
Other liabilities	5,747			4,680			2,026
Total Non-Interest Bearing
Liabilities	69,639			63,113			58,579
Shareholders' Equity	50,463			48,143			47,047
TOTAL	$559,902			$503,447			$463,345
	======			======			======
Net interest earnings/spread,
on a taxable equivalent basis		19,724	3.80%		17,549	3.73%		16,649	3.86%
Taxable equivalent adjustments:
Loans		200			164			108
Investment securities		694			557			594
Total taxable equivalent adjustment		894			721			702

Net interest earnings		$18,830			$16,828			$15,947
		=====			=====			=====

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,265,535 for 2008, $1,203,888 for 2007 and $1,158,644 for 2006.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.
	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans	$5,057	$(4,310)	$747	$1,919	$1,321	$3,240
Taxable investment securities	(291)	(62)	(353)	277	781	1,058
Non-taxable investment securities	(132)	211	79	370	(86)	284
Federal funds sold	59	(260)	(201)	(1)	3	2
Other deposits	5	(5)	0	0	(3)	(3)
Dividends	2	(20)	(18)	3	12	15

Total Interest-Earning Assets	$4,700	$(4,446)	$254	$2,568	$2,028	$4,596
	========	========	=======	========	========	=======
Interest Paid On:
Demand deposits	$218	($32)	$186	$38	$104	$142
Savings deposits	104	(401)	(297)	(126)	107	(19)
Time deposits	1,406	(3,173)	(1,767)	1,607	1,935	3,542
Repurchase agreements	(4)	(21)	(25)	37.00	(2)	35
Other borrowed money	(12)	(6)	(18)	(3)	(1)	(4)

Total Interest-Bearing Liabilities	$1,712	$(3,633)	$(1,921)	$1,553	$2,143	$3,696
	========	========	=======	========	========	=======
Net Interest Earnings, on a taxable
equivalent basis	$2,988	$(813)	$2,175	$1,015	$(115)	$900
	========	========	=======	========	========	=======
Less: taxable equivalent adjustment			173			19

Net Interest Earnings			$2,002			$881
			=======			=======

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

The net interest margin improved in 2008 to 3.80% from 3.73% in 2007. This increase in net interest margin was primarily due to the growth in loans experienced in 2008. Average loans increased $57.0 million to $357.1 million in 2008 as compared to $300.1 million in 2007, while average investment securities decreased $9.3 million to $149.9 million in 2008 from $159.2 million in 2007. Loans are generally higher yielding assets than investment securities, thus the higher growth in average loans in 2008 than investment securities contributed to the increased net interest margin in 2008 as compared to 2007. Much of the growth in loans in 2008 occurred in the Corporation's Alabama markets.

NON-INTEREST INCOME

Non-interest income totaled $4,400,000 in 2008, an increase of $261,000, or 6.3%, from 2007. The increase is primarily attributable to a $121,000 increase in service charges on deposit accounts, a $56,000 increase in other service charges and fees, a $49,000 increase in mortgage banking income and a $36,000 increase in income on company-owned life insurance in 2008 as compared to 2007. These increases were partially offset by a $26,000 decrease in commissions and fees.

Non-interest income totaled $4,139,000 in 2007, an increase of $118,000, or 2.9%, from 2006. The increase was primarily attributable to a $116,000 increase in other income, a $64,000 increase in service charges on deposit accounts, a $55,000 increase in other service charges and a $39,000 increase in income on company-owned life insurance in 2007 as compared to

2006. These increases were partially offset by a $86,000 decrease in gains (losses) on sale or write-downs of other assets, net, and a $43,000 decrease in mortgage banking income.

NON-INTEREST EXPENSE

Non-interest expense in 2008 was $17,252,000, up $3,860,000, or 28.8%, from 2007. This increase is primarily attributable to a $1,953,000 write-down on investments in 2008 described in more detail above, as well as a $1,121,000 increase in salaries and employee benefits in 2008 as compared to 2007. Other increases included a $432,000 increase in other operating expenses, a $215,000 increase in occupancy expenses, an $88,000 increase in advertising and public relations expenses and a $51,000 increase in furniture and equipment expense in 2008 as compared to 2007. The increase in salaries and employee benefits was largely due to an increased number of employees due to the Corporation's expansion efforts in North Alabama. The Corporation's expansion efforts in North Alabama also negatively impacted other operating expenses, occupancy expenses and furniture and equipment expenses in 2008 as compared to 2007.

Non-interest expense in 2007 was $13,392,000, up $743,000, or 5.9%, from 2006. This increase was primarily attributable to a $391,000 increase in salaries and employee benefits and a $323,000 increase in other operating expenses in 2007 as compared to 2006. The increase in salaries and employee benefits was largely due to increased personnel expenses per employee. The increase in other operating expense was primarily due to non-recurring increased expenses related to improving operating processes related to document imaging, as well as increased expenses related to the registrant's efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to absorb probable incurred losses on loans. The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio. The Bank utilizes an independent loan review function which considers past loan experience, collateral value and possible effects of prevailing economic conditions. Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered. Management performs calculations for the minimum allowance level needed and a final evaluation is made.

The provision for loan losses was $2,033,000 in 2008 compared to $261,000 in 2007 and $175,000 in 2006. The large provision for loan losses in 2008 as compared to 2007 and 2006 was primarily a result of a deterioration in the economy of the Corporation's market areas in 2008 as well as increased loan growth that occurred in 2008. Although the Corporation's net charge-offs did not increase materially in 2008 when compared to 2007, the Corporation did experience significant increases in non-accrual loans and loans classified as substandard or worse and accruing interest between 2007 and 2008 and as a result management determined that the allowance for loan losses should be increased through a significant provision expense. If the borrowers on these nonaccrual or substandard or worse loans at December 31, 2008 continue to experience difficulties and are unable to repay the Corporation, the Corporation may be required to charge these loans off which would require additional provision expense that would negatively impact the Corporation's results of operations. For a more detailed discussion of the Corporation's loan portfolio and loan quality see below under "Financial Condition - Loan Quality" and "Financial Condition - Non-Performing Assets".

INCOME TAXES

Income tax expense includes federal and state taxes on taxable earnings. Income taxes were $475,000, $1,861,000 and $1,865,000 in 2008, 2007 and 2006, respectively. The effective tax rates were 12.0%, 25.4% and 26.1% in 2008, 2007 and 2006, respectively. The decline in the effective tax rate for 2008 was primarily a result of reduced income before taxes in 2008 while tax free income continues to proportionally increase.

The Corporation had net deferred tax assets of $2,412,000 at December 31, 2008, as compared to a net deferred tax asset of $1,252,000 at December 31, 2007. The deferred tax asset resulting from the allowance for loan losses was the largest component of the deferred tax asset in both periods. At December 31, 2008, the Corporation also had a deferred tax asset of $749,000 resulting from the write-down of investments discussed above.

FINANCIAL CONDITION

LOANS

Management's focus is to promote loan growth in the Corporation's target markets, emphasizing the expansion of business in the Corporation's trade areas. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. Total loans net of unearned fees increased $76.9 million from December 31, 2007 to December 31, 2008. Most categories of loans showed an increase in 2008. The categories of loans showing the largest increase included construction and land development loans with an increase of $33.7 million, nonresidential nonfarm real estate loans with an increase of $22.3 million, residential real estate loans with an increase of $13.8 million, and commercial and industrial loans with an increase of $3.4 million in 2008.

Over the last three years, average total loans increased by $57.0 million, or 19.0%, in 2008, by $22.8 million, or 8.2%, in 2007 and by $9.8 million, or 3.7%, in 2006, in each case over the prior year. The growth in deposits, together with a liquidation of available for sale securities in 2008, was the primary funding source for this continuing increase in loan demand.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (35 percent of the total loans) and 1-4 family residential loans (23 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the Corporation has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (55 percent of total risk-based capital), loans secured by subdivision land (53 percent of total risk-based capital), loans secured by hotel and motel properties (33 percent of total risk-based capital), loans secured by new single family housing construction (33 percent of total risk-based capital), loans to gasoline stations with convenience stores (30% of total risk-based capital), loans to lessors of nonresidential buildings (27% of total risk-based capital) and loans to religious organizations (25% of risk-based capital). The Corporation saw an increase of $33.7 million, or 154.2 percent, in its construction and land development loans at year-end 2008 as compared to year-end 2007, primarily due to increases in loans secured by subdivision land, reflecting the Corporation's expansion into more growth-oriented urban areas in Alabama. Larger construction and land development lines are reviewed annually and are also included in sample testing by an independent loan review function. Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate, which experienced deterioration throughout 2008. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Limestone and Madison Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is adequate to absorb probable incurred losses in the loan portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan.

LOAN PORTFOLIO
	December 31,
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Construction and land development	$55,484	$21,828	$11,682	$9,654	$7,211
Commercial and industrial	34,120	30,712	24,289	26,680	19,814
Agricultural	7,642	8,260	5,898	5,804	7,298
Real estate - farmland	35,923	33,551	28,145	23,334	21,845
Real estate - residential	91,757	77,961	70,655	75,544	74,913
Real estate - nonresidential, nonfarm	137,749	115,478	112,650	104,828	98,862
Installment - individuals	26,668	24,607	22,965	22,974	23,228
Other loans(1)	9,672	9,604	4,847	4,432	2,935
	$399,015	$322,001	$281,131	$273,250	$256,106
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2008 (excluding residential mortgage, home equity and installment-individual loans).
	Due in one year or less	Due after one year but before five years	Due after five years	Total
	(in thousands of dollars)
Construction and land development	$37,950	$17,534	$-	$55,484
Commercial and industrial	16,900	16,261	959	34,120
Agricultural	6,537	1,105	-	7,642
Real estate-farmland	17,003	17,276	1,644	35,923
Real estate-nonresidential, nonfarm	32,474	92,127	13,148	137,749
Total selected loans	$110,864	$144,303	$15,751	$270,918
	===========	===========	===========	===========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2008.

	Due in one year or less	Due after one year but before five years	Due after five years	Total
Percent of total selected loans	40.92%	53.27%	5.81%	100.00%
Cumulative percent of total	40.92%	94.19%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year

Fixed rate loans		$120,201	$1,998	$122,199
Variable rate loans		24,102	13,753	37,855
Total		$144,303	$15,751	$160,054
		===========	==========	==========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period and average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and provisions for loan losses which have been charged to expense.

	For year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Amount of net loans
outstanding at end of period	$398,564	$321,630	$280,816	$272,948	$255,824
	=========	=========	=========	=========	=========
Daily average amount of loans	$357,053	$300,051	$277,288	$267,459	$238,903
	=========	=========	=========	=========	=========
Balance of allowance for
possible loan losses at
beginning of period	$3,467	$3,473	$3,735	$3,489	$3,449
Less charge-offs:
Construction and land
development	-	-	-	56	-
Commercial and industrial	85	29	315	15	155
Agricultural	-	-	10	-	8
Real estate-farmland	-	-	-	-	19
Real estate-residential	97	255	26	226	50
Real estate-nonresidential,
nonfarm	120	-	24	-	393
Installment-Individuals	173	233	364	455	372
Other loans	-	-	-	-	-
	475	517	739	752	997
Add recoveries:
Construction and land
development	-	-	-	-	-
Commercial and Industrial	11	13	31	15	88
Agricultural	11	25	35	15	21
Real estate-farmland	-	-	21	12	22
Real estate-residential	49	32	34	58	22
Real estate-nonresidential,
nonfarm	7	34	8	6	33
Installment-Individuals	115	143	250	290	186
Other loans	2	3	-	1	1
	195	250	379	397	373

Net loans charged off	280	267	360	355	624

Provision charged to expense	2,033	261	175	601	664
Adjustment for off-balance sheet
credit exposures	-	-	(77)	-	-
Balance at end of period	$5,220	$3,467	$3,473	$3,735	$3,489
	=========	=========	=========	=========	=========
Net charge-offs as percentage of
average loans outstanding:	0.08%	0.09%	0.13%	0.13%	0.26%

Net charge-offs as percentage of:
Provision for loan losses	13.8%	102.3%	205.7%	59.1%	94.0%
Allowance for loan losses	5.4%	7.7%	10.4%	9.5%	17.9%

Allowance at end of period to
loans, net of unearned income	1.31%	1.08%	1.24%	1.37%	1.36%

As seen in the above table, net loans charged-off increased slightly to $280,000 in 2008 from $267,000 in 2007 following a decrease from $360,000 in 2006. Net charged-off loans remained relatively low in 2008, however, the loan portfolio began to show some weakness in quality as the decline in economic conditions accelerated late in 2008. Net loans charged-off in 2008 consisted of net losses on real estate loans of $161,000, net losses on commercial and industrial loans of $74,000, net losses on loans to individuals of $58,000 and net recoveries on agricultural loans of $11,000. This compared to net loan charge-offs in

2007 which consisted of net losses on real estate loans of $189,000, net losses on loans to individuals of $90,000, net losses on commercial and industrial loans of $16,000 and net recoveries on agricultural loans of $25,000. The allowance for loan losses at the end of 2008 was $5,220,000, or 1.31% of outstanding loans and leases, as compared to $3,467,000, or 1.08% of outstanding loans and leases, and $3,473,000, or 1.24% of outstanding loans and leases, in 2007 and 2006, respectively. Net loans charged-off amounted to 0.08% of average total loans outstanding in 2008, 0.09% in 2007 and 0.13% in 2006.

The allowance for loan losses was 1.7 times the balance of nonaccrual loans at the end of 2008 compared to 8.1 in 2007 and 4.4 in 2006. Nonaccrual loans increased $2,601,000 to $3,029,000 at December 31, 2008 from $428,000 at December 31, 2007, primarily due to an increase in residential real estate loans and commercial real estate loans classified as nonaccrual. Nonaccrual loans decreased $364,000 to $428,000 at December 31, 2007 from $792,000 at December 31, 2006, primarily due to a decrease in commercial real estate loans classified as nonaccrual. Management believes that the allowance for loan losses as of December 31, 2008 is adequate, but if economic conditions deteriorate beyond managements expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through additional provision for loan losses.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.
	December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands of dollars)
Allowance applicable to:
Construction and land development	$1,009	$168	$90	$376	$177
Commercial and industrial loans	712	847	372	658	456
Agricultural loans	74	121	258	64	188
Real estate-farmland	367	310	240	267	203
Real estate-residential	844	565	856	833	804
Real estate-nonresidential
nonfarm	1,383	951	1,124	1,084	1,080
Installment-individual	755	447	513	428	558
Other loans	76	58	20	25	23
	$5,220	$3,467	$3,473	$3,735	$3,489
	========	========	========	========	========
Percentages of loans by
category to total loans:
Construction and land development	13.91%	6.78%	4.16%	3.53%	2.81%
Commercial and industrial loans	8.55%	9.54%	8.64%	9.77%	7.74%
Agricultural loans	1.92%	2.57%	2.10%	2.12%	2.85%
Real estate-farmland	9.00%	10.42%	10.01%	8.54%	8.53%
Real estate-residential	23.00%	24.21%	25.13%	27.65%	29.25%
Real estate-nonresidential
nonfarm	34.52%	35.86%	40.07%	38.36%	38.60%
Installment-individual	6.68%	7.64%	8.17%	8.41%	9.07%
Other loans	2.42%	2.98%	1.72%	1.62%	1.15%
	100.00%	100.00%	100.00%	100.00%	100.00%
	========	========	========	========	========

The Corporation monitors changes in the credit quality, terms and loan concentrations in its loan portfolio. Construction and land development loans increased $33.7 million, or 154.2%, at year-end 2008 as compared to year-end 2007, primarily due to increases in loans secured by subdivision land, reflecting the Corporation's expansion into more growth-oriented urban areas in Alabama. This increase in construction and land development loans in 2008 was the largest increase in any category of loans in 2008. The Corporation evaluates its exposure level to loan concentrations periodically to determine any amount of additional allowance allocations that is necessary based on these concentrations.

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

From December 31, 2007 to December 31, 2008, nonaccruing loans increased to $3,029,000 from $428,000 following a decrease from $792,000 at year-end 2006. The changes in each year were primarily a result of the items discussed previously under the section titled "Summary of Loan Loss Experience." There were no restructured loans as of December 31, 2008 and December 31, 2007. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $247,000 at December 31, 2008, a decrease from $672,000 at December 31, 2007. The weakening economic conditions will likely lead to an increase in other real estate owned in 2009 as compared to 2008, and likely will result in increased non-interest expenses in 2009 as compared to 2008.

There were $2,000 in loans past due 90 days or more and accruing interest as of December 31, 2008. At December 31, 2007, there were no loans past due 90 days or more and accruing interest. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan losses.

The following table summarizes the Corporation's nonaccrual loans, loans past due 90 days or more but accruing interest and restructured loans.
	December 31,
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Nonaccrual loans	$3,029	$428	$792	$989	$511
Troubled debt restructurings	0	0	0	61	59
Other real estate owned	247	672	664	1,059	3,198
Loans past due ninety days or
more as to interest or
principal payment	2	0	6	107	305

The amount of interest income actually recognized on the nonaccrual loans during 2008, 2007 and 2006 was $35,000, $18,000 and $60,000, respectively. The additional amount of interest income that would have been recorded during 2008, 2007 and 2006, if the above nonaccrual loans had been current in accordance with their original terms, was $38,000, $31,000 and $55,000, respectively.

Loans that are classified as "substandard" by the Bank represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. At December 31, 2008, there were approximately $11,457,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $8,025,000 in loans that were classified as "substandard" and accruing interest at December 31, 2007. At December 31, 2008, management was not aware of any specifically identified loans, other than those included in the category discussed above that represent significant potential problems or that management has doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank have appropriate internal controls and although the Corporation and the Bank conduct regular and thorough loan reviews, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb probable incurred losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. See "Critical Accounting Policies" for more information pertaining to the Corporation's allowance for loan losses.

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

The following table sets forth the carrying amount of investment and other securities at the dates indicated:
	December 31,
	2008	2007	2006
	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$108	$-	$-
U.S. Government Agencies and
Government-Sponsored Entities	58,511	62,690	67,682
Mortgage-backed securities	12,609	3,939	1,107
Obligations of states and
political subdivisions	64,971	81,779	71,965
Other debt securities	387	3,469	6,437
Other securities	66	2,023	-
Total securities	$136,652	$153,900	$147,191
	=========	=========	=========

The following table sets forth the maturities of securities at December 31, 2008 and the average yields of such securities. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2008. Also, the securities labeled "Other securities" in the table above are equity securities of a government-sponsored agency authorized to make loans and loan guarantees and have no maturity date. Therefore they are not included in the maturity categories below as of December 31, 2008.

	U.S. Treasuries,
	Government Agencies	State and
	and Government-	Political	Other Debt
	Sponsored Enterprises	Subdivisions	Securities	Total
	(in thousands of dollars)
Available-for-sale
Due in one year or less:
Amount	$5,603	$5,701	$387	$11,691
Yield	2.88%	4.52%	5.40%	3.76%

Due after one year through
five years:
Amount	$41,612	$28,793	-	$70,405
Yield	4.09%	4.76%	-	4.36%

Due after five years through
ten years:
Amount	$11,404	$28,745	-	$40,149
Yield	4.28%	5.20%	-	4.94%

Due after ten years:
Amount	-	$1,732	-	$1,732
Yield	-	5.48%	-	5.48%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities decreased by $9.3 million, or 5.8%, to $149.9 million during 2008 as compared to $159.2 million for 2007. Average non-taxable securities decreased by $3.1 million, or 4.1%, while average taxable securities decreased by $6.2 million, or 7.4%, to account for the overall decrease in average investments. The decrease in total average securities during 2008 was primarily a result of higher average loan growth as compared to average deposit growth in 2008. Total average securities increased by $15.9 million, or 11.1%, to $159.2 million during 2007 as compared to $143.3 million for 2006. Average non-taxable securities increased by $8.5 million, or 12.7%, while average taxable securities increased by $7.4 million, or 9.6%, to account for the overall increase in average investments. The increase in total average securities during 2007 was primarily a result of higher deposit growth than loan growth in 2007.

During 2008, the Corporation saw an improvement in the market value of its investment securities portfolio. There was an unrealized gain on securities, net of tax, of $966,000 at December 31, 2008 as compared to an unrealized gain on securities, net of tax, of $393,000 at December 31, 2007. The primary cause for unrealized gains and losses within the portfolio at each year-end is the impact movements in market rates have had in comparison to the underlying yields on these securities. Market interest rates declined during the latter part of 2008, causing the investments held by the Corporation to increase in market value at December 31, 2008 as compared to December 31, 2007.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including certificates of deposits in excess of $100,000. Average deposits increased by $53.4 million, or 11.9%, to $498.4 million in 2008, by $35.5 million, or 8.7%, to $445.0 million in 2007, and by $20.4 million, or 5.3%, to $409.5 million in 2006. Although the Corporation experienced a 9.3% growth in average non-interest bearing deposits in 2008 as compared to 2007, much of the dollar growth in deposits experienced by the Corporation in 2008 was in accounts that are interest sensitive. Average time deposits increased $27.6 million in 2008, $36.4 million in 2007 and $25.2 million in 2006 as compared to the previous year.

The average amount of deposits for the periods indicated is summarized in the following table:

	For the years ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$63,892	0.00%	$58,433	0.00%	$56,553	0.00%

Interest bearing
demand deposits	52,342	1.33%	36,708	1.39%	33,289	1.11%
Savings deposits	68,028	1.62%	63,334	2.21%	69,500	2.04%
Time deposits of
$100,000 or more	179,185	4.10%	159,941	5.12%	137,747	4.51%
Other time deposits	134,978	4.06%	126,625	5.06%	112,456	4.30%
Total interest bearing
deposits	434,533	3.37%	386,608	4.27%	352,992	3.64%

Total deposits	$498,425		$445,041		$409,545
	==========		==========		==========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2008 are summarized as follows (in thousands of dollars):
3 months or less	$39,889
Over 3 months through 6 months	80,178
Over 6 months through 12 months	38,794
Over 1 year	25,477
Total	$184,338
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
	Amount
	2008	2007	2006
	(in thousands of dollars)
Commitments to extend credit	$60,767	$59,532	$53,909
Standby letters of credit	3,559	1,280	1,657
Mortgage loans sold with repurchase
requirements outstanding	3,235	5,775	7,059

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

Marketable securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $11.7 million at December 31, 2008, representing 8.6% of the investment securities portfolio, a decrease from the 17.3% level of 2007. The amount of securities maturing in one year or less as of December 31, 2008 returned to historical levels seen prior to 2005. The higher amount of securities maturing in one year or less at December 31, 2007 was primarily a result of the maturing of callable securities that were purchased during the 2002-2004 timeframe and that were not called due to the rising rate environment that was prevalent at that time. Management believes that the investment securities portfolio, along with additional sources of liquidity, including federal funds sold and maturing loans, provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the Bank has short-term liquidity needs. As of December 31, 2008, the Bank had $25.0 million available under these lines. At December 31, 2008, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2008 equaled $193,000 at an average interest rate of 2.70%. For 2007 the average daily federal funds purchased equaled $176,000 at an average interest rate of 5.30%. For 2006 the average daily federal funds purchased equaled $12,000 at an average interest rate of 4.73%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2008, the Bank had total borrowings of $3,392,000 and had approximately $33,192,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

On December 21, 2004, the Board of Directors of the Corporation approved a plan authorizing the management of the Corporation, beginning on December 31, 2004, to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This plan expired in 2008 as the Corporation repurchased shares equal to the maximum amount authorized for repurchase thereunder.

On August 21, 2007, the Board of Directors approved a new plan authorizing the management of the Corporation to repurchase up to an additional $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This repurchase plan will take effect upon the purchase by the Corporation of shares having a total dollar amount equal to $5,000,000 in the aggregate under the Corporation's repurchase program which was approved by the Board of Directors on December 21, 2004, with an effective date of December 31, 2004, which occurred on April 10, 2008. This new stock repurchase plan does not have an expiration date and unless terminated earlier by resolution of the Corporation's Board of Directors, will expire when the Corporation has repurchased shares having a value equal to $5,000,000. The Corporation's Board of Directors suspended this stock repurchase plan in the third quarter of 2008. As of December 31, 2008, $4,738,585 remained available for repurchase under this plan. The Corporation has no other programs to repurchase common stock at this time. Management does not anticipate that these plans will reduce liquidity to unacceptable levels.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term securities and fixed rate loans. Similarly, time deposits, especially those over $100,000, are much more interest-sensitive than are savings accounts. At December 31, 2008, the Corporation had a total of $158.9 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations at December 31, 2008 as summarized in the table below.
	Payments due by period
	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
	(Dollars in thousands)
Certificates of deposit	$282,341	$34,461	$5,635	$101	$322,538
Repurchase agreements	1,724	-	-	-	1,724
Borrowings	632	452	2,200	108	3,392
Standby letters of credit	3,099	10	-	450	3,559
Operating leases	99	206	107	-	412
Total	$287,895	$35,129	$7,942	$659	$331,625
	==========	==========	==========	==========	==========
Commitments to extend credit	$1,917	-	-	-	$1,917
	==========	==========	==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 11.2% in 2008 and 8.7% in 2007. Average equity increased 4.8% in 2008 and 2.3% in 2007. The Corporation's equity capital was $51,033,000 at December 31, 2008 as compared to $49,633,000 at December 31, 2007.

The Corporation's average equity-to-average asset ratio (excluding unrealized gain/loss on investment securities) was 9.0% in 2008, as compared to 9.6% for 2007. Management believes that the Corporation's 2008 earnings were sufficient to keep pace with its growth in total assets, although the growth in the Corporation's assets will likely slow in 2009 to help maintain a strong capital position. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. The ratio of dividends to net income was 80.4% in 2008, 51.3% in 2007 and 50.0% in 2006.

As of December 31, 2008, the authorized number of common shares was 10 million shares, with 1,551,407 shares issued and outstanding.

Management is not aware of any known trends, events, uncertainties or current recommendations by the regulatory authorities that would have a material adverse effect on the Corporation's liquidity, capital resources or operations.

The Federal Reserve, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily shareholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31,

2008, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.

						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of December 31, 2008
Total Capital to risk weighted assets
FPNC	$55,364	12.36%	$35,824	>	8.00%	N/A
FNB	54,490	12.17	35,817	>	8.00	44,771	>	10.00%
Tier I (Core) Capital to risk weighted assets
FPNC	50,067	11.18	17,912	>	4.00	N/A
FNB	49,193	10.99	17,909	>	4.00	26,863	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,067	8.51	23,532	>	4.00	N/A
FNB	49,193	8.36	23,528	>	4.00	29,410	>	5.00

As of December 31, 2007
Total Capital to risk weighted assets
FPNC	$52,759	13.96%	$30,226	>	8.00%	N/A
FNB	51,862	13.72	30,222	>	8.00	37,778	>	10.00%
Tier I (Core) Capital to risk weighted assets
FPNC	49,215	13.03	15,113	>	4.00	N/A
FNB	48,318	12.79	15,111	>	4.00	22,667	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,215	9.49	20,742	>	4.00	N/A
FNB	48,318	9.32	20,740	>	4.00	25,925	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company's consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. As of December 31, 2008, a +200 basis point rate shock is estimated to decrease net interest income approximately $448,000, or 2.4%, as compared to rates remaining stable over the next 12 months. This is within the Bank's Asset/Liability policy limit of -9.0%. Also, a +200 basis point rate shock was forecasted to decrease the current present value of the Bank's equity by 2.8%, well within the policy limits of -25.0%. In addition, a -200 basis point rate shock is estimated to decrease the current present value of the Bank's equity by 3.2% and would decrease net interest income an estimated $232,000, or 1.2%, over the next twelve months, as compared to rates remaining stable, both within policy guidelines. Although interest rates are currently very low, the Corporation believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Corporation's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, securities and time deposits. The simulation analysis takes into account the call features of certain securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.

More about market risk is included in "Item 7-Management's Discussion and Analysis - Liquidity and Interest Rate Sensitivity Management." All market risk sensitive instruments described within that section have been entered into by the Corporation for purposes other than trading. The Corporation does not hold market risk sensitive instruments for trading purposes. The Corporation is not subject to any foreign currency exchange or commodity price risk.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2008.

Expected Maturity Date for year ending December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands of dollars)
Interest-sensitive assets:
Loans:
Variable rate	$52,622	$13,697	$5,260	$3,162	$6,102	$34,871	$115,714	$111,405
Average interest rate	5.07%	4.88%	4.74%	6.00%	5.25%	4.68%	4.95%

Fixed rate	97,201	39,284	72,454	24,826	44,024	5,061	282,850	282,501
Average interest rate	7.74%	7.97%	6.88%	7.44%	6.26%	6.12%	7.27%

Securities	45,387	23,182	10,636	6,366	8,224	42,790	136,585	136,585
Average interest rate	5.45%	4.66%	4.46%	5.32%	5.16%	5.18%	5.14%

Federal funds sold	11,686	-	-	-	-	-	11,686	11,686
Average interest rate	0.21%						0.21%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	139,521	1,056	-	-	-	-	140,577	140,577
Average interest rate	1.07%	3.93%					1.09%

Fixed rate	281,205	26,232	7,173	3,598	2,036	3	320,248	322,587
Average interest rate	3.33%	4.52%	4.48%	5.16%	4.42%	5.50%	3.48%

Securities sold under
repurchase agreement	1,724	-	-	-	-	-	1,724	1,724
Average interest rate	1.59%						1.59%

Long-term borrowings	613	234	219	1,136	1,079	111	3,392	3,659
Average interest rate	4.90%	5.69%	5.64%	5.05%	5.12%	5.69%	5.15%

U.S. Government agency and U.S. government-sponsored entity securities in the above table with call features are shown as maturing on the call date if they are likely to be called in the current interest rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated financial statements appear on the following pages for First Pulaski National Corporation and its subsidiary.

Report of Management on the Company's
Internal Control over Financial Reporting

March 10, 2009

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

Management of First Pulaski National Corporation, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company's internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008, based on the specified criteria.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal controls over financial reporting as stated in their report which is included herein.

/s/Mark A. Hayes                                                                                                                      /s/Tracy Porterfield
Mark A. Hayes                                                                                                                           Tracy Porterfield
Chairman of the Board & Chief Executive Officer                                                                 Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiary ("Company") as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the 2008 and 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Pulaski National Corporation and subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                                                                                                      /s/Crowe Horwath LLP
                                                                                                                                      Crowe Horwath LLP

Brentwood, Tennessee
March 10, 2009

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
      Fax (931) 433-9290                                                                                                                                                                                                                            Fax (931)-363-5222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated statement of income, changes in shareholders' equity and cash flows of First Pulaski National Corporation and subsidiaries for the year ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of First Pulaski National Corporation and subsidiaries operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Putman & Hancock

Fayetteville, Tennessee
February 22, 2007

Members:  American Institute and Tennessee Society of Certified Public Accountants

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
ASSETS
	2008	2007
Cash and due from banks	$12,490,928	$11,297,523
Federal funds sold	11,686,000	16,069,000
Total cash and cash equivalents	24,176,928	27,366,523

Interest bearing balances with banks	535,508	529,567
Securities available for sale	136,651,867	153,900,040

Loans
Loans held for sale	1,638,320	559,100
Loans net of unearned income	396,926,068	321,070,794
Allowance for loan losses	(5,219,956)	(3,467,019)
Total net loans	393,344,432	318,162,875

Bank premises and equipment	17,660,834	11,948,764
Accrued interest receivable	4,598,027	4,862,241
Other real estate owned	247,183	671,911
Federal Home Loan Bank Stock	1,526,500	1,467,100
Company-owned life insurance	9,274,734	8,268,688
Prepayments and other assets	4,287,195	2,762,886
TOTAL ASSETS	$592,303,208	$529,940,595
	=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$69,672,714	$59,298,488
Interest bearing	460,824,543	409,709,711
Total deposits	530,497,257	469,008,199

Securities sold under repurchase agreements	1,724,058	1,726,486
Other borrowed funds	3,391,522	3,639,592
Accrued interest on deposits	2,300,461	3,030,415
Other liabilities	3,357,042	2,902,878

TOTAL LIABILITIES	541,270,340	480,307,570

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,551,407 and 1,546,551 shares issued and outstanding, respectively	1,551,407	1,546,551
Capital surplus	649,985	162,553
Retained earnings	47,865,678	47,530,792
Accumulated other comprehensive income, net	965,798	393,129

TOTAL SHAREHOLDERS' EQUITY	51,032,868	49,633,025

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$592,303,208	$529,940,595
	=========	=========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
INTEREST INCOME
Loans, including fees	$27,164,206	$26,453,314	$23,268,902
Securities:
Taxable	3,584,118	3,936,960	2,878,898
Non-taxable	2,588,075	2,645,895	2,325,123
Federal funds sold	245,403	445,785	443,983
Interest on deposits in other banks	17,180	17,375	19,982
Dividends	88,013	106,062	91,362
Total Interest Income	33,686,995	33,605,391	29,028,250

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	697,797	512,002	370,046
Money market deposit accounts	837,324	1,145,429	1,137,489
Other savings deposits	265,190	253,830	280,026
Time certificates of deposit of $100,000 or more	7,344,362	8,187,657	6,215,412
All other time deposits	5,484,728	6,408,043	4,839,090
Securities sold under repurchase agreements	39,686	65,362	29,806
Other borrowed funds	187,411	205,008	208,899
Total Interest Expense	14,856,498	16,777,331	13,080,768

NET INTEREST INCOME	18,830,497	16,828,060	15,947,482

Provision for loan losses	2,032,719	261,391	175,468

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	16,797,778	16,566,669	15,772,014

NON-INTEREST INCOME
Service charges on deposit accounts	2,518,623	2,397,211	2,332,817
Commissions and fees	403,358	428,972	457,119
Other service charges and fees	456,996	401,310	345,916
Income on company-owned life insurance	295,046	259,237	220,143
Security gains, net	24,090	-	-
Gains on sale or write-downs of other assets, net	601	26,529	112,788
Other income	204,499	178,125	61,762
Mortgage banking income	496,618	447,803	490,397
Total Non-interest Income	4,399,831	4,139,187	4,020,942

NON-INTEREST EXPENSES
Salaries and employee benefits	8,932,892	7,812,091	7,420,905
Occupancy expense, net	1,536,541	1,321,113	1,273,088
Furniture and equipment expense	807,668	757,050	765,765
Advertising and public relations	722,545	634,833	645,301
Impairment on available for sale securities	1,952,721	-	-
Other operating expenses	3,299,334	2,866,940	2,543,836
Total Non-interest Expenses	17,251,701	13,392,027	12,648,895

Income before income taxes	3,945,908	7,313,829	7,144,061
Applicable income tax expense	474,754	1,861,139	1,865,324

NET INCOME	$3,471,154	$5,452,690	$5,278,737
	===========	===========	===========
Earnings per common share:
Basic	$2.24	$3.51	$3.36
	===========	===========	===========
Diluted	$2.24	$3.50	$3.35
	===========	===========	===========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,471,154	$5,452,690	$5,278,737
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	2,032,719	261,391	175,468
Depreciation	834,485	792,005	793,823
Amortization and accretion of investment securities, net	277,801	305,421	400,464
Deferred income tax benefit	(1,514,798)	(234,632)	(70,875)
Gain on sale or write-downs of other assets	(601)	(26,529)	(112,788)
Security gains, net	(24,090)	-	-
Stock-based compensation expense	125,813	28,760	-
Federal Home Loan Bank stock dividend	(59,400)	-	(82,100)
Loans originated for sale	(22,756,309)	(16,389,236)	(18,998,828)
Proceeds from sale of loans	22,173,707	16,248,396	19,112,848
Gain on the sale of loans	(496,618)	(447,803)	(490,397)
Impairment of available for sale securities	1,952,721	-	-
Increase in cash surrender value of company-owned life insurance	(295,046)	(259,238)	(220,143)
(Increase) decrease in interest receivable	264,214	(688,081)	(654,668)
(Increase) decrease in prepayments and other assets	(364,087)	201,053	(416,491)
(Decrease) increase in accrued interest on deposits	(729,954)	169,816	704,682
Increase in accrued taxes	414,359	221,111	128,889
Increase in other liabilities	39,805	273,991	306,059
Cash Provided by Operating Activities, net	5,345,875	5,909,115	5,854,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(77,181,235)	(73,636,885)	(41,286,553)
Proceeds from sales of securities available for sale	9,862,297	-	-
Proceeds from maturities of securities available for sale	83,287,923	68,277,908	28,957,830
(Increase) decrease in interest bearing balances with banks	(5,941)	1,027,804	(1,227,553)
Purchase of company-owned life insurance	(711,000)	(235,100)	(754,100)
Net increase in loans	(76,394,825)	(40,990,073)	(8,101,121)
Capital expenditures	(6,545,396)	(1,159,705)	(2,127,131)
Proceeds from sale of other assets	683,940	516,124	703,360
Cash Used by Investing Activities, net	(67,004,237)	(46,199,927)	(23,835,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	-	-
Borrowings repaid	(248,070)	(234,625)	(221,935)
Federal funds repaid	-	-	-
Net (decrease) increase in securities sold under repurchase agreements	(2,428)	317,379	1,409,107
Net increase in deposits	61,489,058	42,533,620	29,062,800
Cash dividends paid	(2,790,128)	(2,796,233)	(2,637,790)
Proceeds from exercise of stock options, including tax benefit	122,415	165,978	102,579
Payments to repurchase common stock	250,470	125,070	-
Common stock repurchased	(352,550)	(1,428,735)	(1,270,250)
Cash Provided by Financing Activities, net	58,468,767	38,682,454	26,444,511

INCREASE (DECREASE) IN CASH, net	(3,189,595)	(1,608,358)	8,463,923
CASH AND CASH EQUIVALENTS, beginning of year	27,366,523	28,974,881	20,510,958
CASH AND CASH EQUIVALENTS, end of year	$24,176,928	$27,366,523	$28,974,881
	==========	==========	==========
Supplemental cash flow information
Interest paid	$15,586,452	$16,607,515	$12,376,834
Income taxes paid	1,618,005	1,642,392	2,072,431

Supplemental noncash disclosures
Transfers from loans to real estate owned	259,770	497,768	210,436
Common stock exchanged in connection with exercise of stock options	135,575	-	-

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at December 31, 2005	1,587,464	$1,587,464	$1,634,087	$43,004,099	$(1,469,319)	$44,756,331
Comprehensive income:
Net income	-	-	-	5,278,737	-	5,278,737

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	838,995	838,995

Comprehensive income						6,117,732

Cash dividends paid $1.68
per share	-	-	-	(2,637,790)	-	(2,637,790)

Exercise of stock options	3,383	3,383	92,636	-	-	96,019

Common stock repurchased	25,405)	(25,405)	(1,244,845)	-	-	(1,270,250)
Balance at December 31, 2006	1,565,442	1,565,442	481,878	45,645,046	(630,324)	47,062,042

Comprehensive income:
Net income	-	-	-	5,452,690	-	5,452,690

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,023,453	1,023,453

Comprehensive income						6,476,143

Cash dividends paid $1.80
per share	-	-	-	(2,796,233)	-	(2,796,233)

Compensation expense for
restricted stock	-	-	28,760	-	-	28,760

Tax benefit arising from exercise
of director stock options	-	-	9,358	-	-	9,358

Exercise of stock options	4,812	4,812	151,808	-	-	156,620

Issuance of new stock	2,274	2,274	122,796	-	-	125,070

Common stock repurchased	(25,977)	(25,977)	(632,047)	(770,711)	-	(1,428,735)
Balance at December 31, 2007	1,546,551	1,546,551	162,553	47,530,792	393,129	$49,633,025

Comprehensive income:
Net income	-	-	-	3,471,154	-	3,471,154

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	572,669	572,669

Comprehensive income						4,043,823

Cash dividends paid $1.80
per share	-	-	-	(2,790,128)	-	(2,790,128)

Compensation expense for
restricted stock	-	-	125,813	-	-	125,813

Tax benefit arising from exercise
of director stock options	-	-	12,159	-	-	12,159

Exercise of stock options	7,527	7,527	238,304	-	-	245,831

Issuance of new stock	6,204	6,204	244,266	-	-	250,470

Common stock repurchased	(8,875)	(8,875)	(133,110)	(346,140)	-	(488,125)
Balance at December 31, 2008	1,551,407	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868
	========	========	=========	=========	=============	=========

The accompanying notes are an integral part of these financial statements.

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The consolidated financial statements include First Pulaski National Corporation (the "Corporation") and its wholly owned subsidiary, First National Bank of Pulaski (the "Bank"), as well as the Bank's wholly owned subsidiary First Pulaski Reinsurance Company ("FPRC"), together referred to as the "Company." Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its offices in Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using a method to approximate the level-yield method.

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

Concentration of Credit Risk: Most of the Company's business activity is with customers located within Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in these areas.

Mortgage Banking: The Corporation originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates market value. Gains and losses realized from the sale of these assets are included in noninterest income. Servicing rights related to the mortgages sold are not retained. Loans include loans held for sale at December 31, 2008 and 2007, totaling $1,638,320 and $559,100, respectively.

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

Company Owned Life Insurance: The Company has purchased life insurance policies on certain directors and key executives. In accordance with Emerging Issues Task Force ("EITF") Issue No. 06-5, Accounting for Purchases of Life Insurance-Determing the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation's common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

Adoption of New Accounting Standards: In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS 157 in a market that is not active. The impact of adoption was not material.

Note 1 - Summary of Significant Accounting Policies - (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company's consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 1 - Summary of Significant Accounting Policies - (Continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Note 2 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross		Gross
	Fair	Unrealized		Unrealized
2008	Value	Gains		Losses
U.S. Treasury securities	$108,125	$4,201		$-
U.S. Government sponsored agencies	58,510,833	863,130		27
Obligations of states and
political subdivisions	64,971,229	852,128		246,552
Mortgage-backed securities	12,608,658	211,701		8,753
Corporate debt securities	386,622	-		113,378
Total debt securities	136,585,467	1,931,160	-	368,710
Equity Securities	66,400	-		-
Total	$136,651,867	$1,931,160		$368,710
	===========	===========		===========

2007
U.S. Government sponsored agencies	$62,690,424	$552,254		$37,522
Obligations of states and
political subdivisions	81,779,053	416,775		212,706
Mortgage-backed securities	3,938,928	14,397		4,583
Corporate debt securities	3,468,690	1,206		94,614
Total debt securities	151,877,095	984,632	-	349,425
Equity Securities	2,022,945	-		-
Total	$153,900,040	$984,632		$349,425
	===========	===========		===========

Sales of available for sale securities were as follows:
	2008	2007	2006
Proceeds	$9,862,297	$-	$-
Gross gains	35,165	-	-
Gross losses	11,075	-	-

The tax benefit (provision) related to these net realized gains and losses was $(9,224), $0, and $0, respectively.

Note 2 - Securities (Continued)

The fair value of debt securities and carrying amount, if different, at year end 2008 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available
for Sale
Fair Value
Due in one year or less	$11,690,456
Due after one year through five years	70,405,335
Due after five years through ten years	40,148,669
Due after ten years	1,732,349
Mortgage-backed	12,608,658
TOTAL	$136,585,467
===========

Securities pledged at year-end 2008 and 2007 had a carrying amount of $107,855,242 and $77,196,555 and were pledged to secure public deposits and repurchase agreements.

At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than U.S. government agencies and U.S. government-sponsored agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

2008
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
Sponsored Agencies	$24,973	$27	$-	$-	$24,973	$27
Obligations of States and
Political Subdivisions	10,567,596	192,411	668,570	54,141	11,236,166	246,552
Mortgage-backed securities	999,041	8,753	-	-	999,041	8,753
Corporate Bonds	-	-	386,622	113,378	386,622	113,378
Total Temporarily Impaired
Securities	$11,591,610	$201,191	$1,055,192	$167,519	$12,646,802	$368,710
	==========	========	==========	========	==========	========

2007
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
Sponsored Agencies	$2,334,300	$700	$8,547,705	$36,822	$10,882,005	$37,522
Obligations of States and
Political Subdivisions	3,827,384	23,460	24,399,266	189,246	28,226,650	212,706
Mortgage-backed securities	-	-	413,926	4,583	413,926	4,583
Corporate Bonds	-	-	2,966,590	94,614	2,966,590	94,614
Total Temporarily Impaired
Securities	$6,161,684	$24,160	$36,327,487	$325,265	$42,489,171	$349,425
	==========	========	==========	========	==========	========

Note 2 - Securities (Continued)

The Company's equity securities consist of floating rate preferred stock issued by Federal National Mortgage Association ("FNMA"). For the year ended December 31, 2008, the Company recognized a $1,952,721 pre-tax charge for the other-than-temporary decline in fair value. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. On September 7, 2008, the United States Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency ("FHFA") announced that the FHFA was placing Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac") under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock and giving management control over Fannie Mae and Freddie Mac to FHFA. Subsequent to the announcement of the actions described above, the market value of the perpetual preferred securities of Fannie Mae owned by the Company declined significantly, leading to the charge to earnings for other-than-temporary impairment.

The Company evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Since the Company has the ability and intent to hold the securities in the table above until a market price recovery or maturity, the impairment of these securities, other than the equity securities of FNMA, is not deemed to be other-than-temporary and it is felt that the full principal will be collected as anticipated.

The Company had a 1.9% limited partnership interest in the Morgan Keegan Mezzanine Fund, LLP. This investment is accounted for under the equity method of accounting since it is a partnership.

Note 3 - Loans

Loans at year end were as follows:

		2008	2007
	Construction and land development	$55,484,202	$21,827,519
	Commercial and industrial	34,120,024	30,711,886
	Agricultural	7,641,762	8,259,742
	Real estate loans secured by:
	Farmland	35,923,454	33,551,011
	Residential property	91,757,578	77,961,341
	Nonresidential, nonfarm	137,748,507	115,478,482
	Consumer	26,668,337	24,606,752
	Other loans	9,671,625	9,603,861
	Subtotal	399,015,489	322,000,594
Less:	Net deferred loan fees	(451,101)	(370,700)
	Allowance for loan losses	(5,219,956)	(3,467,019)
	Loans, net	$393,344,432	$318,162,875
		===========	===========

Note 3 - Loans (Continued)

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
Beginning balance	$3,467,019	$3,473,143	$3,735,255
Provision for loan losses	2,032,719	261,391	175,468
Loans charged-off	(475,001)	(517,418)	(739,654)
Recoveries	195,219	249,903	379,220
Adjustment for off-balance
sheet credit exposures	-	-	(77,146)
Ending balance	$5,219,956	$3,467,019	$3,473,143
	=========	=========	=========

Individually impaired loans were as follows:

	2008	2007
Year-end loans with no allocated allowance
for loan losses	$1,996,964	$427,548
Year-end loans with allocated allowance
for loan losses	1,031,918	-
Total	$3,028,882	$427,548
	========	=========

Amount of the allowance for loan losses allocated	$253,718	$-

	2008	2007	2006
Average of individually impaired loans during the year	$546,887	$542,390	$1,616,197
Interest income recognized during impairment	35,296	18,217	60,157
Cash-basis interest income recognized	25,776	18,217	60,157

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2008	2007
Loans past due over 90 days still on accrual	$2,001	$-
Nonaccrual loans	3,028,882	427,548

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 4 - Fair Value

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

Note 4 - Fair Value (Continued)

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using
Significant
	Quoted Prices in	Other
	Active Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)
Assets:
Available for sale securities	$66,400	$136,585,467

Assets and Liabilities Measured on a Non-Recurring Basis

Fair Value Measurements at December 31, 2008 Using
Significant
Unobservable
Inputs
(Level 3)
Assets:
Impaired loans	$2,775,164

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,028,882, with a valuation allowance of $253,718, resulting in an additional provision for loan losses of $253,718 for the period.

Note 4 - Fair Value (Continued)

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2008		2007
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$24,712	$24,712	$27,896	$27,896
Securities	136,652	136,652	153,900	153,900
Loans, net	393,344	388,686	318,163	318,682
Federal Home Loan Bank stock	1,527	N/A	1,467	N/A
Accrued interest receivable	4,598	4,598	4,862	4,862

Financial liabilities:
Deposits	530,497	532,836	469,008	470,797
Securities sold under repurchase agreements	1,724	1,724	1,726	1,726
Other borrowed funds	3,392	3,659	3,640	3,760
Accrued interest payable	2,300	2,300	3,030	3,030

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash short term investments, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of impaired loans are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Fair values of debt are based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items and loans held for sale are not considered material.

Note 5 - Premises and Equipment

Year-end premises and equipment were as follows:

	2008	2007
Land	$6,186,529	$2,706,574
Buildings	14,590,998	14,208,095
Furniture and equipment	7,284,452	6,854,165
Leasehold improvements	152,603	-
Construction in progress	2,210,626	127,631
	$30,425,207	$23,896,465
Less: Accumulated depreciation	$(12,764,373)	$(11,947,701)
	$17,660,834	$11,948,764
	==========	==========

Note 5 - Premises and Equipment (Continued)

The following table outlines the estimated cost for the building and furniture and equipment and expected completion date:

		Estimated
	Estimated	Furniture and	Expected
	Building	Equipment	Completion
	Cost	Cost	Date
Pulaski Main Office renovation	$2,850,000	$30,000	May 2009
Athens Office	2,700,000	250,000	April 2010

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $124,578, $8,600, and $27,600 for 2008, 2007, and 2006, respectively. Rent commitments, before considering renewal options that generally are present, were as follows:

2009		99,243
2010		101,724
2011		104,267
2012		106,873
	Total	$412,107
		=========

Note 6 - Deposits

Time deposits of $100,000 or more were $184,338,474 and $178,039,509 at year-end 2008 and 2007.

Scheduled maturities of time deposits for the next five years were as follows:

2009	$282,340,953
2010	27,288,100
2011	7,172,847
2012	3,598,450
2013	2,036,232

Overdrafts in the amounts of $2,041,583 and $3,130,721 were reclassified as loans as of December 31, 2008 and 2007, respectively.

Note 7 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured by U.S. government agency securities with a carrying amount of $2,529,450 and $2,364,752 at year-end 2008 and 2007, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007	2006
Average daily balance during the year	1,566,862	1,657,896	738,491
Average interest rate during the year	2.53%	3.94%	4.04%
Maximum month-end balance during the year	1,824,772	1,809,996	1,590,757
Weighted average interest rate at year-end	1.59%	3.55%	4.04%

Note 8 - Other Borrowed Funds

At year end, advances from the Federal Home Loan Bank were as follows:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2008	2007	Rates	Dates
-	19,552	5.95%	2008
391,701	411,577	4.46%	2009
77,559	108,688	6.25%	2011
1,514,329	1,644,581	4.09%-7.40%	2012
1,147,413	1,169,739	5.09%	2013
154,843	171,043	6.50%	2016
105,677	114,412	4.87%	2018
$3,391,522	$3,639,592
==========	==========

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $64,248,424 and $59,695,394 of first mortgage loans under a blanket lien arrangement at year-end 2008 and 2007. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $33,192,000 at year-end 2008.

Payment Information

Required payments over the next five years are:

2009	631,463
2010	234,787
2011	216,927
2012	1,122,944
2013	1,077,213
Thereafter	108,188

Note 9 - Income Taxes

Income tax expense (benefit) was as follows:

	2008	2007	2006
Current expense
Federal	$1,489,020	$1,599,596	$1,534,235
State	500,532	486,817	395,404
Deferred expense
Federal	(1,257,650)	(187,032)	(52,807)
State	(257,148)	(38,242)	(11,508)
Total	$474,754	$1,861,139	$1,865,324
	===========	===========	===========

Note 9 - Income Taxes (Continued)

Effective tax rates differ from federal statutory rate of 34% applied to income before taxes due to the following:

	2008	2007	2006

Federal taxes at statutory rate	$1,341,609	$2,486,702	$2,428,981
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(863,062)	(821,302)	(726,372)
State income taxes, net of federal
income tax benefit	160,633	296,060	260,967
Dividend received deduction	(32,264)	(574)	-
Increase in cash surrender value	(100,316)	(88,140)	(74,849)
Benefit of lower tax rates of First
Pulaski Reinsurance Company	(16,605)	(20,250)	(21,944)
Others, net	(15,241)	8,643	(1,459)
Provision for Income Taxes	$474,754	$1,861,139	$1,865,324
	==========	==========	==========

Year-end deferred tax assets and liabilities were due to the following:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,744,295	$1,029,942
Director benefit plans	575,508	495,901
Impairment of available for sale securities	749,259	-
Deferred loan fees	172,727	141,941
Other	107,928	179,815
Gross Deferred Tax Assets	3,349,717	1,847,599

Deferred tax liabilities:
SFAS 115 equity adjustment	596,653	242,077
Other securities	322,749	300,005
Other	18,390	53,814
Gross Deferred Tax Liabilities	937,792	595,896

Net Deferred Tax Asset	$2,411,925	$1,251,703
	==========	==========

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

Unrecognized Tax Benefits

The amount of unrecognized tax benefits was $31,041 and $29,284 at December 31, 2008 and 2007, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any material amount accrued for interest and penalties for the year ended December 31, 2008.

Note 9 - Income Taxes (Continued)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The Company first filed income tax returns in Alabama in 2005, 2006 and 2007. These returns are subject to examination. The registrant is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2005.

Note 10 - Benefit Plans

Profit Sharing Plan: The Bank has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. According to the plan, the Bank's contribution will not be less than 10% or no more than 15% of net income before taxes, with an overall limitation not to exceed 15% of the total salary of all the participants. The plan expense was $742,463, $719,844 and $703,759 in 2008, 2007 and 2006, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over 15 years, beginning with the individual's retirement, death or disability. A liability is accrued for the obligation under this plan. The expense incurred for the deferred compensation for each of the last three years was $262,711, $266,402 and $254,395 resulting in a deferred compensation liability of $1,503,023, $1,295,118 and $1,068,118, respectively.

Employee Stock Purchase Plan: The 1994 Employee Stock Purchase Plan (the "1994 Employee Plan") permits the granting of rights to eligible employees of the Corporation to acquire stock. A total of 150,000 shares were reserved under this plan. The Company has agreed to pay 3% of the interest rate cost, up to a maximum of $18,000 per year for all participants, if the employee chooses to purchase shares under the 1994 Employee Plan and borrows the funds to purchase the shares from the Company. The employee may also choose to purchase the shares with cash. The Company has a policy of issuing new shares to satisfy these purchases. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

	Years of Service and
	Number of Shares
Position	Under 10 years	Over 10 years
Vice-Presidents and above	200	250
All other Officers	125	175
Non-Officers	75	125

The expense related to the 1994 Employee Plan was not material in 2008, 2007 or 2006.

Note 11 - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2008	2007	2006
Directors' fees and expense	$423,461	$440,002	$432,045
Stationery and supplies	223,983	203,679	208,898
Insurance	306,002	141,563	123,490
Collection and professional fees	453,536	468,256	211,515
Postage	175,074	161,982	161,627
Data processing expense	333,003	300,750	262,406
Educational expense	195,957	121,608	146,876
Telecommunication expense	185,976	133,996	126,281
Other	1,002,342	895,104	870,698
	$3,299,334	$2,866,940	$2,543,836
	===========	===========	==========

Note 12 - Related Party Transactions

2008
Beginning balance	$2,102,168
New loans	2,100,047
Effect of changes on composition of related parties	-
Repayments	(2,591,173)
Balance at end of year	$1,611,042
===========

Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $5,568,000 and $5,565,000.

Note 13 - Stock-based Compensation

Bank employees (and in prior years, non-employee directors) may be granted options or rights to purchase shares of the Corporation's common stock under the Corporation's stock option and employee stock purchase plans.

The 2007 Equity Incentive Plan (the "2007 Plan") also permits the Board of Directors to grant restricted share awards to key employees. A total of 100,000 shares were reserved under the 2007 Plan, of which the Company has awarded 12,250 shares of restricted stock to certain employees of the Company. The forfeiture restrictions with respect to these awards lapse on the one year anniversary of the date of grant. Compensation expense associated with these restricted share awards is recognized over the time period that the restrictions associated with the awards lapse.

The 1997 Stock Option Plan (the "1997 Plan") permitted the Board of Directors to grant options to key employees. A total of 100,000 shares were reserved under the plan of which 27,500 were granted. These options expire generally 10 years from the date of grant. The 1997 Plan expired in the second quarter of 2007.

The 1994 Outside Directors' Stock Option Plan (the "1994 Directors' Plan") permitted the granting of stock options to non-employee directors. A total of 150,000 shares were reserved under this plan. An option to purchase 500 shares was granted annually upon becoming a member of the Board of Directors, of which 250 shares were immediately exercisable and the remaining 250 shares were exercisable upon the first annual meeting of shareholders following the date of grant provided the optionee was still serving as an

Note 13 - Stock-based Compensation (Continued)

outside director. In addition, each outside director upon first becoming a board member received an immediately exercisable option to purchase 2,500 shares, less the number of shares of stock previously beneficially owned. These options expired ten years from the date of grant. During 2003, the Board terminated this Plan. At the time of termination, options to purchase 66,160 shares under the plan had not been granted.

A summary of the stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan for 2008 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
Outstanding at January 1, 2008	17,252	$39.67

Granted	-	-
Exercised	(7,527)	32.66
Expired	-	-
Outstanding December 31, 2008	9,725	$45.09	3.9	$96,400
	==========	==========	=========	========
Vested	9,725	45.09	3.9	$96,400

Exercisable at December 31, 2008	9,725	$45.09	3.9	$96,400
	==========	==========	=========	========

Information related to stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan during each year follows:

	2008	2007	2006
Intrinsic value of options exercised	$168,154	$108,040	$73,131
Cash received from option exercises	110,256	156,620	96,019
Tax benefit realized from option exercises	12,159	9,358	6,560
Weighted average fair value of options granted	-	-	-

As of December 31, 2008, there were no nonvested stock options therefore there was no unrecognized compensation cost related to nonvested stock options granted under the plans. No compensation cost has been charged against income for these plans related to stock options for 2008, 2007 and 2006. The Company has a policy to issue new shares to satisfy the exercise of share options.

The 2007 Plan provides for the issuance of restricted shares to employees, directors and contractors of the Company. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the price, of which the Company is aware, at which the Company's Common Stock was traded on a date closest to the award date. These restricted shares vest at the rate of twenty percent on each anniversary of the grant date. Compensation expense of $125,813 and $28,760 has been charged against income for this plan in 2008 and 2007, respectively, related to the grants of restricted shares. Total shares issuable under the 2007 Plan are 87,750 at year end 2008, and 4,000 restricted shares were issued in 2008.

Note 13 - Stock-based Compensation (Continued)

A summary of changes in the Company's nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2008	8,250	$55.00
Granted	4,000	55.00
Vested	(1,650)	55.00
Forfeited	-	-

Nonvested at December 31, 2008	10,600	$55.00
	==========	============

As of December 31, 2008, there was $519,177 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $90,750, $0 and $0, respectively.

Note 14 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2008, the Company and Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Note 14 - Regulatory Capital Matters (Continued)

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of December 31, 2008
Total Capital to risk weighted assets
FPNC	$55,364	12.36%	$35,824	>	8.00%	N/A
FNB	54,490	12.17	35,817	>	8.00	44,771	>	10.00%
Tier I (Core) Capital to risk weighted assets
FPNC	50,067	11.18	17,912	>	4.00	N/A
FNB	49,193	10.99	17,909	>	4.00	26,863	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,067	8.51	23,532	>	4.00	N/A
FNB	49,193	8.36	23,528	>	4.00	29,410	>	5.00

As of December 31, 2007
Total Capital to risk weighted assets
FPNC	$52,759	13.96%	$30,226	>	8.00%	N/A
FNB	51,862	13.72	30,222	>	8.00	37,778	>	10.00%
Tier I (Core) Capital to risk weighted assets
FPNC	49,215	13.03	15,113	>	4.00	N/A
FNB	48,318	12.79	15,111	>	4.00	22,667	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,215	9.49	20,742	>	4.00	N/A
FNB	48,318	9.32	20,740	>	4.00	25,925	>	5.00

Dividend Restrictions - The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2009, the Bank could, without prior approval, declare dividends of approximately $1,927,000 plus any 2009 net profits retained to the date of the dividend declaration.

Note 15 - Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Note 15 - Loan Commitments and Other Related Activities (Continued)

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,917,200	$-	$523,000	$1,090,000
Unused Lines of credit	21,794,399	37,055,870	24,675,739	33,243,106
Standby letters of credit	3,558,784	-	1,279,516	-
Mortgage loans sold with repurchase
requirements outstanding	3,234,873	-	5,775,046	-

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.50% to 7.50% and maturities ranging from 6 months to 3 years.

Note 16 - Parent Company Only Condensed Financial Information

Condensed financial information of First Pulaski National Corporation follows:

CONDENSED BALANCE SHEETS
		December 31,
ASSETS		2008	2007
	Cash	$720,326	$764,945
	Investment in subsidiary, at equity	50,159,129	48,736,315
	Other assets	160,991	143,497
	TOTAL ASSETS	$51,040,446	$49,644,757
		===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY
	Liabilities
	Accrued expenses	$7,578	$11,732
	Total Liabilities	7,578	11,732

	Shareholders' Equity	51,032,868	49,633,025
	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$51,040,446	$49,644,757
		===========	===========

Note 16 - Parent Company Only Condensed Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2008	2007	2006
INCOME
Dividends from subsidiary	$2,790,128	$4,296,234	$3,637,790
Other income	200	75	25
	2,790,328	4,296,309	3,637,815
EXPENSES
Other expense	261,945	144,330	76,396

Income before income tax and undistributed
subsidiary income	2,528,383	4,151,979	3,561,419
Income tax benefits	(92,625)	(55,235)	(29,719)
Equity in undistributed earnings of subsidiary	850,146	1,245,476	1,687,599
NET INCOME	$3,471,154	$5,452,690	$5,278,737
	==========	==========	==========

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,471,154	$5,452,690	$5,278,737
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiary	(850,146)	(1,245,476)	(1,687,599)
Stock-based compensation expense	125,813	28,760	-
(Increase) decrease in other assets	(17,494)	(62,320)	(10,633)
Increase (decrease) in other liabilities	(4,153)	10,192	-
Cash Provided by Operating Activities	2,725,174	4,183,846	3,580,505

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,790,128)	(2,796,233)	(2,637,790)
Proceeds from exercise of stock options, including tax benefit	122,415	165,978	102,579
Proceeds from issuance of common stock	250,470	125,070	-
Common stock repurchased	(352,550)	(1,428,735)	(1,270,250)
Cash Used by Financing Activities	(2,769,793)	(3,933,920)	(3,805,461)

INCREASE (DECREASE) IN CASH, net	(44,619)	249,926	(224,956)
CASH, beginning of year	764,945	515,019	739,975
CASH, end of year	$720,326	$764,945	$515,019
	==========	==========	==========

Note 17 - Earnings Per Share

The factors used in the earnings per share computation follow:

	2008	2007	2006
Basic
Net income	$3,471,154	$5,452,690	$5,278,737
Weighted average common
shares outstanding	1,547,271	1,552,998	1,572,535
	==========	==========	=========
Basic earnings per common share	$2.24	$3.51	$3.36
	==========	==========	=========

Diluted
Net income	$3,471,154	$5,452,690	$5,278,737
Weighted average common
shares outstanding for basic
earnings per common share	1,547,271	1,552,998	1,572,535
Add: Dilutive effects of assumed
exercises of stock options	4,332	5,921	5,486

Average shares and dilutive
potential common shares	1,551,603	1,558,919	1,578,021
	==========	==========	=========
Diluted earnings per common share	$2.24	$3.50	$3.35
	==========	==========	=========

All stock options were considered in computing diluted earnings per share since none were anti-dilutive.

Note 18 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
	(in thousands, except per share amounts)
2008
First quarter	$8,594	$4,314	$1,229	$0.79	$0.79
Second quarter	8,256	4,495	1,076	0.70	0.70
Third quarter	8,420	4,987	309	0.20	0.20
Fourth quarter	8,417	5,034	857	0.55	0.55

2007
First quarter	$7,960	$4,088	$1,316	$0.84	$0.84
Second quarter	8,313	4,219	1,368	0.88	0.88
Third quarter	8,615	4,256	1,476	0.95	0.95
Fourth quarter	8,717	4,265	1,293	0.84	0.83

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

The report of the Corporation's management on the Corporation's internal control over financial reporting is set forth on page 33 of this Annual Report on Form 10-K.

There were no changes in the Corporation's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders. The information required by this item with respect to executive officers that are not also directors is set forth below:

NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK
Has Held
	Position	Office	Position with	Has Held This
Name	with Bank	Since	the Corporation	Position Since

James T. Cox	Senior Executive Officer	04/24/08	None	-

Tracy Porterfield	Cashier and Chief	04/24/03	Chief Financial Officer	04/24/03
	Financial Officer		Secretary/Treasurer	03/16/04

Milton Nesbitt	Executive Vice-President	04/24/08	None	-
and Senior Credit Officer

Mr. Cox retired as Chairman on the Board of Directors of the Corporation and the Bank on April 24, 2008. He was appointed the Corporation's and Bank's Chief Executive Officer and Chairman of the Board on March 16, 1999 and served as the Corporation's and Bank's Chief Executive Officer until April 24, 2003. He was appointed the Bank's Senior Executive Officer on April 24, 2008.

Mr. Porterfield began employment with the Bank on December 14, 1992 in the Accounting Department. He has been employed by the Bank in various accounting positions and was named the Cashier on June 13, 2000, Chief Financial Officer on April 24, 2003 and Secretary/Treasurer on January 1, 2004.

Mr. Nesbitt began employment with the Bank on February 11, 2002 as Loan Review Officer. Prior to his employment with the Bank, Mr. Nesbitt was employed as a bank examiner with the Office of the Comptroller of the Currency. Mr. Nesbitt was named the Senior Credit Officer on January 20, 2004.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

The information required by this section with respect to transactions in the Corporation's common stock is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's code of conduct is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors - Code of Conduct" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is contained under the caption "Executive Compensation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item is contained under the caption "Proposal No. 1 Election of Directors - Director Independence" and "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal accountant is incorporated herein by reference to the section titled "Independent Registered Public Accounting Firm - Fees Incurred by the Corporation from its Independent Registered Accounting Firm During 2008 and 2007" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2009 Annual Meeting of Shareholders.

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

                                                                                                                                         FIRST PULASKI NATIONAL CORPORATION

                                                                                                                                    By:/s/Mark A. Hayes
                                                                                                                                        Mark A. Hayes
March 10, 2009                                                                                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark A. Hayes Mark A. Hayes	Chairman of the Board & CEO, and Director (Principal Executive Officer)	March 10 , 2009

/s/Tracy Porterfield Tracy Porterfield	Chief Financial Officer, Secretary/Treasurer (Principal Financial Officer and Accounting Officer)	March 10, 2009

/s/David E. Bagley David E. Bagley	Director	March 10, 2009

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 10, 2009

/s/Wade Boggs Wade Boggs	Director	March 10, 2009

/s/James H. Butler James H. Butler	Director	March 10, 2009

/s/William Lyman Cox William Lyman Cox	Director	March 10, 2009

/s/Greg. G. Dugger, DDS Greg G. Dugger, DDS	Director	March 10, 2009

/s/Charles D. Haney Charles D. Haney, MD	Director	March 10, 2009

/s/Donald A. Haney Donald A. Haney	Director	March 10, 2009

/s/Linda Lee Rogers Linda Lee Rogers	Director	March 10, 2009

/s/R. Whitney Stevens, Jr. R. Whitney Stevens, Jr.	Director	March 10, 2009

/s/Bill Yancey Bill Yancey	Director	March 10, 2009

INDEX TO EXHIBITS

EXHIBIT
NUMBER

3.1        Charter of the First Pulaski National Corporation (1)
3.2        Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filing purposes (2).
10.1      Form of First Pulaski National Corporation Incentive Stock Option Agreement. +(3)
10.2      Directors and Named Executive Officer Compensation Summary.+*
10.3      Directors' Deferred Compensation Plan.+(4)
10.4      Form of Adoption Agreement.+(4)
10.5      Form of Amendment No. 1 to Adoption Agreement. +(4)
10.6      Form of Amendment No. 2 to Adoption Agreement.+(4)
10.7      First Pulaski National Corporation 2007 Equity Incentive Plan.+(5)
10.8      Amended and Restated Directors' Deferred Compensation Plan. + (6)
10.9      Amended and Restated Form of Adoption Agreement. + (6)
10.10    First Pulaski National Corporation 2007 Equity Incentive Plan .+ (7)
10.11    Form of Restricted Stock Agreement.+ (8)
21.1      List of Subsidiaries.*
23.1      Consent of Crowe Horwath LLP.*
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
32.1      Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.*
32.2      Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.*

* Filed herewith
+ Management contract or compensatory plan or arrangement

(1) Incorporated herein by reference to the Corporation's Amendment No. 1 to Registration Statement onForm 8-A/A (Registration No. 000-10974).

(2) Incorporated herein by reference to the Corporation's Registration Statement on Form S-4 (Registration No. 333-68448).

(3) Incorporated herein by reference to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4) Incorporated herein by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 2006.

(5) Incorporated herein by reference to the Corporation's Proxy Statement filed with the Securities andExchange Commission on April 10, 2007.

(6) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.

(7) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2007.

(8) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 7, 2007.