Form 10-Q
period 2009-03-31
FIRST PULASKI NATIONAL CORP
filed 2009-05-11
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2009

or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [    ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

       Common Stock, $1.00 par value -- 1,552,707 shares outstanding as of May 1, 2009.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
Cash and due from banks	$12,280,814	$12,490,928
Federal funds sold	3,550,000	11,686,000
Cash and cash equivalents	15,830,814	24,176,928

Interest bearing balances with banks	539,917	535,508
Securities available for sale	148,661,616	136,651,867

Loans
Loans held for sale	683,531	1,638,320
Loans net of unearned income	399,436,965	396,926,068
Allowance for loan losses	(5,833,846)	(5,219,956)
Total net loans	394,286,650	393,344,432

Bank premises and equipment	18,017,465	17,660,834
Accrued interest receivable	4,262,519	4,598,027
Other real estate	70,933	247,183
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	9,353,046	9,274,734
Prepayments and other assets	4,602,155	4,287,195
TOTAL ASSETS	$597,151,615	$592,303,208
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$76,024,050	$69,672,714
Interest bearing balances	459,436,151	460,824,543
Total deposits	535,460,201	530,497,257

Securities sold under repurchase agreements	1,554,110	1,724,058
Other borrowed funds	3,332,382	3,391,522
Accrued interest payable	2,375,871	2,300,461
Other liabilities	3,189,235	3,357,042

TOTAL LIABILITIES	545,911,799	541,270,340

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,551,857 and 1,551,407 shares issued and outstanding, respectively	1,551,857	1,551,407
Capital surplus	683,222	649,985
Retained earnings	47,971,855	47,865,678
Accumulated other comprehensive income, net	1,032,882	965,798

TOTAL SHAREHOLDERS' EQUITY	51,239,816	51,032,868

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$597,151,615	$592,303,208
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME:
Loans, including fees	$6,462,851	$6,722,185
Investment securities	1,295,710	1,714,092
Federal funds sold	6,050	132,324
Interest on deposits	2,863	4,464
Dividends	32,106	34,199
Total interest income	7,799,580	8,607,264

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	103,821	151,716
Savings & MMDAs	157,358	258,165
Time	2,690,348	3,812,571
Repurchase agreements	6,868	11,860
Borrowed funds	43,592	46,841
Total interest expense	3,001,987	4,281,153

NET INTEREST INCOME	4,797,593	4,326,111

Provision for loan losses	727,702	205,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,069,891	4,121,111

NON-INTEREST INCOME:
Service charges on deposit accounts	524,663	626,108
Commissions and fees	86,617	111,147
Other service charges and fees	119,279	114,038
Income on company-owned life insurance	78,312	75,444
Gains (losses) on sale of other assets	(11,287)	9,821
Mortgage banking income	119,551	100,391
Other income	30,260	(1,822)
Total non-interest income	947,395	1,035,127

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2009	2008
NON-INTEREST EXPENSES:
Salaries and employee benefits	$2,341,792	$2,123,944
Occupancy expense, net	454,027	375,772
Furniture and equipment expense	169,414	178,871
Advertising and public relations	130,086	179,688
Other operating expenses	985,187	752,377
Total non-interest expenses	4,080,506	3,610,652

Income before taxes	936,780	1,545,586
Applicable income taxes	131,165	316,131

NET INCOME	$805,615	$1,229,455
	============	============

Earnings per common share:
Basic	$0.52	$0.79
Diluted	$0.52	$0.79

Dividends per common share	$0.45	$0.45

Weighted average shares for period	1,553,927	1,548,651
Weighted average diluted shares for period	1,556,218	1,553,972

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2009

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (loss)	Total

Balance, December 31, 2008	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868

Comprehensive income:
Net Income			805,615		805,615

Change in unrealized
gains (losses) on available
for sale securities, net of tax				67,084	67,084

Comprehensive income					872,699

Cash Dividends
($0.45 per share)			(699,438)		(699,438)

Compensation expense for
restricted stock		33,687			33,687

Issuance of common stock	450	(450)			-

Balance, March 31, 2009	$1,551,857	$683,222	$47,971,855	$1,032,882	$51,239,816
	===========	===========	============	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$805,615	$1,229,455
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	727,702	205,000
Depreciation of premises and equipment	212,652	191,252
Amortization and accretion of investment securities, net	118,205	29,952
Deferred income tax benefit	(397,105)	(88,493)
Loss (gain) on sale of other assets	11,287	(9,821)
Stock-based compensation expense	33,687	24,751
Federal Home Loan Bank stock dividend	-	(19,100)
Loans originated for sale	(4,532,266)	(4,108,237)
Proceeds from sale of loans	5,606,606	4,042,317
Gain on sale of loans	(119,551)	(100,391)
Increase in cash surrender value of life insurance	(78,312)	(75,444)
Decrease in accrued interest receivable	335,508	125,558
Decrease (increase) in prepayments/other assets	40,113	(490,610)
Increase in accrued interest payable	75,410	105,598
Decrease in accrued taxes	(383,362)	(198,761)
Increase (decrease) in other liabilities	215,555	(34,207)
Net cash from operating activities	2,671,744	828,819

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	27,757,675	28,226,483
Purchase of investment securities available for sale	(39,776,512)	(36,696,708)
(Increase) decrease in interest bearing balances with banks	(4,409)	1,575
Net increase in loans	(2,624,709)	(688,296)
Capital expenditures	(572,516)	(3,934,405)
Proceeds from sale of other assets	168,195	193,122
Net cash used by investing activities	(15,052,276)	(12,898,229)

Cash flows from financing activities:
Net increase in deposits	4,962,944	18,542,001
Cash dividends paid	(699,438)	(696,894)
Net decrease in securities sold under repurchase agreements	(169,948)	(330,378)
Borrowings repaid	(59,140)	(60,727)
Net cash from financing activities	4,034,418	17,454,002

Net decrease in cash and cash equivalents	(8,346,114)	5,384,592
Cash and cash equivalents at beginning of period	24,176,928	27,366,523
Cash and cash equivalents at end of period	$15,830,814	$32,751,115
	=============	=============
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

Note 2.

       Statement of Financial Accounting Standards ("SFAS") No. 123R ("SFAS 123R"), "Share-Based Payment", requires the measurement, at the date of the grant, of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized based upon the fair value of the awards over the vesting period for each award. The compensation cost associated with awards granted prior to January 1, 2006 is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures, which were required prior to the adoption of SFAS 123R.
       Bank employees may be granted options, restricted shares or rights to purchase shares of the registrant's common stock under the registrant's equity incentive and employee stock purchase plans.
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan. No shares were sold under the 1994 Plan during the first quarter of 2009.
       As there are no unvested stock options as of January 1, 2009, and no stock options were granted in the first quarter of 2009, there was no share-based compensation expense or tax benefit recorded in the first quarter of 2009 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the issuance of restricted shares. In addition there were no unrecognized compensation costs related to stock options at March 31, 2009.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2008 fiscal year and the first three months of 2009:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2008	17,252	$39.67

Granted	-	-
Exercised	(7,527)	32.66
Expired	-	-
Outstanding December 31, 2008	9,725	$45.09
	=======	============
Exercisable December 31, 2008	9,725	$45.09
	=======	============

Outstanding December 31, 2008	9,725	$45.09
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding March 31, 2009	9,725	$45.09
	=======	============
Exercisable March 31, 2009	9,725	$45.09
	=======	============

       The aggregate intrinsic value of outstanding options shown in the table at March 31, 2009 was approximately $96,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to March 31, 2009. The weighted average remaining term of the stock options in the table above was 3.6 years as of March 31, 2009.
       Cash received from the exercise of stock options during the three months ended March 31, 2009 and 2008 was $0 and $0, respectively. The total intrinsic value of stock options exercised was $0 and $0, respectively, for the three months ended March 31, 2009 and 2008.
       At March 31, 2009, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first three months of 2009 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the three months ended March 31, 2009, the registrant recognized $33,687 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the three months ended March 31, 2009 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	10,600	$55.00
Granted	-	55.00
Vested	(450)	55.00
Forfeited	-	-

Nonvested at March 31, 2009	10,150	$55.00
	===========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At March 31, 2009, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

Adoption of New Accounting Standards:
       In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position ("FSP") 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on January 1, 2008 was not material. In October, 2008, the FASB issued FSP No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active." The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset with the market for that financial asset is not active. The impact of adoption was not material.
       In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard did not have a material effect on the registrant's results of operations or financial position.
       In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS 160 was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a significant impact on the results of operations or financial position of the registrant.
       In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the registrant's results of operations or financial position.

Recently Issued and Not Yet Effective Accounting Standards:
       In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the registrant's results of operations or financial position.
       In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the registrant's results of operations or financial position.
       In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
March 31, 2009	Value	Gains	Losses
U.S. Treasury securities	$107,016	$3,545	$-
U.S. Government sponsored agencies	70,516,206	698,985	71,855
Obligations of states and
political subdivisions	62,575,528	1,105,085	218,476
Mortgage-backed securities	15,061,566	320,916	1,534
Corporate debt securities	334,900	-	165,100
Total debt securities	148,595,216	2,128,531	456,965
Equity Securities	66,400	-	-
Total	$148,661,616	$2,128,531	$456,965
	===========	===========	===========

December 31, 2008
U.S. Treasury securities	$108,125	$4,201	$-
U.S. Government sponsored agencies	58,510,833	863,130	27
Obligations of states and
political subdivisions	64,971,229	852,128	246,552
Mortgage-backed securities	12,608,658	211,701	8,753
Corporate debt securities	386,622	-	113,378
Total debt securities	136,585,467	1,931,160	368,710
Equity Securities	66,400	-	-
Total	$136,651,867	$1,931,160	$368,710
	===========	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at March 31, 2009 and December 31, 2008 were as follows:

		March 31,	December 31,
		2009	2008
	Construction and land development	$51,678,273	$55,484,202
	Commercial and industrial	36,503,906	34,120,024
	Agricultural	6,359,578	7,641,762
	Real estate loans secured by:
	Farmland	36,721,933	35,923,454
	Residential property	93,481,268	91,757,578
	Nonresidential, nonfarm	142,073,015	137,748,507
	Consumer	25,323,467	26,668,337
	Other loans	8,405,778	9,671,625
	Subtotal	400,547,218	399,015,489
Less:	Net deferred loan fees	(426,722)	(451,101)
	Allowance for loan losses	(5,833,846)	(5,219,956)
	Loans, net	$394,286,650	$393,344,432
		=============	=============

       Activity in the allowance for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
Beginning balance	$5,219,956	$3,467,019
Provision for loan losses	727,702	205,000
Loans charged-off	(138,009)	(168,418)
Recoveries	24,197	50,776
Ending balance	$5,833,846	$3,554,377
	============	============

Note 6

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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
      Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 3).

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at		Fair Value Measurements at
	March 31, 2009 using		December 31, 2008 using
	Quoted Prices		Quoted Prices
	in Active	Significant	in Active	Significant
	Markets for	Other	Markets for	Other
	Identical	Observable	Identical	Observable
	Assets	Inputs	Assets	Inputs
	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Assets:
Available for sale securities	$66,400	$148,595,216	$66,400	$136,585,467

Assets Measured on a Non-Recurring Basis

	Fair Value	Fair Value
	Measurements at	Measurements at
	March 31, 2009	December 31, 2008
	Using	Using
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
	(Level 3)	(Level 3)
Assets:
Impaired loans	$12,915,359	$2,775,164
Other real estate	70,933	247,183

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,839,706, with a valuation allowance of $924,347, resulting in an additional provision for loan losses of $670,629 for the period.

Note 7

       FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years and changes how EPS is computed for certain share-based awards under FAS 128. All prior Earnings per share calculations presented are to be retrospectively changed to conform with this FSP.
       This FSP addresses whether instruments granted in share-based payment transactions are participating

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share.
       Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.

	2009	2008
Net income	$805,615	$1,229,455
Less dividends paid:
Common stock	698,336	695,949
Unvested restricted shares	1,102	945
	699,438	696,894
Undistributed earnings	106,177	532,561
	==========	==========

Weighted average shares outstanding	1,551,477	1,546,551
Unvested restricted shares	2,450	2,100
	1,553,927	1,548,651

Basic EPS amounts
	Common Stock and Unvested
	Share-Based Payment Awards
	2009	2008
Distributed earnings	$0.45	$0.45
Undistributed earnings	0.07	0.34
	$0.52	$0.79
	==========	==========

Weighted average diluted shares	1,556,218	1,553,972

Diluted earnings per common share	$0.52	$0.79
	==========	==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the annual report of the registrant on Form 10-K for the year ended December 31, 2008, which report was filed with the Securities and Exchange Commission on March 16, 2009. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "expect," "should," "could," "may", "plan," "intend", "believe", "likely" and "seek" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's 2008 Annual Report on Form 10-K and, without limitation, (i) deterioration in the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the registrant's market areas, (vi) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) any activity in the capital markets that would cause the registration to conclude that there was impairment of any asset including intangible assets, and (x) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (xi) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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
       The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to reflect estimated credit losses for specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The registrant's methodology of assessing the appropriateness of the allowance consists of several elements, which include the historical allowance and specific allowances as described below.
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

OVERVIEW

       Total assets of the registrant continued to grow in the first three months of 2009 as total assets grew by approximately $4.8 million, or 0.8 percent, when compared to December 31, 2008. Growth in the first

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

quarter of 2009 slowed as compared to the last three quarters of 2008 reflecting deteriorating economic conditions and the registrant's decision to slow loan growth. This growth in assets was funded primarily by an increase in deposits as total deposits increased $5.0 million, or 0.9 percent, in the first three months of 2009.
       Net income decreased approximately $424,000 to $805,615, or $0.52 per diluted share, in the first three months of 2009 as compared to $1,229,455, or $0.79 per diluted share the same period of 2008. Net interest income increased approximately $471,000 in the first three months of 2009 as compared to the same period of 2008 although the net interest margin fell to 3.66 percent in the first three months of 2009 as compared to 3.72 percent in the first three months of 2008. This decline in the net interest margin was primarily due to increased nonaccrual loans in the first quarter of 2009 as compared to the first quarter of 2008. The registrant's provision for loan losses increased approximately $523,000 in the first quarter of 2009 as compared to the first quarter of 2008 as deteriorating economic conditions in the first quarter of 2009 continued to put stress on the registrant's borrowers. Net charged-off loans totaled $113,800 in the first quarter of 2009, resulting in an annualized charge-off ratio of 0.12 percent as compared to net charge-offs of $117,600 in the first quarter of 2008, resulting in an annualized charge-off ratio of 0.15 percent. Nonaccrual loans increased to $13,839,706 at March 31, 2009 as compared to $501,000 at March 31, 2008 and $3,029,000 at December 31, 2008. Net income in the first quarter of 2009 was also negatively impacted by a $186,000 increase in FDIC deposit insurance premiums in the first quarter of 2009 as compared to the first quarter of 2008. FDIC insurance premiums are anticipated to remain at elevated levels throughout 2009, thus negatively impacting net income.

Results of Operations

       Net income of the registrant was $805,615 for the first three months of 2009. This amounted to a decrease of $423,840, or 34.5 percent, compared to the first three months of 2008.  The decrease in net income in the first three months of 2009 as compared to 2008 was primarily due to increased loan loss provisions and non-interest expenses in the first three months of 2009 as compared to the same period of 2008.
       Net interest income, the largest component of net income for the registrant, is the difference between income earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income could be materially affected during periods of volatility in interest rates.
       Net interest income increased $471,482, or 10.9 percent, to $4,797,593 during the first quarter of 2009 as compared to $4,326,111 for the first quarter of 2008.  Total interest income decreased $807,684, or 9.4 percent, to $7,799,580 for the first quarter of 2009 as compared to $8,607,264 for the same period in 2008. The decrease in total interest income was due primarily to a decrease in the yields earned on the registrant's loans and investment securities as the general level of interest rates declined since the first quarter of 2008. The registrant saw decreases in interest earned on investment securities of $418,382 and in interest and fees on loans of $259,334 in the first quarter of 2009 as compared to the first quarter of 2008. The decrease in interest and fees on loans was the result of an increase in average loans outstanding of approximately $78.1 million that was offset by lower yields earned on loans in the first quarter of 2009 as compared to the same period of 2008. The decrease in interest on investment securities was a result of a decrease in average investment securities held of approximately $15.7 million as well as lower yields earned on investment securities in the first quarter of 2009 as compared to the same period of 2008. In addition, the registrant's interest earned on federal funds sold decreased $126,274 in the first quarter of 2009 as compared to the same period of 2008 as the yield on federal funds sold decreased significantly in the first quarter of 2009 as compared to the same period of 2008.
       The increase in net interest income in the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to a decrease in total interest expense of $1,279,166, or 29.9 percent, to $3,001,987 for the first quarter of 2009 as compared to $4,281,153 for the same period in 2008. The decrease in total

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the first quarter of 2009 as compared to the first quarter of 2008. The interest expense on time deposits decreased $1,122,223 in the first quarter of 2009 as compared to the first quarter of 2008 in spite of increased average balances of $9.9 million in time deposits in the first quarter of 2009 as compared to the first quarter of 2008. The decrease in interest expense on time deposits was primarily due to a decrease in average interest rates paid to 3.36 percent in the first quarter of 2009 as compared to 4.91 percent in the same period of 2008. The interest expense on savings and money market accounts decreased $100,807 in the first quarter of 2009 as the average balances held increased $10.4 million, but the average interest rate paid fell to 0.93 percent in the first quarter of 2009 percent from 1.80 percent in the first quarter of 2008.
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
       Total non-interest income decreased $87,732, or 8.5 percent, to $947,395 for the three-month period ended March 31, 2009 as compared to $1,035,127 for the three-month period ended March 31, 2008. Much of the decrease in non-interest income was due to a $101,445 decrease in service charges on deposit accounts in the first quarter of 2009 as compared to the first quarter of 2008. This reduction in service charges on deposit accounts was primarily due to decreased overdraft/insufficient fees in the first quarter of 2009 as compared to the same period of 2008. Commissions and fees and gains (losses) on sale of other assets also decreased $24,530 and $21,108, respectively, in the first quarter of 2009 as compared to the first quarter of 2008. These decreases were partially offset by increases of $32,082 and $19,160 in other income and mortgage banking income in the first quarter of 2009 as compared to the same period of 2008.
       For the three-month period ended March 31, 2009, total non-interest expenses increased $469,854, or 13.0 percent, to $4,080,506 as compared to $3,610,652 for the three-month period ended March 31, 2008. Salaries and employee benefits increased $217,848 in the first quarter of 2009 as compared to the same period of 2008. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing the Huntsville and Athens offices that were opened in January 2008 and April 2008, respectively. Also, occupancy expense increased $78,255 in the first quarter of 2009 as compared to the first quarter of 2008 primarily due to the expenses associated with the Huntsville and Athens offices as well as the remodeling of the Main Office in Pulaski that began in the second quarter of 2008. In addition, other operating expenses increased $232,810 in the first quarter of 2009 as compared to the same period of 2008 primarily due to an increase of approximately $186,000 in FDIC insurance premium expenses in the first quarter of 2009 as compared to the first quarter of 2008. These increases were partially offset by a decrease of $49,602 in advertising and public relations expenses in the first quarter of 2009 as compared to the first quarter of 2008. The registrant expects that its FDIC premiums will continue to increase throughout 2009 when compared to the comparable periods in 2008.
       As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12 percent to 0.50 percent of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution's risk classification and other factors. The registrant's regular FDIC insurance premiums are expected to increase between $600,000 and $700,000 in 2009 as compared to 2008.
       In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. If the proposed emergency assessment remains at 20 basis points,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

the registrant will likely incur an approximately $1,100,000 special one-time assessment from the FDIC in the second quarter of 2009.
       These changes would result in increased deposit insurance expense for the Bank in 2009. These increases will be reflected in other expenses in the Bank's income statement in the period of enactment.
       The provision for loan losses for the three months ended March 31, 2009 increased $522,702 as compared to the same period of 2008. The size of the provision for loan losses in 2009 primarily reflected the effects of weaker local and national economic conditions upon the loan portfolio. The provision for loan losses is likely to continue at elevated levels for the remainder of 2009 due to continuing deteriorating economic conditions that are forecast through the end of the year. If economic conditions or the real estate market deteriorates beyond management's current expectations, the provision for loan losses would likely be negatively impacted and additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended March 31, 2009, income before taxes decreased $608,806, or 39.4 percent, to $936,780 as compared to $1,545,586 for the three months ended March 31, 2008.  Applicable income taxes decreased $184,966 for the three-month period ended March 31, 2009 as compared to the same period in 2008. The reduction in applicable income taxes in the third quarter of 2009 as compared to the same period of 2008 was primarily a result of reduced income before taxes in 2009 while tax free income proportionally increased.
       On a basic, weighted average per share basis, net income was $0.52 per share based on 1,553,927 weighted shares outstanding for the three months ended March 31, 2009 as compared to $0.79 per share based on 1,548,651 weighted shares outstanding for the same period of 2008. On a fully diluted basis, net income per share was $0.52 for the three months ended March 31, 2009 on 1,556,218 weighted shares outstanding as compared to $0.79 on 1,553,972 weighted shares outstanding for the same period of 2008.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the three months ended March 31, 2009 (annualized) and for the year ended December 31, 2008.

	For the three months ended	For year ended
	March 31, 2009 (annualized)	December 31, 2008
Return on assets	0.55%	0.62%
Return on equity	6.48%	6.92%

Financial Condition

       The registrant's total assets increased 0.8 percent to $597,151,615 during the three months ended March 31, 2009, from $592,303,208 at December 31, 2008. Total loans were $399,436,965 at March 31, 2009, a 0.6 percent increase compared to $396,926,068 at December 31, 2008. Securities available-for-sale increased to $148,661,616 at March 31, 2009 from $136,651,867 at December 31, 2008.   At March 31, 2009, there was an unrealized gain on available-for-sale securities, net of tax, of $1,032,882, as compared to an unrealized gain on available-for-sale securities, net of tax, of $965,798 at December 31, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Total liabilities increased by 0.9 percent to $545,911,799 at March 31, 2009, compared to $541,270,340 at December 31, 2008. This increase was primarily due to a $6,351,336, or 9.1 percent, increase in non-interest bearing deposits at March 31, 2009 as compared to December 31, 2008.
       Non-performing assets increased to approximately $13,935,427 at March 31, 2009 as compared to approximately $3,278,000 at December 31, 2008.  The increase in non-performing assets at March 31, 2009 was primarily due to increases in non-accrual loans, particularly commercial real estate loans, one-to-four family real estate loans, and real estate construction and development loans. Non-performing assets at March 31, 2009 included $70,933 in other real estate owned, $13,839,706 in non-accrual loans, and $24,788 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were no restructured loans at March 31, 2009.  At December 31, 2008, the corresponding amounts were $247,183 in other real estate owned, $3,028,882 in non-accrual loans, $2,001 in loans past due 90 days or more and accruing interest, with no loans restructured. The allowance for loan losses was 42.2% of the balance of nonaccrual loans at March 31, 2009 as compared to 159.2% at December 31, 2008.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loanshave become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2009 if the above nonaccrual loans had been current in accordance with their original terms was approximately $395,000.
      Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2009, there were approximately $7,951,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $9,055,000 in loans that were classified as "substandard" and accruing interest as of March 31, 2008 and $11,457,000 of such loans at December 31, 2008.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (36 percent of total loans) and 1-4 family residential loans (23 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (60 percent of total risk-based capital), loans secured by subdivision land (49 percent of total risk-based capital), loans to religious organizations (34 percent of risk-based capital), loans secured by new single family housing construction (34 percent of total risk-based capital), loans secured by hotel and motel properties (34 percent of total risk-based capital), loans to gasoline stations with convenience stores (31 percent of total risk-based capital) and lessors of nonresidential buildings (31 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover inherent losses in the loan portfolio.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       For the three months ended March 31, 2009, the registrant had net loan charge-offs of approximately $113,800 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.12 percent (annualized). This compares to net charge-offs of approximately $117,600 for the three months ended March 31, 2008 for a net charge-off ratio of 0.15 percent (annualized). Management expects that net loan charge-offs and provision expense for loan losses for the remainder of 2009 may be similar to or greater than comparable periods in 2008 due to continuing weakening economic conditions.
      The total allowance for loan losses increased to $5,833,846 as of March 31, 2009 from $5,219,956 as of December 31, 2008. The ratio of the allowance for loan losses to total loans outstanding was 1.46 percent at March 31, 2009 as compared to 1.31 percent at December 31, 2008. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $8,346,114 between December 31, 2008 and March 31, 2009 primarily due to a decrease in federal funds sold at March 31, 2009.  Much of the decrease in the federal funds sold was used to purchase investment securities.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $11,882,000 at March 31, 2009, representing 8.0 percent of the registrant's investment portfolio as compared to $18,095,000, or 11.0 percent, one year earlier and $11,690,000, or 8.6 percent, at December 31, 2008. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2009, the registrant had approximately $137,866,000 in loans maturing within one year. The registrant had $3,550,000 in federal funds sold at March 31, 2009, compared to $11,686,000 as of December 31, 2008.
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

	Amount at
	March 31, 2009	December 31, 2008
Commitments to extend credit	$58,404,644	$60,767,469
Standby letters of credit	2,866,352	3,558,784
Mortgage loans sold with repurchase
requirements outstanding	2,237,432	3,234,873

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2009, the registrant had total borrowings of $3,332,382 and had approximately $28,575,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At March 31, 2009, the registrant had no federal funds purchased and had $25,000,000 in additional federal funds lines available from correspondent banks.
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
       Management believes, as of March 31, 2009 and December 31, 2008, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of March 31, 2009 and December 31, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)
						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of March 31, 2009
Total Capital to risk weighted assets
FPNC	$55,840	12.40%	$36,038	>	8.00%	N/A
FNB	54,966	12.20	36,033	>	8.00	45,041	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,207	11.15	18,019	>	4.00	N/A
FNB	49,332	10.95	18,016	>	4.00	27,024	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,207	8.41	23,892	>	4.00	N/A
FNB	49,332	8.26	23,889	>	4.00	29,862	>	5.00

As of December 31, 2008
Total Capital to risk weighted assets
FPNC	$55,364	12.36%	$35,824	>	8.00%	N/A
FNB	54,490	12.17	35,817	>	8.00	44,771	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,067	11.18	17,912	>	4.00	N/A
FNB	49,193	10.99	17,909	>	4.00	26,863	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,067	8.51	23,532	>	4.00	N/A
FNB	49,193	8.36	23,528	>	4.00	29,410	>	5.00

Interest rate risk

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of March 31, 2009, a -200 basis point rate shock was estimated to decrease net interest income approximately $717,000, or 3.4 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $1,166,000, or 5.5 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 3.7 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 4.0 percent, both well within the policy guidelines. Although interest rates are currently very low, the Corporation believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Corporation's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended March 31, 2009.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 4. Controls and Procedures (Continued)

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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
____________________________________________

Item 6.  Exhibits.

      Exhibit 31.1   Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      Exhibit 31.2   Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      Exhibit 32.1   Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.
      Exhibit 32.2   Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              FIRST PULASKI NATIONAL CORPORATION

Date:  May 11, 2009                                              /s/Mark A. Hayes
                                                                              Mark A. Hayes, Chief Executive Officer

Date:  May 11, 2009                                              /s/Tracy Porterfield
                                                                              Tracy Porterfield, Chief Financial Officer

Exhibit Index

Exhibit 31.1    Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2    Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1    Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.
Exhibit 32.2    Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.