Form 10-Q
period 2009-06-30
FIRST PULASKI NATIONAL CORP
filed 2009-08-10
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2009

or

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

       Common Stock, $1.00 par value -- 1,555,529 shares outstanding as of August 1, 2009.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
Cash and due from banks	$20,702,836	$12,490,928
Federal funds sold	3,940,000	11,686,000
Cash and cash equivalents	24,642,836	24,176,928

Interest bearing balances with banks	537,720	535,508
Securities available for sale	145,816,602	136,651,867

Loans
Loans held for sale	930,546	1,638,320
Loans net of unearned income	391,345,370	396,926,068
Allowance for loan losses	(5,799,536)	(5,219,956)
Total net loans	386,476,380	393,344,432

Bank premises and equipment	18,013,081	17,660,834
Accrued interest receivable	4,138,569	4,598,027
Other real estate	4,116,150	247,183
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	9,474,481	9,274,734
Prepayments and other assets	4,903,129	4,287,195
TOTAL ASSETS	$599,645,448	$592,303,208
	===========	===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$74,065,669	$69,672,714
Interest bearing balances	460,163,061	460,824,543
Total deposits	534,228,730	530,497,257

Securities sold under repurchase agreements	1,554,110	1,724,058
Other borrowed funds	8,272,415	3,391,522
Accrued interest payable	1,911,403	2,300,461
Other liabilities	3,083,810	3,357,042

TOTAL LIABILITIES	549,050,468	541,270,340

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,552,707 and 1,551,407 shares issued and outstanding, respectively	1,552,707	1,551,407
Capital surplus	737,389	649,985
Retained earnings	47,693,964	47,865,678
Accumulated other comprehensive income, net	610,920	965,798

TOTAL SHAREHOLDERS' EQUITY	50,594,980	51,032,868

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$599,645,448	$592,303,208
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Loans, including fees	$6,676,405	$6,582,148	$13,139,256	$13,304,333
Investment securities	1,186,037	1,602,306	2,481,747	3,316,398
Federal funds sold and other	6,237	49,709	15,150	186,497
Dividends	18,661	22,464	50,767	56,663
Total interest income	7,887,340	8,256,627	15,686,920	16,863,891

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	118,837	148,660	222,658	300,376
Savings & MMDAs	141,753	268,913	299,111	527,078
Time	2,321,405	3,285,428	5,011,753	7,097,999
Repurchase agreements	5,977	8,244	12,845	20,104
Borrowed funds	59,924	50,087	103,516	96,928
Total interest expense	2,647,896	3,761,332	5,649,883	8,042,485

NET INTEREST INCOME	5,239,444	4,495,295	10,037,037	8,821,406

Provision for loan losses	1,450,000	365,000	2,177,702	570,000

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,789,444	4,130,295	7,859,335	8,251,406

NON-INTEREST INCOME:
Service charges on deposit accounts	569,126	626,225	1,093,789	1,252,333
Commissions and fees	79,555	94,423	166,172	205,570
Other service charges and fees	115,029	120,598	234,308	234,636
Income on company-owned life insurance	121,435	71,418	199,747	146,862
Mortgage banking income	115,990	156,301	235,541	256,692
Gain on the sale of securities	84,554	0	84,554	0
Gain (loss) on sale of other assets	2,190	(41)	(9,097)	9,780
Other income	6,000	173,584	36,260	171,762
Total non-interest income	1,093,879	1,242,508	2,041,274	2,277,635

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,371,307	$2,272,398	$4,713,099	$4,396,342
Occupancy expense, net	412,644	376,448	866,671	752,220
Furniture and equipment expense	201,910	188,300	371,324	367,171
Advertising and public relations	140,792	204,389	270,878	384,077
Impairment of available for sale securities
and other equity investments	144,408	183,121	144,408	183,121
Other operating expenses	1,298,895	852,206	2,284,082	1,604,583
Total non-interest expense	4,569,956	4,076,862	8,650,462	7,687,514

Income before taxes	313,367	1,295,941	1,250,147	2,841,527
Applicable income tax expense (benefit)	(108,563)	220,095	22,602	536,226

NET INCOME	$421,930	$1,075,846	$1,227,545	$2,305,301
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.27	$0.70	$0.79	$1.49
Diluted	$0.27	$0.70	$0.79	$1.49

Dividends per common share	$0.45	$0.45	$0.90	$0.90

Weighted basic average
shares for period	1,555,011	1,544,810	1,554,472	1,546,731
Weighted diluted average
shares for period	1,557,726	1,550,110	1,557,519	1,551,954

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2009

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (loss)	Total

Balance, December 31, 2008	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868

Comprehensive income:
Net Income			1,227,545		1,227,545

Reclassification adjustment
for gains included in net
income, net of tax				(52,178)	(52,178)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(302,700)	(302,700)

Comprehensive income					872,667

Cash Dividends
($0.90 per share)			(1,399,259)		(1,399,259)

Compensation expense for
restricted stock		67,375			67,375

Tax benefit arising from exercise
of director stock options		3,829			3,829

Exercise of stock options	500	17,000			17,500

Issuance of common stock	800	(800)			-

Balance, June 30, 2009	$1,552,707	$737,389	$47,693,964	$610,920	$50,594,980
	===========	============	============	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,227,545	$2,305,301
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	2,177,702	570,000
Depreciation of premises and equipment	442,739	400,247
Amortization and accretion of investment securities, net	281,146	137,052
Deferred income tax benefit	(531,636)	(284,225)
Loss (gain) on sale of other assets	9,097	(9,780)
Security gains, net	(84,554)	-
Stock-based compensation expense	67,375	58,438
Federal Home Loan Bank stock dividend	-	(39,100)
Loans originated for sale	(9,924,656)	(11,683,492)
Proceeds from sale of loans	10,867,971	11,407,432
Gain on sale of loans	(235,541)	(256,692)
Impairment of available for sale securities and other equity investments	144,408	183,121
Increase in cash surrender value of life insurance	(199,747)	(146,862)
Decrease in accrued interest receivable	459,458	423,743
Increase in prepayments/other assets	(9,262)	(650,297)
Decrease in accrued interest payable	(389,058)	(899,866)
Decrease in accrued taxes	(831,622)	(417,263)
Increase in other liabilities	558,390	224,311
Net cash from operating activities	4,029,755	1,322,068

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	40,373,215	48,258,133
Proceeds from sale of investment securities	5,745,122	-
Purchase of investment securities available for sale	(56,053,986)	(48,664,055)
Increase in interest bearing balances with banks	(2,213)	(1,593)
Net increase in loans	(108,638)	(31,777,889)
Capital expenditures	(795,897)	(4,453,421)
Proceeds from sale of other assets	214,062	379,374
Net cash used by investing activities	(10,628,335)	(36,259,451)

Cash flows from financing activities:
Proceeds from borrowings	5,000,000	-
Net increase in deposits	3,731,473	37,931,831
Cash dividends paid	(1,399,259)	(1,391,919)
Proceeds from exercise of stock options, including tax benefit	21,329	20,712
Payments to repurchase common stock	-	(352,550)
Net decrease in securities sold under repurchase agreements	(169,948)	(54,267)
Borrowings repaid	(119,107)	(122,306)
Net cash from financing activities	7,064,488	36,031,501

Net increase in cash and cash equivalents	465,908	1,094,118
Cash and cash equivalents at beginning of period	24,176,928	27,366,523
Cash and cash equivalents at end of period	$24,642,836	$28,460,641
	=============	=============
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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan. No shares were sold under the 1994 Plan during the first six months of 2009.
       As there are no unvested stock options as of January 1, 2009, and no stock options were granted in the first six months of 2009, there was no share-based compensation expense or tax benefit recorded in the first six months of 2009 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the issuance of restricted shares. In addition there were no unrecognized compensation costs related to stock options at June 30, 2009.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2008 fiscal year and the first six months of 2009:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2008	17,252	$39.67

Granted	-	-
Exercised	(7,527)	32.66
Expired	-	-
Outstanding December 31, 2008	9,725	$45.09
	==========	============
Exercisable December 31, 2008	9,725	$45.09
	==========	============

Outstanding December 31, 2008	9,725	$45.09
Granted	-	-
Exercised	(500)	35.00
Expired	-	-
Outstanding June 30, 2009	9,225	$45.63
	==========	============
Exercisable June 30, 2009	9,225	$45.63
	==========	============

       The aggregate intrinsic value of outstanding options shown in the table at June 30, 2009 was approximately $86,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to June 30, 2009. The weighted average remaining term of the stock options in the table above was 3.6 years as of June 30, 2009.
       Cash received from the exercise of stock options during the six months ended June 30, 2009 and 2008 was $17,500 and $16,500, respectively. The total intrinsic value of stock options exercised was $10,000 and $11,000, respectively, for the six months ended June 30, 2009 and 2008.
       At June 30, 2009, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first six months of 2009 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the six months ended June 30, 2009, the registrant recognized $67,375 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the six months ended June 30, 2009 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	10,600	$55.00
Granted	-	55.00
Vested	(800)	55.00
Forfeited	-	-

Nonvested at June 30, 2009	9,800	$55.00
	===========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At June 30, 2009, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

Recently Issued Accounting Standards:
       In April 2009, the Financial Accounting Standards Board, ("FASB") issued Staff Position ("FSP") No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009 and its adoption did not have a material effect on the registrant's results of operations or financial position.
       In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009 and its adoption did not have a material effect on the registrant's results of operations or financial position.
       In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 6.
       In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for the date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the registrant as of June 30, 2009. The adoptions of SFAS 165 did not have a material impact on our financial condition, results of operations or disclosures.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2009 were as follows:

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. Treasury securities	$103,018	$2,994	$-	$106,012
U.S. Government sponsored agencies	$77,020,170	578,618	432,117	77,166,671
Obligations of states and
political subdivisions	$53,838,613	887,621	242,317	54,483,917
Mortgage-backed securities-residential	$13,300,272	254,356	4,926	13,549,702
Corporate debt securities	$500,000	-	56,100	443,900
Total debt securities	144,762,073	1,723,589	735,460	145,750,202
Equity Securities	66,400	-	-	66,400
Total	$144,828,473	$1,723,589	$735,460	$145,816,602
	===========	===========	===========	===========

       The amortized cost and fair value of debt at June 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Available
		for Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,457,695	$11,508,096
Due after one year through five years	89,703,191	90,461,681
Due after five years through ten years	29,410,915	29,396,313
Due after ten years	890,000	834,411
Mortgage-backed-residential	13,300,272	13,549,701
TOTAL	$144,762,073	$145,750,202
	============	============

       Securities with unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
Sponsored Agencies	$33,607,314	$432,117	$-	$-	$33,607,314	$432,117
Obligations of States and
Political Subdivisions	9,295,164	158,890	851,574	83,427	10,146,738	242,317
Mortgage-backed securities
- residential	1,700,420	4,926	-	-	1,700,420	4,926
Corporate Bonds	-	-	443,900	56,100	443,900	56,100
Total Temporarily Impaired
Securities	$44,602,898	$595,933	$1,295,474	$139,527	$45,898,372	$735,460
	==========	========	=========	========	==========	=========

       Proceeds from sales of securities available for sale were $5,745,122 and $0 for the six months and three months ended June 30, 2009 and 2008, respectively. Gross gains of $91,982 and $0 and gross losses of $7,428 and $0 were realized on these sales for the first six months of 2009 and 2008, respectively.
       The registrant evaluated its investment in preferred stock issued by the Federal National Mortgage Association ("Fannie Mae") for other-than-temporary impairment as of June 30, 2008. The registrant

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

recognized a $183,121 non-cash impairment charge for the other-than temporary decline in fair value of the Fannie Mae preferred stock as of June 30, 2008.
       Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interest, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the mode outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.
       In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
       The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the registrant compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flow. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flow.
       When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or its is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
       As of June 30, 2009, the registrant's security portfolio consisted of 342 securities, 73 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government sponsored agencies and obligations of state and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
       The Company held common stock in Silverton Financial Services, Inc. ("Silverton") in the amount of $144,408 that was classified as an other asset on the Company's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Company recorded a capital loss of $144, 408 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company has sufficient capital gains to offset the capital loss for federal and state income tax purposes.
       The Company had a 1.5% limited partnership interest in the Morgan Keegan Mezzanine Fund, LLP. This investment is accounted for under the equity method of accounting since it is a partnership.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at June 30, 2009 and December 31, 2008 were as follows:

		June 30,	December 31,
		2009	2008
	Construction and land development	$44,725,157	$55,484,202
	Commercial and industrial	37,399,145	34,120,024
	Agricultural	6,858,344	7,641,762
	Real estate loans secured by:
	Farmland	35,594,621	35,923,454
	Residential property	92,042,707	91,757,578
	Nonresidential, nonfarm	142,298,397	137,748,507
	Consumer	26,027,258	26,668,337
	Other loans	7,722,079	9,671,625
	Subtotal	392,667,708	399,015,489
Less:	Net deferred loan fees	(391,792)	(451,101)
	Allowance for loan losses	(5,799,536)	(5,219,956)
	Loans, net	$386,476,380	$393,344,432
		============	============

       Activity in the allowance for the six months ended June 30, 2009 and 2008 was as follows:

	Six months ended June 30,
	2009	2008
Beginning balance	$5,219,956	$3,467,019
Provision for loan losses	2,177,702	570,000
Loans charged-off	(1,674,665)	(226,093)
Recoveries	76,543	97,014
Ending balance	$5,799,536	$3,907,940
	============	============

Note 6

      SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2009 using			December 31, 2008 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$106,012		$106,012
Obligations of U.S. Government
Sponsored Agencies	$77,166,671		$77,166,671
Obligations of States and
Political Subdivisions	$54,483,917		$54,483,917
Mortgage-backed securities
- residential	$13,549,702		$13,549,702
Corporate Bonds	$443,900		$443,900
Equity securities	$66,400	$66,400
Total	$145,816,602	$66,400	$145,750,202	$136,651,867	$66,400	$136,585,467
	============	============	===========	============	===========	===========

Assets Measured on a Non-Recurring Basis

	Fair Value	Fair Value
	Measurements at	Measurements at
	June 30, 2009	December 31, 2008
	Using	Using
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
	(Level 3)	(Level 3)
Assets:
Impaired loans	$1,610,404	$2,775,164

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,967,737, with a valuation allowance of $357,333, resulting in an additional provision for loan losses of $103,615 for the period.
       Carrying amount and estimated fair values of financial instruments at June 30, 2009 were as follows:

	June 30, 2009
	(In thousands)
	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$24,643	$24,643
Securities	145,817	145,817
Loans, net	386,476	383,115
Federal Home Loan Bank stock	1,527	N/A
Accrued interest receivable	4,139	4,139

Financial liabilities:
Deposits	534,229	536,513
Securities sold under repurchase agreements	1,554	1,554
Other borrowed funds	8,272	8,436
Accrued interest payable	1,911	1,911

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

Note 7

       FSP Emerging Issue Task Force ("EITF") No. 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years and changes how earnings per share ("EPS") is computed for certain share-based awards under SFAS 128. All prior EPS calculations presented are to be retrospectively changed to conform with this FSP.
       This FSP addresses whether instruments granted in share-based payment transactions are participating

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings Per Share.
       Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$421,930	$1,075,846	$1,227,545	$2,305,301
Less dividends paid:
Common stock	698,718	693,923	1,397,054	1,389,872
Unvested restricted shares	1,103	1,102	2,205	2,047
	699,821	695,025	1,399,259	1,391,919
Undistributed earnings	(277,891)	380,821	(171,714)	913,382
	==========	==========	==========	==========
Weighted average shares outstanding	1,552,561	1,542,360	1,552,022	1,544,456
Unvested restricted shares	2,450	2,450	2,450	2,275
	1,555,011	1,544,810	1,554,472	1,546,731

Basic EPS amounts
	Common Stock and Unvested		Common Stock and Unvested
	Share-Based Payment Awards		Share-Based Payment Awards
	2009	2008	2009	2008
Distributed earnings	$0.45	$0.45	$0.90	$0.90
Undistributed earnings	(0.18)	0.25	(0.11)	0.59
	$0.27	$0.70	$0.79	$1.49
	==========	==========	==========	==========

Weighted average diluted shares	1,557,726	1,550,110	1,557,519	1,551,954

Diluted earnings per common share	$0.27	$0.70	$0.79	$1.49
	==========	==========	==========	==========

Note 8

       Management has evaluated subsequent events through August 10, 2009, which is the date that the registrant's financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosures in these financial statements.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's 2008 Annual Report on Form 10-K and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the registrant's market areas, (vi) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any activity in the capital markets that would cause the registration to conclude that there was impairment of any asset including intangible assets, (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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
       The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to reflect estimated credit losses for specifically identified impaired loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The registrant's methodology of assessing the appropriateness of the allowance consists of several elements, which include the historical allowance and specific allowances as described below.
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
       Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred. In addition, every substandard or worse loan in excess of $250,000 and all loans classified as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OVERVIEW

       Total assets of the registrant grew approximately $7.3 million, or 1.2 percent, in the first six months of 2009. Growth in the first six months of 2009 slowed as compared to the last three quarters of 2008 reflecting deteriorating economic conditions and the registrant's decision to slow loan growth. This growth in assets was funded by an increase in deposits as total deposits increased $3.7 million, or 0.7 percent, as well as an increase in borrowings from the Federal Home Loan Bank of Cincinnati of $4.9 million in the second quarter of 2009.
       Net income decreased approximately $654,000 to $421,930, or $0.27 per diluted share, in the second quarter of 2009 as compared to $1,075,846, or $0.70 per diluted share during the same period of 2008. Net interest income increased approximately $744,000 in the second quarter of 2009 as compared to the same period of 2008. The registrant's provision for loan losses increased $1,085,000 in the second quarter of 2009 as compared to the same period of 2008 as deteriorating economic conditions continued to put stress on more of registrant's borrowers in the second quarter of 2009. FDIC insurance assessments increased $464,000 in the second quarter of 2009 as compared to the same period of 2008, reflecting the Bank's share of the FDIC's special assessment imposed on all financial institutions during the second quarter.
       Net income decreased $1,077,756 to $1,227,545, or $0.79 per diluted share, in the first six months of 2009 as compared to $2,305,301, or $1.49 per diluted share for the same period of 2008. Net interest income increased approximately $1,216,000 in the first six months of 2009 as compared to the same period of 2008. The registrant's provision for loan losses increased approximately $1,608,000 in the first six months of 2009 as compared to the same period of 2008 as deteriorating economic conditions continued to put stress on the registrant's borrowers in the first six months of 2009. Net charged-off loans totaled approximately $1,598,000 in the first six months of 2009, resulting in an annualized charge-off ratio of 0.82 percent as compared to net charge-offs of approximately $129,000 in the first six months of 2008, resulting in an annualized charge-off ratio of 0.08 percent. Nonaccrual loans increased to $10,189,000 at June 30, 2009 as compared to $279,000 at June 30, 2008 and $3,029,000 at December 31, 2008. Nonaccrual loans decreased approximately $3,651,000 from March 31, 2009 to June 30, 2009, primarily as a result of foreclosures on properties securing certain nonaccrual loans. These foreclosures led to an increase of approximately $4,045,000 in other real estate owned from March 31, 2009 to June 30, 2009, leading to total other real estate owned of $4,116,150 at June 30, 2009, as compared to $247,183 at December 31, 2008. The registrant expects total non-performing assets will continue at elevated levels throughout 2009. Net income in the first six months of 2009 was also negatively impacted by a $651,000 increase in FDIC deposit insurance premiums in the first six months of 2009, which included $276,000 for a special assessment, as compared to the same period of 2008. FDIC insurance premiums are anticipated to remain at elevated levels throughout 2009.

Results of Operations

       Net income of the registrant was $1,227,545 for the first six months of 2009. This amounted to a decrease of $1,077,756, or 46.8 percent, compared to the first six months of 2008.  For the three-month period ended June 30, 2009, net income was $421,930, a decrease of $653,916, or 60.8 percent, as compared to the three months ended June 30, 2008.
       Net interest income increased $744,149, or 16.6 percent, to $5,239,444 during the second quarter of 2009 as compared to $4,495,295 for the second quarter of 2008.  Total interest income decreased $369,287, or 4.5 percent, to $7,887,340 for the second quarter of 2009 as compared to $8,256,627 for the same period in 2008. The decrease in total interest income was due primarily to a decrease in the yields earned on the registrant's loans and investment securities as the general level of interest rates decreased in the second quarter of 2009 as compared to the second quarter of 2008. The registrant saw an increase in interest and fees on loans of $94,257 that was offset by a decrease on interest earned on investment securities of

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$416,269 in the second quarter of 2009 as compared to the second quarter of 2008. The increase in interest and fees on loans was the result of an increase in average loans outstanding of approximately $61.7 million that was offset by lower yields earned on loans in the second quarter of 2009 as compared to the same period of 2008. The decrease in interest on investment securities was primarily a result of a decrease in average yields earned on investment securities as well as a decrease in investment securities held of approximately $15.4 million in the second quarter of 2009 as compared to the second quarter of 2008.
       The increase in net interest income in the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to a decrease in total interest expense of $1,113,436, or 29.6 percent, to $2,647,896 for the second quarter of 2009 as compared to $3,761,332 for the same period in 2008. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the second quarter of 2009 as compared to the second quarter of 2008. The interest expense on time deposits decreased $964,023 in the second quarter of 2009 as compared to the second quarter of 2008 in spite of increased average balances of $7.7 million in time deposits in the second quarter of 2009 as compared to the second quarter of 2008. The decrease in interest expense on time deposits was primarily due to a decrease in average interest rates paid to 2.95 percent in the second quarter of 2009 as compared to 4.28 percent in the same period of 2008. The interest expense on savings and money market accounts decreased $127,160 in the second quarter of 2009 as the average balances held increased $0.7 million and the average interest rate paid fell to 0.82 percent in the second quarter of 2009 from 1.57 percent in the second quarter of 2008.
       Net interest income of the registrant for the six-month period ended June 30, 2009 increased by $1,215,631, or 13.8 percent, to $10,037,037 as compared to $8,821,406 for the six months ended June 30, 2008. Total interest income decreased $1,176,971, or 7.0 percent, for the first six months of 2009 as compared to the same period in 2008. This decrease was primarily the result of a $834,651 decrease in interest on investment securities. The decrease in interest on investment securities was primarily a result of a decrease in average yields earned on investment securities as well as a decrease in investment securities held of approximately $15.5 million in the first six months of 2009 as compared to same period of 2008. Also, interest and fees on loans decreased $165,077 for the first six months of 2009 as compared to the same period of 2008. The decrease in interest and fees on loans was primarily the result of a decrease in the average yield earned on loans that was partially offset by an increase in average loans outstanding of approximately $69.9 million for the first six months of 2009 as compared to the same period of 2008. Interest earned on federal funds sold and other balances decreased $171,347 primarily due to lower yields earned in the first six months of 2009 as compared to the same period in 2008.
       The increase in net interest income in the first six months of 2009 as compared to the same period in 2008 was primarily due to a decrease in total interest expense of $2,392,602, or 29.8 percent, to $5,649,883 for the first six months of 2009 as compared to $8,042,485 for the same period in 2008. The decrease in total interest expense was primarily caused by a $2,086,246 decrease in interest expense on time deposits for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease in interest expense on time deposits was primarily due to lower interest rates paid in the first six months of 2009 as compared to the same period of 2008. The average balance of time deposits increased $8.8 million while the average interest rate paid decreased to 3.16 percent in the first six months of 2009 as compared to 4.58 percent in the first six months of 2008. The interest expense on savings and money market accounts decreased $227,967 in the first six months of 2009 as the average balances held increased $5.5 million and the average interest rate paid fell to 0.88% from 1.67% in the first six months of 2009 as compared to the same period of 2008.
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
       Total non-interest income decreased $148,629, or 12.0 percent, to $1,093,879 for the three-month period ended June 30, 2009 as compared to $1,242,508 for the three-month period ended June 30, 2008. Much of the decrease in non-interest income was due to a $167,584 decrease in other income in the second

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

quarter of 2009 as compared to the second quarter of 2008. This decrease was primarily due to a large distribution received from the Morgan Keegan Mezzanine Fund, LLP ("MKMF") in which the registrant had a 1.9 percent limited partnership interest in the second quarter of 2008. The distribution included approximately $164,000 in income resulting from MKMF's sale of an investment. Income from service charges on deposit accounts decreased $57,099 and mortgage banking income decreased $40,311 in the second quarter of 2009 as compared to the second quarter of 2008. These decreases were partially offset by increases of $84,554 on the gain on sale of securities and $50,017 on income on company-owned life insurance in the second quarter of 2009 as compared to the second quarter of 2008.
       Total non-interest income decreased $236,361, or 10.4 percent, for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008. The decrease was primarily due to a $158,544 decrease in service charges on deposit accounts as well as a $135,502 decrease in other income and a $39,398 decrease in commissions and fees for the first six months of 2009 as compared to the first six months of 2008. The decrease in service charges on deposit accounts was primarily due to a decrease in overdraft fees charged on deposit accounts in the first six months of 2009 as compared to the same period of 2008. The decrease in other income in the first six months of 2009 as compared to the same period of 2008 was primarily due to the gain on the sale of an investment by MKMF discussed above. These decreases were partially offset by increases of $84,554 on the gain on the sale of securities and $52,885 on income on company-owned life insurance in the first six months of 2009 as compared to the same period of 2008.
       For the three-month period ended June 30, 2009, total non-interest expenses increased $493,094, or 12.1 percent, to $4,569,956 as compared to $4,076,862 for the three-month period ended June 30, 2008. Much of this increase was due to an increase of $446,689 in other operating expenses that was primarily due to an increase of approximately $464,000 in FDIC insurance premium expenses, including $276,000 for a special assessment, in the second quarter of 2009 as compared to the same period of 2008. Salaries and employee benefits also increased $98,909 in the second quarter of 2009 as compared to the same period of 2008. These increases were partially offset by a decrease of $63,597 in advertising and public relations expenses in the second quarter of 2009 as compared to the same period of 2008. The registrant expects that its FDIC premiums will continue to increase throughout 2009 when compared to the comparable periods in 2008.
       Non-interest expenses were also negatively impacted by a capital loss of $144,408 incurred in the second quarter of 2009 relating to the registrant's investment in common stock of Silverton Financial Services, Inc. ("Silverton") that was classified as an other asset on the registrant's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Company recorded a capital loss of $144, 408 to write-down the registrant's investment in Silverton to $0 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company has sufficient capital gains to offset the capital loss for federal and state income tax purposes.
       Total non-interest expenses increased $962,948, or 12.5 percent, to $8,650,462 for the six months ended June 30, 2009 as compared to $7,687,514 for the same period of 2008. Much of this increase was due to an increase of $679,499 in other operating expenses that was primarily due to an increase of approximately $651,000 in FDIC insurance premium expenses in the first six months of 2009 as compared to the same period of 2008. Salaries and employee benefits also increased $316,757 in the first six months of 2009 as compared to the same period of 2008. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing new offices in Huntsville and Athens that were opened in the first four months of 2008. These offices were fully staffed for the entire six-month period ended June 30, 2009, as compared to only part of the six-month period ended June 30, 2008. Also, occupancy expense increased $114,451 in the first six months of 2009 as compared to the second quarter of 2008 primarily due to the expenses associated with the Huntsville office that opened in January 2008 and the Athens office that opened in April 2008, as well as expenses associated with the renovation of the main office in Pulaski completed in the first quarter of 2009. These increased expenses were partially offset by a $113,199 decrease in advertising and public relations expenses in the first six months of 2009 as compared to the same period of 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12 percent to 0.50 percent of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments range from 0.07% to 0.78%, depending on an institution's risk classification and other factors. The registrant's regular FDIC insurance premiums are expected to increase between $600,000 and $700,000 in 2009 as compared to 2008.
       In addition, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on total assets less Tier I capital at June 30, 2009. The FDIC may impose additional 5 basis point emergency assessments on insured depository institutions based on total assets less Tier I capital at September 30, 2009 and December 31, 2009. The registrant incurred approximately $276,000 in special assessments from the FDIC in the second quarter of 2009 which are reflected in other expenses in the registrant's income statement for the periods ended June 30, 2009.
       The provision for loan losses for the three months ended June 30, 2009, increased $1,085,000 to $1,450,000 from $365,000 over the same period of 2008. For the six-month period ended June 30, 2009, the provision for loan losses increased $1,607,702 to $2,177,702, from $570,000 over the same period of 2008.  The size of the provision for loan losses in 2009 primarily reflected the effects of weaker local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio. The provision for loan losses is likely to continue at elevated levels for the remainder of 2009 due to continuing deteriorating economic conditions that are forecasted through the end of the year. If economic conditions or the real estate market deteriorates beyond management's current expectations, the provision for loan losses would likely be negatively impacted and additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended June 30, 2009, income before taxes decreased $982,574 or 75.8 percent, to $313,367 as compared to $1,295,941 for the three months ended June 30, 2008.  Applicable income taxes decreased $328,658, or 149.3 percent, for the three-month period ended June 30, 2009 as compared to the same period in 2008. The decline in the effective tax rate for the three-month period ended June 30, 2009 was primarily a result of reduced income before taxes in the quarter ended June 30, 2009 while tax fee income proportionally increased, leading to an income tax benefit in the second quarter of 2009.
       For the six-month period ended June 30, 2009, income before taxes decreased $1,591,380, or 56.0 percent, to $1,250,147 as compared to $2,841,527 for the six-month period ended June 30, 2008. Applicable income taxes decreased $513,624, or 95.8 percent, for the six months ended June 30, 2009 as compared to the same period of 2008. The decrease in applicable income taxes in the six months ended June 30, 2009 as compared to the same period of 2008 was primarily a result of reduced income before taxes in the quarter ended June 30, 2009 while tax fee income proportionally increased.
       On a basic, weighted average per share basis, net income was $0.27 per share based on 1,555,011 weighted shares outstanding for the three months ended June 30, 2009 as compared to $0.70 per share based on 1,544,810 weighted shares outstanding for the same period of 2008. On a fully diluted basis, net income per share was $0.27 for the three months ended June 30, 2009 on 1,557,726 weighted shares outstanding as compared to $0.70 on 1,550,110 weighted shares outstanding for the same period of 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       On a basic, weighted average per share basis, net income was $0.79 per share based on 1,554,472 weighted shares outstanding for the first six months of 2009 as compared to $1.49 per share on 1,546,731 weighted shares outstanding for the first six months of 2008. On a fully diluted basis, net income per share was $0.79 for the first six months of 2009 on 1,557,519 weighted shares outstanding as compared to $1.49 on 1,552,129 weighted shares outstanding for the first six months of 2008.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the six months ended June 30, 2009 (annualized) and for the year ended December 31, 2008.

	For the six months ended	For year ended
	June 30, 2009 (annualized)	December 31, 2008
Return on assets	0.42%	0.62%
Return on equity	4.91%	6.92%

Financial Condition

       The registrant's total assets increased 1.2 percent to $599,645,448 during the six months ended June 30, 2009, from $592,303,208 at December 31, 2008. Total loans were $391,345,370 at June 30, 2009, a 1.4 percent decrease compared to $396,926,068 at December 31, 2008. Securities available-for-sale increased to $145,816,602 at June 30, 2009 from $136,651,867 at December 31, 2008.   At June 30, 2009, there was an unrealized gain on available-for-sale securities, net of tax, of $610,920, as compared to an unrealized gain on available-for-sale securities, net of tax, of $965,798 at December 31, 2008.
       Total liabilities increased by 1.4 percent to $549,050,468 at June 30, 2009, compared to $541,270,340 at December 31, 2008. This increase was primarily due to a $4,392,955, or 6.3 percent, increase in non-interest bearing deposits and a $4,880,893 increase in other borrowed funds at June 30, 2009 as compared to December 31, 2008.
       Non-performing assets increased to approximately $14,408,000 at June 30, 2009 as compared to approximately $3,278,000 at December 31, 2008.  The increase in non-performing assets at June 30, 2009 as compared to December 31, 2008, was primarily due to increases in non-accrual loans, particularly commercial real estate loans, one-to-four family real estate loans, and real estate construction and development loans as well as an increase in other real estate owned. Non-performing assets at June 30, 2009 included $4,116,150 in other real estate owned, $10,189,133 in non-accrual loans, and $102,551 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were no restructured loans at June 30, 2009.  At December 31, 2008, the corresponding amounts were $247,183 in other real estate owned, $3,028,882 in non-accrual loans, $2,001 in loans past due 90 days or more and accruing interest, with no loans restructured. The allowance for loan losses was 56.9% of the balance of nonaccrual loans at June 30, 2009 as compared to 172.3% at December 31, 2008.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2009 if the above nonaccrual loans had been current in accordance with their original terms was approximately $520,000.
      Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2009, there were approximately $12,981,000 in loans that were classified as "substandard" and accruing interest.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

This compares to approximately $8,368,000 in loans that were classified as "substandard" and accruing interest as of June 30, 2008 and $11,457,000 of such loans at December 31, 2008.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (36 percent of total loans) and 1-4 family residential loans (23 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (51 percent of total risk-based capital), loans secured by subdivision land (37 percent of total risk-based capital), loans secured by new single family housing construction (36 percent of total risk-based capital), loans to religious organizations (32 percent of risk-based capital), loans secured by hotel and motel properties (31 percent of total risk-based capital), loans to lessors of nonresidential buildings (30 percent of total risk-based capital) and loans to gasoline stations with convenience stores (29 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the six months ended June 30, 2009, the registrant had net loan charge-offs of approximately $1,598,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.82 percent (annualized). This compares to net charge-offs of approximately $129,000 for the six months ended June 30, 2008 for a net charge-off ratio of 0.08 percent (annualized). Management expects that net loan charge-offs and provision expense for loan losses for the third and fourth quarters of 2009 are likely to be similar to or greater than comparable periods in 2008 due to continuing weakening economic conditions.
     The total allowance for loan losses increased to $5,799,536 as of June 30, 2009 from $5,219,956 as of December 31, 2008. The ratio of the allowance for loan losses to total loans outstanding was 1.48 percent at June 30, 2009 as compared to 1.32 percent at December 31, 2008. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $465,908 between December 31, 2008 and June 30, 2009.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $11,508,000 at June 30,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

2009, representing 8.0 percent of the registrant's investment portfolio as compared to $12,808,000, or 8.4 percent, one year earlier and $11,690,000, or 8.6 percent, at December 31, 2008. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At June 30, 2009, the registrant had approximately $142,611,000 in loans maturing within one year. The registrant had $3,940,000 in federal funds sold at June 30, 2009, compared to $11,686,000 as of December 31, 2008. The registrant also increased its cash and due from banks approximately $8,212,000 from December 31, 2008 to June 30, 2009.
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

	Amount at
	June 30, 2009	December 31, 2008
Commitments to extend credit	$58,515,917	$60,767,469
Standby letters of credit	2,394,644	3,558,784
Mortgage loans sold with repurchase
requirements outstanding	1,969,174	3,234,873

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2009, the registrant had total borrowings of $8,272,415 and had approximately $23,635,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At June 30, 2009, the registrant had no federal funds purchased and had $25,000,000 in additional federal funds lines available from correspondent banks.
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
       Management believes, as of June 30, 2009 and December 31, 2008, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of June 30, 2009 and December 31, 2008.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of June 30, 2009
Total Capital to risk weighted assets
FPNC	$55,567	12.45%	$35,712	>	8.00%	N/A
FNB	54,694	12.25	35,706	>	8.00	44,632	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	49,984	11.20	17,856	>	4.00	N/A
FNB	49,111	11.00	17,853	>	4.00	26,779	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	49,984	8.40	23,793	>	4.00	N/A
FNB	49,111	8.26	23,790	>	4.00	29,737	>	5.00

As of December 31, 2008
Total Capital to risk weighted assets
FPNC	$55,364	12.36%	$35,824	>	8.00%	N/A
FNB	54,490	12.17	35,817	>	8.00	44,771	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,067	11.18	17,912	>	4.00	N/A
FNB	49,193	10.99	17,909	>	4.00	26,863	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,067	8.51	23,532	>	4.00	N/A
FNB	49,193	8.36	23,528	>	4.00	29,410	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of June 30, 2009, a -200 basis point rate shock was estimated to decrease net interest income approximately $1,460,000, or 6.8 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $618,000, or 2.9 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 5.0 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.6 percent, both well within the policy guidelines. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2009.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 4. Controls and Procedures.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

      None

PART II - OTHER INFORMATION
____________________________________________

Item 4.  Submission of Matters to a Vote of Security Holders.

       At the annual meeting of stockholders on April 30, 2009, there were 954,895 shares represented. The number of shares required for a quorum was 777,154. Of the 954,895 shares represented at the meeting, the following votes were given with respect to the election of registrant's directors.

	For	Withheld	Broker non-votes
David E. Bagley	954,727	168	0
James K. Blackburn, IV	954,727	168	0
Wade Boggs	928,861	26,034	0
James H. Butler	928,861	26,034	0
William Lyman Cox	952,065	2,830	0
Gregory G. Dugger	954,727	168	0
Charles D. Haney	954,727	168	0
Donald A. Haney	951,865	3,030	0
Mark A. Hayes	945,926	8,969	0
Linda Lee Rogers	954,727	168	0
R. Whitney Stevens, Jr.	954,727	168	0
Larry K. Stewart	952,831	2,064	0
Bill Yancey	952,727	168	0

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 10, 2009                                             /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  August 10, 2009                                             /s/Tracy Porterfield
                                                                                Tracy Porterfield, Chief Financial Officer

Exhibit Index

Exhibit 31.1    Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2    Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes-Oxley Actof 2002.
Exhibit 32.1    Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.
Exhibit 32.2    Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.