Form 10-Q
period 2009-09-30
FIRST PULASKI NATIONAL CORP
filed 2009-11-09
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2009

or

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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, $1.00 par value -- 1,560,937 shares outstanding as of November 1, 2009.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
Cash and due from banks	$24,290,506	$12,490,928
Federal funds sold	3,190,000	11,686,000
Cash and cash equivalents	27,480,506	24,176,928

Interest bearing balances with banks	540,013	535,508
Securities available for sale	151,675,669	136,651,867

Loans
Loans held for sale	1,967,560	1,638,320
Loans net of unearned income	383,719,420	396,926,068
Allowance for loan losses	(6,670,340)	(5,219,956)
Total net loans	379,016,640	393,344,432

Bank premises and equipment	18,446,092	17,660,834
Accrued interest receivable	4,178,518	4,598,027
Other real estate	9,381,475	247,183
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	9,935,998	9,274,734
Prepayments and other assets	4,482,310	4,287,195
TOTAL ASSETS	$606,663,721	$592,303,208
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$78,840,004	$69,672,714
Interest bearing balances	461,185,124	460,824,543
Total deposits	540,025,128	530,497,257

Securities sold under repurchase agreements	1,646,505	1,724,058
Other borrowed funds	8,211,608	3,391,522
Accrued interest payable	1,691,533	2,300,461
Other liabilities	3,157,361	3,357,042

TOTAL LIABILITIES	554,732,135	541,270,340

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,558,087 and 1,551,407 shares issued and outstanding, respectively	1,558,087	1,551,407
Capital surplus	989,514	649,985
Retained earnings	47,644,215	47,865,678
Accumulated other comprehensive income, net	1,739,770	965,798

TOTAL SHAREHOLDERS' EQUITY	51,931,586	51,032,868

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$606,663,721	$592,303,208
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Loans, including fees	$6,662,205	$6,842,764	$19,801,461	$20,147,097
Investment securities	1,190,038	1,495,145	3,671,785	4,811,543
Federal funds sold and other	8,621	59,493	23,771	245,990
Dividends	20,753	22,725	71,520	79,388
Total interest income	7,881,617	8,420,127	23,568,537	25,284,018

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	114,166	223,106	336,824	523,482
Savings & MMDAs	157,325	310,138	456,436	837,216
Time	2,084,578	2,844,260	7,096,331	9,942,259
Repurchase agreements	6,488	10,779	19,333	30,883
Borrowed funds	78,767	45,604	182,283	142,532
Total interest expense	2,441,324	3,433,887	8,091,207	11,476,372

NET INTEREST INCOME	5,440,293	4,986,240	15,477,330	13,807,646

Provision for loan losses	1,700,000	500,000	3,877,702	1,070,000

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,740,293	4,486,240	11,599,628	12,737,646

NON-INTEREST INCOME:
Service charges on deposit accounts	597,972	637,723	1,691,761	1,890,056
Commissions and fees	82,794	108,505	248,966	314,075
Other service charges and fees	118,067	113,337	352,375	347,973
Income on company-owned life insurance	102,517	73,246	302,264	220,108
Mortgage banking income	123,451	115,621	358,992	372,313
Gain on the sale of securities	0	23,982	84,554	23,982
Gain on sale of other assets	11,804	4,099	2,707	13,879
Other income	60,921	12,029	97,181	183,791
Total non-interest income	1,097,526	1,088,542	3,138,800	3,366,177

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,200,326	$2,152,647	$6,913,425	$6,548,989
Occupancy expense, net	443,247	374,280	1,309,918	1,126,500
Furniture and equipment expense	191,819	210,935	563,143	578,106
Advertising and public relations	116,690	174,311	387,568	558,388
Impairment of available for sale securities
and other equity investments	0	1,661,600	144,408	1,844,721
Other operating expenses	1,166,470	762,760	3,450,552	2,367,343
Total non-interest expense	4,118,552	5,336,533	12,769,014	13,024,047

Income before taxes	719,267	238,249	1,969,414	3,079,776
Applicable income tax expense (benefit)	67,262	(70,939)	89,864	465,287

NET INCOME	$652,005	$309,188	$1,879,550	$2,614,489
	==========	==========	==========	==========

Earnings per common share:
Basic	$0.42	$0.20	$1.21	$1.69
Diluted	$0.42	$0.19	$1.21	$1.68

Dividends per common share	$0.45	$0.45	$1.35	$1.35

Weighted basic average
shares for period	1,558,499	1,551,317	1,555,829	1,548,270
Weighted diluted average
shares for period	1,562,002	1,555,723	1,559,370	1,553,816

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2009

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (loss)	Total

Balance, December 31, 2008	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868

Comprehensive income:
Net Income			1,879,550		1,879,550

Reclassification adjustment
for gains included in net
income, net of tax				(52,178)	(52,178)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				826,150	826,150

Comprehensive income					2,653,522

Cash Dividends
($1.35 per share)			(2,101,013)		(2,101,013)

Compensation expense for
restricted stock		101,063			101,063

Tax benefit arising from exercise
of director stock options		5,896			5,896

Exercise of stock options	725	23,750			24,475

Issuance of common stock	5,955	208,820			214,775

Balance, September 30, 2009	$1,558,087	$989,514	$47,644,215	$1,739,770	$51,931,586
	===========	===========	============	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,879,550	$2,614,489
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	3,877,702	1,070,000
Depreciation of premises and equipment	678,502	600,148
Amortization and accretion of investment securities, net	460,759	218,046
Deferred income tax benefit	(865,604)	(1,154,617)
Gain on sale of other assets	(2,707)	(13,879)
Security gains, net	(84,554)	(23,982)
Stock-based compensation expense	101,063	92,125
Federal Home Loan Bank stock dividend	-	(59,400)
Loans originated for sale	(16,641,678)	(16,736,468)
Proceeds from sale of loans	16,671,430	16,767,701
Gain on sale of loans	(358,992)	(372,313)
Impairment of available for sale securities and other equity investments	144,408	1,844,721
Increase in cash surrender value of life insurance	(302,264)	(220,108)
Decrease in accrued interest receivable	419,509	292,138
Decrease (increase) in prepayments/other assets	45,037	(307,949)
Decrease in accrued interest payable	(608,928)	(1,119,750)
Decrease in accrued taxes	(509,437)	(7,394)
Increase in other liabilities	309,755	195,064
Net cash from operating activities	5,213,551	3,678,572

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	48,747,206	54,832,812
Proceeds from sale of investment securities	5,745,122	8,452,672
Purchase of investment securities available for sale	(68,637,318)	(58,004,739)
Increase in interest bearing balances with banks	(4,505)	(9,691)
Net decrease (increase) in loans	1,042,036	(69,184,450)
Purchase of company-owned life insurance	(359,000)	-
Capital expenditures	(1,464,551)	(5,351,178)
Proceeds from sale of other assets	606,500	683,940
Net cash used by investing activities	(14,324,510)	(68,580,634)

Cash flows from financing activities:
Proceeds from borrowings	5,000,000	2,068,000
Net increase in deposits	9,527,871	50,945,079
Cash dividends paid	(2,101,013)	(2,090,893)
Proceeds from exercise of stock options, including tax benefit	30,371	115,101
Proceeds from issuance of common stock	214,775	250,470
Payments to repurchase common stock	-	(352,550)
(Decrease) increase in securities sold under repurchase agreements	(77,553)	5,576
Borrowings repaid	(179,914)	(184,750)
Net cash from financing activities	12,414,537	50,756,033

Net increase (decrease) in cash and cash equivalents	3,303,578	(14,146,029)
Cash and cash equivalents at beginning of period	24,176,928	27,366,523
Cash and cash equivalents at end of period	$27,480,506	$13,220,494
	============	============
Supplemental noncash disclosures
Transfers from loans to real estate owned	9,737,294	224,555

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

Note 2.

       Accounting Standards Codification ("ASC") Sections 718 and 505 require the measurement, at the date of the grant, of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized based upon the fair value of the awards over the vesting period for each award. The compensation cost associated with awards granted prior to January 1, 2006 is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures, which were required prior to the adoption of these standards.
       Bank employees may be granted options, restricted shares or rights to purchase shares of the registrant's common stock under the registrant's equity incentive and employee stock purchase plans.
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and 2,822 shares were sold under the 1994 Plan during the first nine months of 2009.
       As there are no unvested stock options as of January 1, 2009, and no stock options were granted in the first nine months of 2009, there was no share-based compensation expense or tax benefit recorded in the first nine months of 2009 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the previously issued restricted shares. In addition there were no unrecognized compensation costs related to stock options at September 30, 2009.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2008 fiscal year and the first nine months of 2009:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2008	17,252	$39.67

Granted	-	-
Exercised	(7,527)	32.66
Expired	-	-
Outstanding December 31, 2008	9,725	$45.09
	=========	=============
Exercisable December 31, 2008	9,725	$45.09
	=========	=============

Outstanding December 31, 2008	9,725	$45.09
Granted	-	-
Exercised	(725)	33.76
Expired	-	-
Outstanding September 30, 2009	9,000	$46.00
	=========	=============
Exercisable September 30, 2009	9,000	$46.00
	=========	=============

       The aggregate intrinsic value of outstanding options shown in the table at September 30, 2009 was approximately $81,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to September 30, 2009. The weighted average remaining term of the stock options in the table above was 3.4 years as of September 30, 2009.
       Cash received from the exercise of stock options during the nine months ended September 30, 2009 and 2008 was $24,475 and $240,189, respectively. The total intrinsic value of stock options exercised was $15,400 and $163,794, respectively, for the nine months ended September 30, 2009 and 2008.
       At September 30, 2009, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first nine months of 2009 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the nine months ended September 30, 2009, the registrant recognized $101,063 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the nine months ended September 30, 2009 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	10,600	$55.00
Granted	-	55.00
Vested	(2,050)	55.00
Forfeited	-	-

Nonvested at September 30, 2009	8,550	$55.00
	==========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At September 30, 2009, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

Recent Accounting Pronouncements:
       In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities in ASC 320-10-65-65. According to the amendment, an entity is required to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The registrant adopted this standard in the second quarter of 2009 and its adoption did not have a material effect on the registrant's results of operations or financial position.
       In April 2009, the FASB issued additional guidance in ASC 820-10, related to Fair Value Measurements and Disclosures. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.
       In April 2009, the FASB amended existing guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard in the second quarter of 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 6.
       In May 2009, the FASB issued ASC 855-10 which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for the date. This standard is effective for interim and annual periods ending after June 15, 2009. The standard was effective for the registrant as of June 30, 2009. The adoption of this standard did not have a material impact on our financial condition, results of operations or disclosures.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at September 30, 2009 were as follows:

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
U.S. Treasury securities	$102,565	$2,904	$-	$105,469
U.S. Government sponsored agencies	$81,423,306	735,832	87,300	82,071,838
Obligations of states and
political subdivisions	$51,120,921	1,755,129	31,929	52,844,121
Mortgage-backed securities-residential	$15,645,860	406,240	18,009	16,034,091
Corporate debt securities	$500,000	-	8,650	491,350
Total debt securities	148,792,652	2,900,105	145,888	151,546,869
Equity Securities	66,400	62,400	-	128,800
Total	$148,859,052	$2,962,505	$145,888	$151,675,669
	===========	===========	===========	===========

       The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Available
		for Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,512,452	$11,610,241
Due after one year through five years	93,478,543	95,141,294
Due after five years through ten years	27,265,797	27,857,389
Due after ten years	890,000	903,854
Mortgage-backed-residential	15,645,860	16,034,091
TOTAL	$148,792,652	$151,546,869
	============	============

       Securities with unrealized losses at September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
Sponsored Agencies	$13,320,700	$76,878	$509,050	$10,422	$13,829,750	$87,300
Obligations of States and
Political Subdivisions	832,253	4,317	232,388	27,612	1,064,641	31,929
Mortgage-backed securities
- residential	3,609,116	18,009	-	-	3,609,116	18,009
Corporate Bonds	-	-	491,350	8,650	491,350	8,650
Total Temporarily Impaired
Securities	$17,762,069	$99,204	$1,232,788	$46,684	$18,994,857	$145,888
	==========	========	==========	========	==========	========

       Proceeds from sales of securities available for sale were $0 and $8,452,672 for the three months ended September 30, 2009 and 2008, respectively, and $5,745,122 and $8,452,672 for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $91,982 and $32,194 and gross losses of $7,428 and $8,212 were realized on these sales for the first nine months of 2009 and 2008, respectively.
       The registrant evaluated its investment in preferred stock issued by the Federal National Mortgage Association ("Fannie Mae") for other-than-temporary impairment as of September 30, 2008. The registrant

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

recognized a $1,661,600 non-cash impairment charge for the other-than temporary decline in fair value of the Fannie Mae preferred stock for the quarter ended September 30, 2008, bringing the total other-than temporary impairment charge related to Fannie Mae preferred stock to $1,844,721  for the nine months ended September 30, 2008.
       Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments - Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
       When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
       As of September 30, 2009, the registrant's security portfolio consisted of 338 securities, 25 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government sponsored agencies and obligations of state and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
       The Company held common stock in Silverton Financial Services, Inc. ("Silverton") in the amount of $144,408 that was classified as an other asset on the Company's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Company recorded a capital loss of $144, 408 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company has sufficient capital gains to offset the capital loss for federal income tax purposes.
       The Company had a 1.5% limited partnership interest in the Morgan Keegan Mezzanine Fund, LLP. This investment is accounted for under the equity method of accounting since it is a partnership.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at September 30, 2009 and December 31, 2008 were as follows:

		September 30,	December 31,
		2009	2008
	Construction and land development	$48,388,532	$55,484,202
	Commercial and industrial	39,374,619	34,120,024
	Agricultural	6,912,301	7,641,762
	Real estate loans secured by:
	Farmland	35,341,771	35,923,454
	Residential property	92,361,806	91,757,578
	Nonresidential, nonfarm	128,603,245	137,748,507
	Consumer	26,311,926	26,668,337
	Other loans	8,773,977	9,671,625
	Subtotal	386,068,177	399,015,489
Less:	Net deferred loan fees	(381,197)	(451,101)
	Allowance for loan losses	(6,670,340)	(5,219,956)
	Loans, net	$379,016,640	$393,344,432
		============	============

       Activity in the allowance for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine months ended September 30,
	2009	2008
Beginning balance	$5,219,956	$3,467,019
Provision for loan losses	3,877,702	1,070,000
Loans charged-off	(2,536,780)	(272,939)
Recoveries	109,462	136,117
Ending balance	$6,670,340	$4,400,197
	============	============

Note 6

       ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2009 using			December 31, 2008 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$105,469		$105,469
Obligations of U.S. Government
Sponsored Agencies	$82,071,838		$82,071,838
Obligations of States and
Political Subdivisions	$52,844,121		$52,844,121
Mortgage-backed securities
- residential	$16,034,091		$16,034,091
Corporate Bonds	$491,350		$491,350
Equity securities	$128,800	$128,800
Total	$151,675,669	$128,800	$151,546,869	$136,651,867	$66,400	$136,585,467
	===========	===========	============	===========	===========	============

Assets Measured on a Non-Recurring Basis

	Fair Value	Fair Value
	Measurements at	Measurements at
	September 30, 2009	December 31, 2008
	Using	Using
	Significant	Significant
	Unobservable	Unobservable
	Inputs	Inputs
	(Level 3)	(Level 3)
Assets:
Impaired loans	$4,705,617	$2,775,164

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

     Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,500,849, with a valuation allowance of $795,231, resulting in an additional provision for loan losses of $437,898 for the period.
     Carrying amount and estimated fair values of financial instruments at September 30, 2009 were as follows:

	September 30, 2009
	(In thousands)
	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$27,481	$27,481
Securities	151,676	151,676
Loans, net	379,017	374,965
Federal Home Loan Bank stock	1,527	N/A
Accrued interest receivable	4,179	4,179

Financial liabilities:
Deposits	540,025	541,838
Securities sold under repurchase agreements	1,647	1,647
Other borrowed funds	8,212	8,525
Accrued interest payable	1,692	1,692

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

Note 7

       ASC 260-10 is effective for years beginning after December 15, 2008 and interim periods within those years and changes how earnings per share ("EPS") is computed for certain share-based awards. All prior EPS calculations presented are to be retrospectively changed to conform with this presentation.
       This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in Section 45 of ASC 260-10.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$652,005	$309,188	$1,879,550	$2,614,489
Less dividends paid:
Common stock	700,651	697,871	2,097,705	2,087,743
Unvested restricted shares	1,103	1,103	3,308	3,150
	701,754	698,974	2,101,013	2,090,893
Undistributed earnings	(49,749)	(389,786)	(221,463)	523,596
	==========	==========	==========	==========

Weighted average shares outstanding	1,556,049	1,548,867	1,553,379	1,545,937
Unvested restricted shares	2,450	2,450	2,450	2,333
	1,558,499	1,551,317	1,555,829	1,548,270

Basic EPS amounts
	Common Stock and Unvested		Common Stock and Unvested
	Share-Based Payment Awards		Share-Based Payment Awards
	2009	2008	2009	2008
Distributed earnings	$0.45	$0.45	$1.35	$1.35
Undistributed earnings	(0.03)	(0.25)	(0.14)	0.34
	$0.42	$0.20	$1.21	$1.69
	==========	==========	==========	==========

Weighted average diluted shares	1,562,002	1,555,723	1,559,370	1,553,816

Diluted earnings per common share	$0.42	$0.19	$1.21	$1.68
	==========	==========	==========	==========

Note 8

       Management has evaluated subsequent events through the time of filing the 10Q report on November 9, 2009, which is the date that the registrant's financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosures in these financial statements.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's 2008 Annual Report on Form 10-K and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the registrant's market areas, (vi) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any activity in the capital markets that would cause the registrant to conclude that there was impairment of any asset including intangible assets, (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OVERVIEW

       Total assets of the registrant grew approximately $14.4 million, or 2.4 percent, in the first nine months of 2009. Growth in the first nine months of 2009 slowed as compared to the last three quarters of 2008 reflecting deteriorating economic conditions and the registrant's decision to slow loan growth. This growth in assets was funded by an increase in deposits as total deposits increased $9.5 million, or 1.8 percent, as well as an increase in borrowings from the Federal Home Loan Bank of Cincinnati of $4.8 million from December 31, 2008 to September 30, 2009.
       Net income increased $342,817 to $652,005, or $0.42 per diluted share, in the third quarter of 2009 as compared to $309,188, or $0.19 per diluted share, during the same period of 2008. The increase in net income in the third quarter of 2009 as compared to the same period of 2008 was primarily due to write-down of the registrant's investment in Fannie Mae preferred stock securities of $1,661,600 in the third quarter of 2008. Net interest income increased approximately $454,000 in the third quarter of 2009 as compared to the same period of 2008 as net interest margin improvements were made during the first nine months of 2009. The registrant's provision for loan losses increased $1,200,000 in the third quarter of 2009 as compared to the same period of 2008 as deteriorating economic conditions continued to put stress on more of registrant's borrowers in the third quarter of 2009. Expenses related to other real estate owned increased approximately $182,000 and FDIC insurance assessments increased approximately $154,000 in the third quarter of 2009 as compared to the same period of 2008.
       Net income decreased $734,939 to $1,879,550, or $1.21 per diluted share, in the first nine months of 2009 as compared to $2,614,489, or $1.68 per diluted share, for the same period of 2008. Net interest income increased approximately $1,670,000 in the first nine months of 2009 as compared to the same period of 2008 as the net interest margin increased to 3.89 percent in the first nine months of 2009 from 3.81 percent for same period of 2008. The registrant's provision for loan losses increased approximately $2,808,000 in the first nine months of 2009 to $3,877,702 as compared to $1,070,000 for the same period of 2008 as deteriorating economic conditions continued to put stress on the registrant's borrowers in the first nine months of 2009. Net charged-off loans totaled approximately $2,427,000 in the first nine months of 2009, resulting in an annualized charge-off ratio of 0.85 percent as compared to net charge-offs of approximately $137,000 in the first nine months of 2008, an annualized charge-off ratio of 0.05 percent. Nonaccrual loans increased to approximately $9,381,000 at September 30, 2009 as compared to approximately $519,000 at September 30, 2008 and approximately $3,029,000 at December 31, 2008. Nonaccrual loans decreased approximately $808,000 from June 30, 2009 to September 30, 2009, primarily as a result of foreclosures on properties securing certain nonaccrual loans. These foreclosures led to an increase of approximately $5,265,000 in other real estate owned from June 30, 2009 to September 30, 2009, leading to total other real estate owned of $9,381,475 at September 30, 2009, as compared to $247,183 at December 31, 2008. The registrant expects total non-performing assets will continue at elevated levels for the remainder of 2009 and into 2010. Net income in the first nine months of 2009 was also negatively impacted by an approximately $790,000 increase in FDIC deposit insurance premiums, which included approximately $275,000 for a special assessment and an approximately $249,000 increase in expenses related to other real estate owned in the first nine months of 2009, as compared to the same period of 2008. Both FDIC insurance premiums and expenses related to other real estate owned are anticipated to remain at elevated levels for the remainder of 2009 and into 2010.

Results of Operations

       Net income of the registrant was $1,879,550 for the first nine months of 2009. This amounted to a decrease of $734,939, or 28.1 percent, compared to the first nine months of 2008.  For the three-month period ended September 30, 2009, net income was $652,005, an increase of $342,817, or 110.9 percent, as compared to the three months ended September 30, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net interest income increased $454,053, or 9.1 percent, to $5,440,293 during the third quarter of 2009 as compared to $4,986,240 for the third quarter of 2008.  Total interest income decreased $538,510, or 6.4 percent, to $7,881,617 for the third quarter of 2009 as compared to $8,420,127 for the same period in 2008. The decrease in total interest income was due primarily to a decrease in the yields earned on the registrant's loans and investment securities as the general level of interest rates decreased in the third quarter of 2009 as compared to the second quarter of 2008. The registrant saw a decrease in interest and fees on loans of $180,559 and a decrease in interest earned on investment securities of $305,107 in the third quarter of 2009 as compared to the third quarter of 2008. The decrease in interest and fees on loans was the result of an increase in average loans outstanding of approximately $14.2 million that was offset by a decrease in yields earned on loans in the third quarter of 2009 as compared to the same period of 2008. The decrease in interest on investment securities was primarily a result of a decrease in average yields earned on investment securities as well as a decrease in average investment securities held of approximately $0.8 million in the third quarter of 2009 as compared to the third quarter of 2008.
       The increase in net interest income in the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to a decrease in total interest expense of $992,563, or 28.9 percent, to $2,441,324 for the third quarter of 2009 as compared to $3,433,887 for the same period in 2008. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the third quarter of 2009 as compared to the third quarter of 2008. The interest expense on time deposits decreased $759,682 in the third quarter of 2009 as compared to the third quarter of 2008 in spite of increased average balances of $3.3 million in time deposits in the third quarter of 2009 as compared to the third quarter of 2008. The decrease in interest expense on time deposits was primarily due to a decrease in average interest rates paid to 2.63 percent in the third quarter of 2009 as compared to 3.62 percent in the same period of 2008. The interest expense on savings and money market accounts decreased $152,813 in the third quarter of 2009 as the average balances held increased $0.3 million and the average interest rate paid fell to 0.83 percent in the third quarter of 2009 from 1.64 percent in the third quarter of 2008. The interest expense on NOW accounts decreased $108,940 in the third quarter of 2009 as compared to the same period of 2008 as the average balances held increased $13.8 million and the average interest rate paid fell to 0.61 percent in the third quarter of 2009 as compared to the same period of 2008.
       Net interest income of the registrant for the nine-month period ended September 30, 2009 increased by $1,669,684, or 12.1 percent, to $15,477,330 as compared to $13,807,646 for the nine months ended September 30, 2008. Total interest income decreased $1,715,481, or 6.8 percent, for the first nine months of 2009 as compared to the same period in 2008. This decrease was primarily the result of a $1,139,758 decrease in interest on investment securities. The decrease in interest on investment securities was primarily a result of a decrease in average yields earned on investment securities as well as a decrease in average investment securities held of approximately $10.6 million in the first nine months of 2009 as compared to same period of 2008. Also, interest and fees on loans decreased $345,636 for the first nine months of 2009 as compared to the same period of 2008. The decrease in interest and fees on loans was primarily the result of a decrease in the average yield earned on loans that was partially offset by an increase in average loans outstanding of approximately $51.1 million for the first nine months of 2009 as compared to the same period of 2008. Interest earned on federal funds sold and other balances decreased $222,219 primarily due to lower yields earned in the first nine months of 2009 as compared to the same period in 2008.
       The increase in net interest income in the first nine months of 2009 as compared to the same period in 2008 was primarily due to a decrease in total interest expense of $3,385,165, or 29.5 percent, to $8,091,207 for the first nine months of 2009 as compared to $11,476,372 for the same period in 2008. The decrease in total interest expense was primarily caused by a $2,845,928 decrease in interest expense on time deposits for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease in interest expense on time deposits was primarily due to lower interest rates paid in the first nine months of 2009 as compared to the same period of 2008. The average balance of time deposits increased $6.9 million while the average interest rate paid decreased to 2.98 percent in the first nine months of 2009 as compared to 4.27 percent in the first nine months of 2008. The interest expense on savings and money market accounts

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

decreased $380,780 in the first nine months of 2009 as the average balances held increased $3.8 million and the average interest rate paid fell to 0.86% from 1.66% in the first nine months of 2009 as compared to the same period of 2008.
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
       Total non-interest income increased $8,984, or 0.8 percent, to $1,097,526 for the three-month period ended September 30, 2009 as compared to $1,088,542 for the three-month period ended September 30, 2008. Much of the increase in non-interest income was due to a $48,892 increase in other income and a $29,271 increase in income on company-owned life insurance in the third quarter of 2009 as compared to the third quarter of 2008. The increase in other income was primarily a result of rental income received on certain properties taken into other real estate owned in 2009. These increases were partially offset by decreases of $39,751 in income from service charges on deposit accounts, $25,711 in commission and fees and $23,982 in gains on the sale of securities in the third quarter of 2009 as compared to the same period of 2008.
       Total non-interest income decreased $227,377, or 6.8 percent, for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008. The decrease was primarily due to a $198,295 decrease in service charges on deposit accounts as well as an $86,610 decrease in other income and a $65,109 decrease in commissions and fees for the first nine months of 2009 as compared to the first nine months of 2008. The decrease in service charges on deposit accounts was primarily due to a decrease in overdraft fees charged on deposit accounts in the first nine months of 2009 as compared to the same period of 2008. The decrease in other income in the first nine months of 2009 as compared to the same period of 2008 was primarily due to a large distribution received from the Morgan Keegan Mezzanine Fund, LLP ("MKMF") in which the registrant had a 1.9 percent limited partnership interest in the second quarter of 2008. The distribution included approximately $164,000 in income resulting from MKMF's sale of an investment in the second quarter of 2008. These decreases were partially offset by increases of $82,156 on income on company-owned life insurance and $60,572 on the gain on the sale of securities in the first nine months of 2009 as compared to the same period of 2008.
       For the three-month period ended September 30, 2009, total non-interest expenses decreased $1,217,981, or 22.8 percent, to $4,118,552 as compared to $5,336,533 for the three-month period ended September 30, 2008. Much of this decrease was due to the write-down of the registrant's investment in Fannie Mae preferred stock securities of $1,661,600 in the third quarter of 2008. This decrease in non-interest expenses was partially offset by a $403,710 increase in other operating expenses primarily resulting from an approximately $182,000 increase in expenses related to other real estate owned and an approximately $154,000 increase in FDIC insurance premium expenses in the third quarter of 2009 as compared to the same period of 2008. Other increases were $68,967 in occupancy expenses and $47,679 in salaries and employee benefits in the third quarter of 2009 as compared to the same period of 2008. Advertising and public relations expenses decreased $57,621 in the third quarter of 2009 as compared to the same period of 2008.
       Total non-interest expenses decreased $255,033, or 2.0 percent, to $12,769,014 for the nine months ended September 30, 2009 as compared to $13,024,047 for the same period of 2008. Much of this decrease was again due to the write-down of the registrant's investment in Fannie Mae preferred stock securities of $1,844,721 in the first nine months of 2008. This decrease was partially offset by a $1,083,209 increase in other operating expenses. Much of this increase in other operating expense was due to an increase of approximately $790,000 in FDIC insurance premium expenses in the first nine months of 2009 as compared to the same period of 2008 as well as an approximately $249,000 increase in expenses related to other real estate owned. Salaries and employee benefits also increased $364,436 in the first nine months of 2009 as compared to the same period of 2008. Much of the increase in salaries and employee benefits was due to the increased expenses related to staffing new offices in Huntsville and Athens, Alabama that were opened

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

in the first four months of 2008. These offices were fully staffed for the entire nine-month period ended September 30, 2009, as compared to only a portion of the nine-month period ended September 30, 2008. Also, occupancy expense increased $183,418 in the first nine months of 2009 as compared to the same period of 2008 primarily due to the expenses associated with the Huntsville office that opened in January 2008 and the Athens office that opened in April 2008, as well as expenses associated with the renovation of the main office in Pulaski completed in the first quarter of 2009.  These increased expenses were partially offset by a $170,820 decrease in advertising and public relations expenses in the first nine months of 2009 as compared to the same period of 2008.
       Non-interest expenses were also negatively impacted in the first nine months of 2009 by a capital loss of $144,408 incurred in the second quarter of 2009 relating to the registrant's investment in common stock of Silverton Financial Services, Inc. ("Silverton") that was classified as an other asset on the registrant's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Company recorded a capital loss of $144,408 to write-down the registrant's investment in Silverton to $0 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company has sufficient capital gains to offset the capital loss for federal income tax purposes.
       As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments ranged from 0.12 percent to 0.50 percent of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments range from 0.07% to 0.78%, depending on an institution's risk classification and other factors. The registrant's regular FDIC insurance premiums are expected to increase between $600,000 and $700,000 in 2009 as compared to 2008.
       In addition, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on total assets less Tier I capital at June 30, 2009. The FDIC may impose additional 5 basis point emergency assessments on insured depository institutions based on total assets less Tier I capital at September 30, 2009 and December 31, 2009. The registrant incurred approximately $276,000 in special assessments from the FDIC in the second quarter of 2009 which are reflected in other expenses in the registrant's income statement for the nine months ended September 30, 2009.
       The provision for loan losses for the three months ended September 30, 2009, increased $1,200,000 to $1,700,000 from $500,000 over the same period of 2008. For the nine-month period ended September 30, 2009, the provision for loan losses increased $2,807,702 to $3,877,702, from $1,070,000 over the same period of 2008.  The size of the provision for loan losses in 2009 primarily reflected the effects of weaker local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio and primarily real estate construction and development loans. The provision for loan losses is likely to continue at elevated levels for the remainder of 2009 due to continuing deteriorating economic conditions that are forecasted through the end of the year. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended September 30, 2009, income before taxes increased $481,018, or 201.9 percent, to $719,267 as compared to $238,249 for the three months ended September 30, 2008.  Applicable income taxes increased $138,201 for the three-month period ended September 30, 2009 as

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

compared to the same period in 2008. The income tax benefit for the third quarter of 2008 was primarily due to reduced taxable income due to the markdown of the Fannie Mae preferred stock that occurred in the third quarter of 2008.
       For the nine-month period ended September 30, 2009, income before taxes decreased $1,110,362, or 36.1 percent, to $1,969,414 as compared to $3,079,776 for the nine-month period ended September 30, 2008. Applicable income taxes decreased $375,423, or 80.7 percent, for the nine months ended September 30, 2009 as compared to the same period of 2008. The decrease in applicable income taxes in the nine months ended September 30, 2009 as compared to the same period of 2008 was primarily a result of reduced income before taxes in the nine months ended September 30, 2009 while tax fee income proportionally increased as compared to the same period of 2008.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the nine months ended September 30, 2009 (annualized) and for the year ended December 31, 2008.

	For the nine months ended	For year ended
	September 30, 2009 (annualized)	December 31, 2008
Return on assets	0.42%	0.62%
Return on equity	4.98%	6.92%

Financial Condition

       The registrant's total assets increased 2.4 percent to $606,663,721 during the nine months ended September 30, 2009, from $592,303,208 at December 31, 2008. Total loans were $383,719,420 at September 30, 2009, a 3.3 percent decrease compared to $396,926,068 at December 31, 2008. Securities available-for-sale increased to $151,675,669 at September 30, 2009 from $136,651,867 at December 31, 2008.   At September 30, 2009, there was an unrealized gain on available-for-sale securities, net of tax, of $1,739,770, as compared to an unrealized gain on available-for-sale securities, net of tax, of $965,798 at December 31, 2008.
       Total liabilities increased by 2.5 percent to $554,732,135 at September 30, 2009, compared to $541,270,340 at December 31, 2008. This increase was primarily due to a $9,167,290, or 13.2 percent, increase in non-interest bearing deposits and a $4,820,086 increase in other borrowed funds at September 30, 2009 as compared to December 31, 2008.
       Non-performing assets increased to approximately $18,571,000 at September 30, 2009 as compared to approximately $3,278,000 at December 31, 2008.  The increase in non-performing assets at September 30, 2009 as compared to December 31, 2008, was primarily due to increases in other real estate owned and non-accrual loans. Non-performing assets at September 30, 2009 included $9,381,475 in other real estate owned, $9,189,075 in non-accrual loans, and no loans past due 90 days or more as to interest or principal payment and accruing interest. Other real estate owned increased substantially in the first nine months of 2009 as loan customers defaulted and the Bank foreclosed on properties securing these loans, primarily consisting of construction and development, agricultural real estate and 1-4 family real estate properties. The balance of non-accrual loans at September 30, 2009 consisted primarily of construction and land development loans, one-to-four family real estate loans and commercial real estate loans. There were no restructured loans at September 30, 2009.  At December 31, 2008, the corresponding amounts were $247,183 in other real estate owned, $3,028,882 in non-accrual loans, $2,001 in loans past due 90 days or more and accruing interest, with no loans restructured. The allowance for loan losses was 72.6% of the balance of nonaccrual loans at September 30, 2009 as compared to 172.3% at December 31, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2009 if the above nonaccrual loans had been current in accordance with their original terms was approximately $459,000.
       Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2009, there were approximately $16,233,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $11,508,000 in loans that were classified as "substandard" and accruing interest as of September 30, 2008 and $11,457,000 of such loans at December 31, 2008.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (35 percent of total loans) and 1-4 family residential loans (23 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (49 percent of total risk-based capital), loans to religious organizations (32 percent of risk-based capital), loans secured by hotel and motel properties (30 percent of total risk-based capital), loans to gasoline stations with convenience stores (30 percent of total risk-based capital), loans secured by subdivision land (30 percent of total risk-based capital), loans secured by new single family housing construction (29 percent of total risk-based capital) and loans to lessors of nonresidential buildings (28 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the nine months ended September 30, 2009, the registrant had net loan charge-offs of approximately $2,427,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.85 percent (annualized). This compares to net charge-offs of approximately $136,800 for the nine months ended September 30, 2008 for a net charge-off ratio of 0.05 percent (annualized). Management expects that net loan charge-offs and provision expense for loan losses for the fourth quarter of 2009 are likely to be similar to or greater than the comparable period in 2008 due to continuing weakening economic conditions.
       The total allowance for loan losses increased to $6,670,340 as of September 30, 2009 from $5,219,956 as of December 31, 2008. The ratio of the allowance for loan losses to total loans outstanding was 1.74 percent at September 30, 2009 as compared to 1.32 percent at December 31, 2008. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $3,303,578 between December 31, 2008 and September 30, 2009.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $11,610,000 at September 30, 2009, representing 7.7 percent of the registrant's investment portfolio as compared to $19,137,000, or 13.1 percent, one year earlier and $11,690,000, or 8.6 percent, at December 31, 2008. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At September 30, 2009, the registrant had approximately $144,744,000 in loans maturing within one year. The registrant had $3,190,000 in federal funds sold at September 30, 2009, compared to $11,686,000 as of December 31, 2008. The registrant also increased its cash and due from banks approximately $11,800,000 from December 31, 2008 to September 30, 2009.
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

	Amount at
	September 30, 2009	December 31, 2008
Commitments to extend credit	$58,763,560	$60,767,469
Standby letters of credit	2,658,707	3,558,784
Mortgage loans sold with repurchase
requirements outstanding	5,852,745	3,234,873

      Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2009, the registrant had total borrowings of $8,211,608 and had approximately $23,696,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2009, the registrant had no federal funds purchased and had $25,000,000 in additional federal funds lines available from correspondent banks.

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
       Management believes, as of September 30, 2009 and December 31, 2008, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of September 30, 2009 and December 31, 2008.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of September 30, 2009
Total Capital to risk weighted assets
FPNC	$55,781	12.57%	$35,504	>	8.00%	N/A
FNB	54,685	12.32	35,499	>	8.00	44,373	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,192	11.31	17,752	>	4.00	N/A
FNB	49,096	11.06	17,749	>	4.00	26,624	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,192	8.37	23,999	>	4.00	N/A
FNB	49,096	8.18	23,996	>	4.00	29,995	>	5.00

As of December 31, 2008
Total Capital to risk weighted assets
FPNC	$55,364	12.36%	$35,824	>	8.00%	N/A
FNB	54,490	12.17	35,817	>	8.00	44,771	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,067	11.18	17,912	>	4.00	N/A
FNB	49,193	10.99	17,909	>	4.00	26,863	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,067	8.51	23,532	>	4.00	N/A
FNB	49,193	8.36	23,528	>	4.00	29,410	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of September 30, 2009, a -200 basis point rate shock was estimated to decrease net interest income approximately $1,454,000, or 6.8 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $851,000, or 4.0 percent, over the next twelve months as compared to the base scenario. The -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 5.0 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.3 percent, both well within the policy guidelines. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2009.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 4. Controls and Procedures. (Continued)

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 9, 2009                                         /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  November 9, 2009                                         /s/Tracy Porterfield
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