Form 10-K
period 2009-12-31
FIRST PULASKI NATIONAL CORP
filed 2010-03-16
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock Par Value $1.00 Per Share
(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [     ] No [ X ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [     ] No [ X ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ] No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [     ] No [     ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [     ]                                                                                                      Accelerated filer [ X ]
Non-accelerated filer [     ] (Do not check if a smaller reporting company)                       Smaller reporting company [     ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [     ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2009 was $79,775,000. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $55 per share, the price at what the registrant's common stock was traded on June 25, 2009 the closest trade, of which the registrant has knowledge, to June 30, 2009.

Shares of Common Stock outstanding on February 28, 2010 were 1,559,016.

Documents Incorporated by Reference:
Part III.  Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 29, 2010 are incorporated by reference into Items 10, 11, 12, 13, and 14.

FIRST PULASKI NATIONAL CORPORATION

2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS.

First Pulaski National Corporation, (the "Corporation" or the "registrant") is a financial corporation engaged in general commercial and retail banking business through its subsidiary bank First National Bank of Pulaski ("First National" or the "Bank").

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

The Corporation owns all of the common stock of the Bank. At December 31, 2009, the Corporation and its subsidiaries had combined total assets of $609,427,331.

At December 31, 2009, the Bank had long-term indebtedness of approximately $7.78 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note 9 to the Corporation's Consolidated Financial Statements includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. The Bank is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has two branches in Lincoln County, Tennessee, where it is the second largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, the fifth largest financial institution in Limestone County, Alabama, and the twentieth largest financial institution in Madison County, Alabama, measured by county deposits.

As of February 28, 2010, First National had 173 employees, 13 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three counties in Tennessee, Giles County, Lincoln County, and Marshall County, and two counties in Alabama, Limestone County and Madison County. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County, Tennessee. First National competes in Giles County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a large regional bank holding company. From June 30, 2007 to June 30, 2009, total deposits for all commercial banks in the Giles County market have increased 0.9% from $609.7 million to $614.9 million. First National has five (5) offices in Giles County, and approximately 53% of its deposits are located there. As of June 30, 2009, First National had the largest market share of banks in Giles County with a 46.3% share of the bank deposits.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,184 in 2008 and a median household income of $39,346 in 2008, the latest available data.

Lincoln County, Tennessee. First National competes in Lincoln County with six (6) commercial banking organizations. Two (2) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other four (4) commercial banking competitors are small community banking organizations. From June 30, 2007 to June 30, 2009, total deposits for all commercial banks in Lincoln County increased 4.6% from $498.9 million to $521.7 million. First National has two (2) branch offices located in this market, and approximately 26% of its deposits are located there. As of June 30, 2009, First National had a 27.8% share of the Lincoln County bank deposit market, the second largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 33,116 in 2008, and a median household income of $40,473 in 2008, the latest available data.

Marshall County, Tennessee. First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2007 to June 30, 2009, total deposits for all commercial banks in the Marshall County market increased 0.7% from $419.6 million to $422.4 million. First National has two (2) offices in Marshall County and approximately 7% of its deposits are located there. As of June 30, 2009, First National had the fifth largest market share of banks in Marshall County with an 8.7% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 29,731 in 2008 and a median household income of $41,157 in 2008, the latest available data.

Madison County, Alabama. In January 2008, the Bank opened a branch in a leased facility in Huntsville, located in Madison County, Alabama. Madison County, Alabama is the first urban market in which the Bank has opened a branch and the first branch located outside the state of Tennessee. Madison County had an estimated population of 319,510 in 2008 and a median household income of $55,324 in 2008, the latest available data. First National has one (1) office in Madison County and competes with twenty-two (22) commercial banking organizations in the county. Approximately 1% of the Bank's deposits are located there. As of June 30, 2009, First National had the twentieth largest market share of banks in Madison County with a 0.15% share of the bank deposits. Total deposits for all commercial banks in the Madison County market was $6.302 billion as of June 30, 2009.

Limestone County, Alabama. In April 2008, the Bank opened a branch in Athens, located in Limestone County, Alabama. Limestone County had an estimated population of 76,135 in 2008 and a median household income of $46,151 in 2008, the latest available data. First National has one (1) office in Limestone County and competes with seven (7) commercial banking organizations in the county. Approximately 13% of the Bank's deposits are located there. As of June 30, 2009, First National had the fifth largest market share of banks in Limestone County with a 7.6% share of the bank deposits. Total deposits for all commercial banks in the Limestone County market was $789.4 million as of June 30, 2009.

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

SUPERVISION AND REGULATION

Both the Corporation and First National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Corporation's and First National's operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. In addition to the existing laws and regulations, Congress and the executive branch are currently considering and are likely to adopt in the near future significant new regulatory reform initiatives, which could result in material changes to the current oversight structure. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength for First National and to commit resources to support First National. This support may be required at times when, without this Federal Reserve policy, the Corporation might not be inclined to provide it. If First National's capital levels were to fall below minimum regulatory guidelines, First National would need to develop a capital plan to increase its capital levels and the Corporation would be required to guarantee First National's compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority. In the unlikely event of the Corporation's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of First National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

First National

First National is a national bank chartered under the Federal National Bank Act. As a result, it is subject to the supervision, examination and reporting requirements of the Federal National Bank Act and the regulations of the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines First National's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power, in connection with its examinations, to identify matters necessary to improve a bank's operations in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank. Additionally, First National's deposits are insured by the FDIC to the maximum extent provided by law. First National also is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. While the OCC has authority to approve branch applications, national banks are required by the Federal National Bank Act to adhere to branching laws applicable to state-chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. First National and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger or branch acquisition. Tennessee, however, only permits an out-of-state bank, short of an interstate merger, to branch into Tennessee through branch acquisition if the state of the out-of-state bank permits Tennessee-based banks to acquire branches there.

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

The Emergency Economic Stabilization Act of 2008 ("EESA") provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance limit is scheduled to return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. First National has elected to participate in the transaction account guarantee program, which is scheduled to expire on June 30, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution's risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.

Capital Adequacy

The Corporation and First National are required to comply with the capital adequacy standards established by the Federal Reserve, in the Corporation's case, and the OCC, in the case of First National. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. First National is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. In addition, the OCC may require national banks to maintain capital at levels higher than those required by general regulatory requirements.

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

Failure to meet capital guidelines set out in OCC regulations or separately imposed on a bank holding company or a bank by the bank holding company's or bank's regulators could subject a bank holding company or bank a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits or paying in excess of a certain percentage of interest on deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Capital and Dividends" and Note 15 to the Notes to Consolidated Financial Statements.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2009, First National met the conditions necessary to be considered "well capitalized" by its primary regulator.

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

Statutory and regulatory limitations also apply to First National's payment of dividends to the Corporation. First National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of First National's net profits for that year, plus (2) First National's retained net profits of the preceding two years, less any required transfers to surplus. As of December 31, 2009, First National could pay dividends to the Corporation of $1,134,000 without seeking prior regulatory approval.

The payment of dividends by the Corporation and First National may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines or more restrictive requirements imposed on the Corporation or First National by regulators or themselves. If, in the opinion of the OCC, First National was engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that First National stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "Prompt Corrective Action" above.

Restrictions on Transactions with Affiliates

Both the Corporation and First National are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

  A bank's loans or extensions of credit to affiliates;

  A bank's investment in affiliates;

  Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

  The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

  A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. First National must also comply with other provisions designed to avoid the taking of low-quality assets.

The Corporation and First National are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

First National is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on First National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. First National has received a "satisfactory" CRA rating from the OCC.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. First National has established a privacy policy to ensure compliance with federal requirements.

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by First National are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. First National's loan operations are also subject to federal laws applicable to credit transactions, such as the:

  Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities;

  Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

  Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

First National's deposit operations are subject to the:

  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Terrorism Legislation

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. First National currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Corporation's business may be affected by any new regulation or statute. With the enactment of EESA and the American Recovery and Reinvestment Act of 2009 ("ARRA") and the significant amount of legislation currently proposed by Congress or being recommended by Congress or the President that will affect financial institutions, the nature and extent of the future legislative process and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Corporation's results and may continue to adversely impact the Corporation's results in the future.

Economic conditions in the markets in which the Corporation operates have deteriorated significantly since early 2008. As a result, the Corporation has experienced a significant reduction in its earnings, resulting primarily from provisions for loan losses related to declining collateral values in the Corporation's construction and development loan portfolio. The Corporation believes that this difficult economic environment will continue in 2010, and expects that its results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Corporation in particular, will improve in the near future, or thereafter, in which case the Corporation could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, internal loan classifications, trends in classifications, an evaluation of national and local economic conditions and volumes and trends in delinquencies, nonaccruals and charge-offs and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require First National to increase the allowance for loan losses as a part of their examination process, First National's and the Corporation's earnings and capital could be significantly and adversely affected. In addition, federal and state regulators periodically review First National's loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of First National's loan portfolio may be different than the conclusions reached by First National. Any increase in First National's allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on the Corporation's operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of First National's management's control. These additions may require increased provision expense which would negatively impact the Corporation's results of operations.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Corporation's operations and results.

Negative developments in the latter half of 2007 and throughout 2008 and 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing at least into 2010. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Corporation's deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Corporation, have been negatively affected by the current condition of the financial markets, as has the Corporation's ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact the Corporation's operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact the Corporation's financial performance. In addition, industry, legislative or regulatory developments may cause the Corporation to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Liquidity needs could adversely affect the Corporation's results of operations and financial condition.

The Corporation relies on dividends from First National as its primary source of funds. The primary sources of funds of First National are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, brokered certificates of deposit and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

As the Corporation has expanded its operations into more urban areas in Alabama, it has significantly increased its real estate construction and development loans, which loans have a greater credit risk than residential mortgage loans.

The percentage of construction and land development loans in First National's portfolios to total loans was approximately 11.0% of total loans at December 31, 2009 down from 13.9% at December 31, 2008 but significantly higher than the 6.8% at December 31, 2007. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that First National holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact the Corporation's financial condition and results of operations.

The Corporation is geographically concentrated in Giles, Lincoln and Marshall Counties, Tennessee, and Limestone and Madison Counties, Alabama and changes in local economic conditions impact its profitability.

The Corporation operates primarily in Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama, and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Corporation's success significantly depends upon the growth in population, income levels, deposits and housing starts in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Corporation's market areas weakened during 2009, negatively affecting the Corporation's operations, particularly the real estate construction and development segment of its loan portfolio. Additionally, unemployment levels rose significantly in the Corporation's markets in 2009 from 2008 levels. The Corporation cannot assure you that economic conditions in its markets will improve during 2010 or thereafter, and continued weak economic conditions in its markets could reduce the Corporation's growth rate, affect the ability of its customers to repay their loans and generally affect the Corporation's financial condition and results of operations. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

The Corporation has increased levels of other real estate owned, primarily as a result of foreclosures, and the Corporation anticipates higher levels of foreclosed real estate expense.

As the Corporation has begun to resolve non-performing real estate loans, it has increased the level of foreclosed properties primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. As levels of other real estate owned increase and also as local real estate values decline, these charges will increase, negatively impacting the Corporation's results of operations.

Legislative and regulatory initiatives that were enacted in response to the financial crisis are beginning to wind down.

The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008 and ARRA was enacted on February 17, 2009. The Transaction Account Guarantee portion of the FDIC's Temporary Liquidity Guarantee Program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.

National or state legislation or regulation may increase the Corporation's expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Corporation's expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Corporation's agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Corporation's operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Corporation to materially change its existing strategic direction, capital strategies, compensation or operating plans.

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

The banking business is highly competitive, and the Corporation experiences competition in each of its markets from many other financial institutions. The Corporation competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Corporations' primary market areas and elsewhere. Some of the Corporation's competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Corporation has.

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

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, the Corporation and First National each must expend significant time and expense to assure that it is in compliance with regulatory requirements and agency practices.

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

The Corporation, as well as First National, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Corporation or First National may be required, among other things, to make additional provisions to its allowance for loan losses, maintain higher levels of capital than as required under general regulatory guidelines or to restrict its operations. These actions would result from the regulators' judgments based on information available to them at the time of their examination. First National's operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Corporation and First National may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such change could adversely affect the Corporation's results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this main office facility was completed in early 1995 and renovations to the facility were completed in 2009. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the Bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in

Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. During 2009, the Bank moved its mortgage lending operations to the main office and is currently using the facility on Flower Street to house certain of the loan operations of the Bank. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town. Construction was completed and the Bank moved into the new facility in Lewisburg in February, 2007. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. In January 2008, the Bank opened its Huntsville Office in a leased facility. The Bank opened a temporary branch in Athens, Alabama in the April 2008 and is currently constructing a new facility on the property adjacent to the temporary facility that is scheduled for completion in April 2010.

ITEM 3. LEGAL PROCEEDINGS.

The Corporation and its subsidiary are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the Corporation nor its subsidiary is currently involved in any material pending legal proceedings.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on Nasdaq or any other quotation service. The following trading prices for 2009 and 2008 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid
1st Quarter, 2009	$50.00 - 55.00	$0.45
2nd Quarter, 2009	$50.00 - 55.00	$0.45
3rd Quarter, 2009	$50.00 - 55.00	$0.45
4th Quarter, 2009	$55.00 - 55.00	$0.25
Total Annual Dividend, 2009		$1.60

1st Quarter, 2008	$52.50 - 55.00	$0.45
2nd Quarter, 2008	$55.00 - 55.00	$0.45
3rd Quarter, 2008	$55.00 - 55.00	$0.45
4th Quarter, 2008	$55.00 - 55.00	$0.45
Total Annual Dividend, 2008		$1.80

There were approximately 1,565 shareholders of record of the Corporation's common stock as of February 28, 2010.

The Corporation reviews its dividend policy at least annually. The amount of the dividend, while in the Corporation's sole discretion, depends in part upon the performance of First National. The Corporation's ability to pay dividends is restricted by federal laws and regulations applicable to bank holding companies and by Tennessee laws relating to the payment of dividends by Tennessee corporations. Because substantially all operations are conducted through its subsidiaries, the Corporation's ability to pay dividends also depends on the ability of the subsidiaries to pay dividends to the Corporation. The ability of First National to pay cash dividends to the Corporation is restricted by applicable regulations of the OCC and the FDIC. For a more detailed discussion of these limitations see "Item 1. Business - Supervision and Regulation - Payment of Dividends" and Note 15 to the Notes to Consolidated Financial Statements.

ITEM 6: SELECTED FINANCIAL DATA

The table below contains selected financial data for the Corporation for the last five years. Note 18 to the Consolidated Financial Statements which follows shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share. Total average equity and total average assets exclude unrealized gains or losses on investment securities.

	For Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share amounts)
Interest income	$31,281	$33,687	$33,605	$29,028	$25,395
Interest expense	10,328	14,856	16,777	13,081	9,371
Net interest income	20,953	18,831	16,828	15,947	16,024
Loan loss provision	5,328	2,033	261	175	601
Non-interest income	4,276	4,400	4,113	4,021	3,868
Non-interest expense	17,703	17,252	13,365	12,649	12,261
Income before income tax	2,199	3,946	7,314	7,144	7,030
Net income	2,232	3,471	5,453	5,279	5,258

Total assets	$609,427	$592,303	$529,941	$484,088	$450,393
Loans, net of unearned income	370,609	396,926	321,071	280,816	272,948
Securities	151,850	136,652	153,900	147,191	133,920
Deposits	542,977	530,497	469,008	426,475	397,412

Per Share Data:
Net Income-Basic	$1.43	$2.24	$3.51	$3.36	$3.29
Net Income-Diluted	1.43	2.24	3.50	3.35	3.28
Cash dividends paid	1.60	1.80	1.80	1.68	1.65

Total average equity (1)	$50,536	$50,127	$48,629	$47,047	$45,685
Total average assets (1)	597,754	559,115	504,385	465,446	442,729
Total year-end assets	609,427	592,303	529,941	484,088	450,393
Total long-term debt	7,779	3,392	3,640	3,874	4,096

Ratios
Avg equity to avg assets	8.45%	8.97%	9.64%	10.11%	10.32%
Return on average equity	4.42%	6.92%	11.21%	11.22%	11.51%
Return on average assets	0.37%	0.62%	1.08%	1.13%	1.19%
Dividend payout ratio	111.63%	80.40%	51.28%	49.97%	50.02%

(1) Total average equity and total average assets above excludes the unrealized gain or loss on investment securities.

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2009	2008	2007	2006	2005
Basic	1,557,109	1,549,721	1,554,648	1,572,535	1,596,695
Diluted	1,555,951	1,550,255	1,558,836	1,578,021	1,603,908

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Corporation is a one-bank holding company with its only direct subsidiary being First National in Pulaski, Tennessee. During the third quarter of 2001, First National's wholly-owned subsidiary, FPRC received its insurance license. FPRC is engaged in the business of reinsuring credit insurance written by the Corporation's subsidiary.

The following analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended. The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements. Such factors include those identified in "Item 1A. Risk Factors" above and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the Corporation's market areas, (vi) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any activity in the capital markets that would cause the Corporation to conclude that there was impairment of any asset including intangible assets, and (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (xii) loss of key personnel. Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Corporation. The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

OVERVIEW

Total assets of the Corporation grew $17.1 million, or 2.9 percent, from December 31, 2008 to December 31, 2009. Growth in cash and cash equivalents accounted for much of the growth in assets as they increased $13.2 million, or 54.8 percent, from the end of 2008 to the end of 2009. This increase in cash and cash equivalents provided additional liquidity during the economic downturn occurring in 2009 and reflected the Corporation's decision to slow loan growth. Also due to deteriorating economic conditions, other real estate owned increased $12.3 million from year-end to 2008 to year-end 2009 as increased numbers of loan customers defaulted on their obligations. These increases in assets were partially offset by a decrease of $26.3 million in loans from year-end 2008 year-end to 2009. This decrease in loans was partially due to decreased loan demand and more robust lending standards and partially due to problem loans being foreclosed upon and the collateral added as other real estate owned. The growth in assets was funded primarily by an increase in deposits as total deposits increased $12.4 million, or 2.4 percent, as well as an increase in borrowings from the Federal Home Loan Bank of Cincinnati of $4.4 million from the end of 2008 to the end of 2009.

Net income in 2009 was $2.23 million, a decrease of $1.24 million compared to 2008. The decline in net income in 2009 was primarily due to increased provision for loan losses, FDIC insurance expense and foreclosure/repossession expense as compared to 2008. The provision for loan losses increased $3,295,000 to $5,328,000 in 2009 from $2,033,000 in 2008 as deteriorating economic conditions continued to negatively impact many of the Bank's loan customers. FDIC insurance expenses increased $947,000 to $1,177,000 in 2009 as compared to $230,000 in 2008 as the FDIC increased assessment rates in 2009 and levied a special assessment on all banks on June 30, 2009. The foreclosure/repossession expense increased $530,000 to $571,000 in 2009 from $41,000 in 2008 as the Bank incurred expenses on properties it repossessed as customers defaulted on loan obligations. The Corporation also incurred losses on sales and write-downs of other assets of $392,000 in

2009 as certain other real estate owned was sold for a loss or written down to estimated fair value less selling costs. The provision for loan losses, as well as foreclosure/repossession expense, is expected to remain at elevated levels in 2010 as weak economic conditions are expected to persist for some time. Also, FDIC insurance expenses are expected to remain at elevated levels in 2010 as the FDIC seeks to rebuild the Bank Insurance Fund. Net income was positively impacted by an increase of $2,123,000 in net interest income to $20,953,000 in 2009 as compared to $18,830,000 in 2008. An increase in the net interest margin to 3.96% in 2009 from 3.80% in 2008 was the primary cause for the increase in net interest income in 2009 as compared to 2008.

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

The historical allowance is calculated by applying loss factors to outstanding loans. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed, and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied by the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date such as past loan loss experience, trends in net charge-offs, trends in delinquencies and nonaccrual loans, trends in unemployment, trends in classified and criticized loans, loan growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2009 was approximately $2.23 million, or $1.43 per diluted share, compared with approximately $3.47 million, or $2.24 per diluted share, in 2008 and approximately $5.45 million, or $3.50 per diluted share, in 2007. Return on average assets was 0.37% in 2009, 0.62% in 2008 and 1.08% in 2007. The return on average equity was 4.42%, 6.92% and 11.21% for 2009, 2008 and 2007, respectively. Net income for 2009 was negatively impacted by continuing deterioration in the local and national economy reflected in increased provision expense and increased FDIC insurance expenses. Net income for 2008 was negatively impacted when compared to 2007 by a non-cash impairment charge of approximately $1,953,000 related to the write-down of the Corporation's investment in Fannie Mae preferred stock securities, increased noninterest expense associated with the Corporation's expansion into Alabama and continuing deterioration in the local and national economy.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits, repurchase agreements, and borrowed funds (interest expense). In 2009, net interest income increased by 11.3% to $20.95 million from $18.83 million in 2008, following an increase of 11.9% in 2008 from $16.83 million in 2007. Total assets of the Corporation increased approximately $17.1 million from December 31, 2008 to December 31, 2009. Loans net of unearned income decreased approximately $26.3 million from December 31, 2008 to December 31, 2009. Deposits increased approximately $12.5 million over the same period. The growth in deposits and the decrease in loans contributed to an approximately $15.2 million increase in investments. Also, federal funds sold decreased approximately $9.3 million from December 31, 2008 to December 31, 2009 and cash and due from banks increased approximately $22.6 million over the same period as excess funds were held at the Federal Reserve. The Federal Reserve began paying interest on excess balances above reserve requirements in the fourth quarter of 2008, leading to the increase in the Corporation's funds held at the Federal Reserve. Total assets of the Corporation increased approximately $62.4 million from December 31, 2007 to December 31, 2008. Loans net of unearned income increased approximately $75.9 million from December 31, 2007 to December 31, 2008. Deposits increased approximately $61.5 million over the same period. The higher loan growth than deposit growth contributed to an approximately $17.2 million decrease in investments as the Corporation used investment security maturities and sales to fund loan growth. Also, federal funds sold decreased approximately $4.4 million from December 31, 2007 to December 31, 2008.

Net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the yields earned and rates paid on those balances. Management strives to maintain an acceptable spread between the yields earned on interest-earning assets and rates paid on interest-bearing liabilities to maintain an adequate net interest margin.

Net interest income on a fully taxable equivalent basis increased $2,094,000 from 2008 to 2009. This increase resulted from a $1,731,000 increase due to increased volumes and a $363,000 increase due to changes in interest rates. The decrease in interest income in 2009 as compared to 2008 was due to a decrease in the interest rates earned on interest-earning assets that was partially offset by an increase in the average volumes of interest-earning assets. The decrease in interest expense in 2009 as compared to 2008 was primarily due to a decrease in rates paid on interest-bearing liabilities that was slightly offset by an increase in the volumes of interest-bearing liabilities. Net interest income on a fully taxable equivalent basis increased $2,175,000 from 2007 to 2008. This increase resulted from a $2,988,000 increase due to increased volumes offset by an $813,000 decrease due to changes in interest rates. The increase in interest income in 2008 over 2007 was due to an increase in volumes of interest-earning assets that was largely offset by a decrease in the interest rates earned on interest-earning assets. The decrease in interest expense in 2008 was primarily due to a decrease in rates paid on interest-bearing liabilities that was somewhat offset by an increase in the volumes of interest-bearing liabilities.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2009, 2008 and 2007.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans	$390,555	$26,517	6.79%	$357,053	$27,364	7.66%	$300,051	$26,617	8.87%
Taxable investment securities	90,243	2,895	3.21%	77,504	3,584	4.62%	83,689	3,937	4.70%
Non-taxable investment
securities	52,798	2,604	4.93%	72,368	3,282	4.54%	75,488	3,203	4.24%
Federal funds sold and other	14,738	29	0.20%	9,989	245	2.45%	8,823	446	5.05%
Deposits in other banks	538	10	1.86%	531	17	3.20%	408	17	4.17%
Dividends	1,688	91	5.39%	1,756	88	5.01%	1,729	106	6.13%
Total Interest-Earning Assets	550,560	32,146	5.84%	519,201	34,580	6.66%	470,188	34,326	7.30%

Non-Interest Earning Assets:
Cash and due from banks	11,988			12,054			9,803
Premises and equipment, net	18,245			15,425			11,889
Other Assets	25,081			17,135			15,055
Less allowance for loan losses	(5,941)			(3,913)			(3,488)
Total Non-Interest-Earning Assets	49,373			40,701			33,259

TOTAL	$599,933			$559,902			$503,447
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand deposits	$74,319	$440	0.59%	$52,342	$698	1.33%	$36,708	$512	1.39%
Savings deposits	71,954	601	0.84%	68,028	1,102	1.62%	63,334	1,399	2.21%
Time deposits	318,005	9,001	2.83%	314,163	12,829	4.08%	286,566	14,596	5.09%
Repurchase agreements	1,683	27	1.60%	1,567	40	2.55%	1,658	65	3.92%
Other borrowed money	6,353	259	4.08%	3,700	187	5.05%	3,925	205	5.22%
Total Interest-Bearing
Liabilities	472,314	10,328	2.19%	439,800	14,856	3.38%	392,191	16,777	4.28%

Non-Interest-Bearing Liabilities:
Demand deposits	70,040			63,892			58,433
Other liabilities	5,731			5,747			4,680
Total Non-Interest Bearing
Liabilities	75,771			69,639			63,113
Shareholders' Equity	51,848			50,463			48,143
TOTAL	$599,933			$559,902			$503,447
	======			======			======
Net interest earnings/spread,
on a taxable equivalent basis		21,818	3.96%		19,724	3.80%		17,549	3.73%
Taxable equivalent adjustments:
Loans		186			200			164
Investment securities		679			694			557
Total taxable equivalent adjustment		865			894			721

Net interest earnings		$20,953			$18,830			$16,828
		======			======			======

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,120,000 for 2009, $1,266,000 for 2008 and $1,204,000 for 2007.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.
	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans	$2,568	$(3,415)	$(847)	$5,057	$(4,310)	$747
Taxable investment securities	589	(1,278)	(689)	(291)	(62)	(353)
Non-taxable investment securities	(888)	210	(678)	(132)	211	79
Federal funds sold	116	(332)	(216)	59	(260)	(201)
Other deposits	0	(7)	(7)	5	(5)	0
Dividends	(3)	6	3	2	(20)	(18)

Total Interest-Earning Assets	$2,382	$(4,816)	$(2,434)	$4,700	$(4,446)	$254
	========	========	========	========	========	========
Interest Paid On:
Demand deposits	$293	($551)	($258)	$218	($32)	$186
Savings deposits	64	(565)	(501)	104	(401)	(297)
Time deposits	157	(3,985)	(3,828)	1,406	(3,173)	(1,767)
Repurchase agreements	3	(16)	(13)	(4)	(21)	(25)
Other borrowed money	134	(62)	72	(12)	(6)	(18)

Total Interest-Bearing Liabilities	$651	$(5,179)	$(4,528)	$1,712	$(3,633)	$(1,921)
	========	========	========	========	========	========
Net Interest Earnings, on a taxable
equivalent basis	$1,731	$363	$2,094	$2,988	$(813)	$2,175
	========	========	========	========	========	========
Less: taxable equivalent adjustment			(29)			173

Net Interest Earnings			$2,123			$2,002
			========			========

The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to the average balances outstanding in the later year. The change in interest due to both volume and rate that cannot be segregated has been included in the change due to rate. The computation of the taxable equivalent adjustment has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

The net interest margin improved in 2009 to 3.96% from 3.80% in 2008. This increase in net interest margin was primarily due to the growth in average loans in 2009 as compared to 2008 as well as a decline in the interest expense due to interest-bearing liabilities over the same periods offset in part by the negative impact of increased levels of nonaccrual loans. Average loans increased $33.5 million to $390.6 million in 2009 as compared to $357.1 million in 2008. Loans are generally higher yielding assets than investment securities and federal funds sold, thus the growth in average loans in 2009 contributed to the increased net interest margin in 2009 as compared to 2008. While average loans increased in 2009 when compared to 2008, loan balances at December 31, 2009 were 6.7% less than loan balance at December 31, 2008, reflecting reduced loan demand and the Corporation's decision to increase liquidity. The Corporation's decision to slow loan growth and invest available cash from increased deposits in lower yielding investment securities and more liquid assets in the second half of 2009, together with the increased levels of nonaccrual loans and other real estate owned, negatively impacted net interest margin and will likely continue to negatively impact net interest margin in 2010.

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

NON-INTEREST INCOME

The Corporation's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the Corporation's growth, while fees for origination of mortgage loans and security gains fluctuate more widely from period to period.

Non-interest income totaled $4,276,000 in 2009, a decrease of $125,000, or 2.8%, from 2008. The decrease is primarily attributable to a $285,000 decrease in service charges on deposit accounts primarily due to a decrease in overdraft fees in 2009 as compared to 2008 as customers overdrafted their accounts less often in 2009 than in 2008. Smaller decreases of $47,000 and $30,000 occurred in other income and commissions and fees, respectively, in 2009 as compared to 2008. These decreases were partially offset by a $112,000 increase in income on company-owned life insurance, a $57,000 increase in security gains, a $50,000 increase in other service charges and fees and an $18,000 increase in mortgage banking income in 2009 as compared to 2008.

Non-interest income totaled $4,400,000 in 2008, an increase of $288,000, or 7.0%, from 2007. The increase is primarily attributable to a $121,000 increase in service charges on deposit accounts, a $56,000 increase in other service charges and fees, a $49,000 increase in mortgage banking income and a $36,000 increase in income on company-owned life insurance in 2008 as compared to 2007. These increases were partially offset by a $26,000 decrease in commissions and fees.

NON-INTEREST EXPENSE

Non-interest expense in 2009 was $17,703,000, an increase of $450,000, or 2.6%, from 2008. This increase is primarily attributable to a $1,274,000 increase in other expenses and a $922,000 increase in foreclosed asset expenses 2009 as compared to 2008. The increase in other expenses was primarily due to a $947,000 increase in FDIC insurance expense and a $256,000 increase in directors' fees and expenses in 2009 as compared to 2008. The increase in FDIC insurance expense was due to increased regular assessments in 2009 as compared to 2008 as well as a special assessment on June 30, 2009. The increase in directors' fees was primarily due to a reduction in the discount rate used to calculate the Corporation's accrued liability for directors' deferred compensation due to a lower interest rate environment in 2009 as compared to 2008, leading to $243,000 in additional expense in 2009. The increase in foreclosure expense was due to the increased levels of other real estate owned in 2009 as compared to 2008 and the related expenses necessitated by these properties. Foreclosed real estate expense was $964,000 for 2009 compared to $42,000 for 2008 and a net gain of $14,000 for 2007. The increase in foreclosed asset expenses in 2009 is related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. Foreclosed asset expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. Note 4 of the Consolidated Financial Statements gives more information on foreclosed asset expense. At December 31, 2009, the Corporation had $12.6 million in other real estate owned compared to $247,183 at December 31, 2008. The Corporation expects that FDIC insurance costs and foreclosed asset expenses will each continue at elevated levels in 2010. Salaries and employee benefits increased $185,000 and occupancy expenses increased $185,000 in 2009 as compared to 2008. The increase in salaries and employee benefits expenses reflect the increased expenses associated with opening and staffing new offices in Huntsville and Athens, Alabama in the first four months of 2008. These new offices also contributed to the increase in occupancy expenses, as well as the completion of the main office renovation in Pulaski in 2009. Occupancy expenses are likely to increase in 2010 as compared to 2009 as the new permanent Athens office is scheduled for completion in April 2010 and a full year of depreciation will be incurred on the main office renovations completed in 2009. Impairment on available for sale securities and other equity investments decreased $1,808,000 in 2009 as compared to 2008, primarily due to a $1,953,000 write-down on investments related to FNMA preferred securities in 2008 and a $144,000 write-down of the Corporation's investment in Silverton common stock in 2009, discussed in more detail below. Advertising and public relations expenses and furniture and fixture expenses declined $261,000 and $47,000 respectively in 2009 as compared to 2008.

A capital loss of $144,000 was incurred in the second quarter of 2009 relating to the Corporation's investment in common stock of Silverton Financial Services, Inc. ("Silverton") that was classified as an other asset on the Corporation's balance sheet at December 31, 2008. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Corporation recorded a capital loss of $144,000 to write-down its investment in Silverton to $0 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company has sufficient capital gains to offset the capital loss for federal income tax purposes.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC announced in 2009 increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments ranged from 0.12 percent to 0.50 percent of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments range from 0.07% to 0.78%, depending on an institution's risk classification and other factors. The Corporations regular FDIC insurance premiums increased approximately $671,000 in 2009 as compared to 2008.

In addition, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on total assets less Tier I capital at June 30, 2009. The Corporation incurred approximately $276,000 in special assessments from the FDIC in the second quarter of 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $3.17 million in pre-paid deposit insurance is included in prepayments and other assets in the accompanying consolidated balance sheet as of December 31, 2009.

Non-interest expense in 2008 was $17,252,000, up $3,887,000, or 29.1%, from 2007. This increase is primarily attributable to a $1,953,000 write-down on investments in 2008 described in more detail above, as well as a $1,121,000 increase in salaries and employee benefits in 2008 as compared to 2007. Other increases included a $403,000 increase in other operating expenses, a $215,000 increase in occupancy expenses, an $88,000 increase in advertising and public relations expenses and a $51,000 increase in furniture and equipment expense in 2008 as compared to 2007. The increase in salaries and employee benefits was largely due to an increased number of employees due to the Corporation's expansion efforts in North Alabama. The Corporation's expansion efforts in North Alabama also negatively impacted other operating expenses, occupancy expenses and furniture and equipment expenses in 2008 as compared to 2007.

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

The provision for loan losses was $5,328,000 in 2009 compared to $2,033,000 in 2008 and $261,000 in 2007. The size of the provision for loan losses in 2009 and 2008 primarily reflected the effects of weaker local and national economic conditions and the resulting deterioration in the loan portfolio, particularly within the real estate segment of the portfolio and primarily real estate construction and development loans. Increases in nonperforming loans, net charge-offs and an overall increase in the Corporation's allowance for loan losses in relation to loan balances during 2009 were the primary reasons for the increase in the provision for 2009 when compared to 2008. The Bank's collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, the Corporation has increased its allowance for loan losses which has led to increased provision expense in 2009 compared to 2008. The provision for loan losses is likely to continue at elevated levels in 2010 due to continuing recessionary economic conditions, negatively impacting the Corporation's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, trends in net charge-offs, trends in delinquencies and nonaccrual loans, trends in unemployment, trends in classified and criticized loans, loan growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.

INCOME TAXES

Income tax expense includes federal and state taxes on taxable earnings. There was a $33,000 income tax benefit in 2009. Income taxes were $475,000 and $1,861,000 in 2008 and 2007, respectively. The effective tax rates were -1.5%, 12.0%, and 25.4% in 2009, 2008 and 2007, respectively. The decline in the effective tax rates for 2009 and 2008 was primarily a result of reduced income before taxes while tax free income proportionally increased as compared to 2007.

The Corporation had net deferred tax assets of $3,102,000 at December 31, 2009, as compared to a net deferred tax asset of $2,412,000 at December 31, 2008. The deferred tax asset resulting from the allowance for loan losses was the largest component of the deferred tax asset in both periods. At December 31, 2008, the Corporation also had a deferred tax asset of $749,000 resulting from the write-down of FNMA preferred stock discussed above. The Corporation has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

FINANCIAL CONDITION

LOANS

Management's historical focus has been to promote loan growth in the Corporation's target markets, emphasizing the expansion of business in the Corporation's trade areas. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. In 2009, however, the Corporation's total loans shrank as loan demand softened and management implemented more robust underwriting practices. Total loans net of unearned fees decreased $26.3 million from December 31, 2008 to December 31, 2009. Loan demand in the Corporation's market area slowed in 2009 leading to much of the reduction in loans in 2009. Also, certain loans were reclassified as other real estate owned as the Corporation took possession of the collateral securing these loans as the borrowers defaulted on their obligations. Most categories of loans showed a decrease in 2009. The categories of loans showing the largest decrease included construction and land development loans with a decrease of $14.6 million, nonresidential nonfarm real estate loans with a decrease of $10.3 million, consumer loans with a decrease of $1.9 million, and agricultural loans with a decrease of $1.7 million in 2009. Commercial and industrial loans showed an increase of $4.7 million in 2009.

Over the last three years, average total loans increased by $33.5 million, or 9.4%, in 2009, by $57.0 million, or 19.0%, in 2008 and by $22.8 million, or 8.2%, in 2007, in each case over the prior year. The growth in deposits, together with a liquidation of available for sale securities in 2008, was the primary funding source for this continuing increase in loan demand. Despite the increase in average loans in 2009 as compared to 2008, as discussed above, loans decreased at year-end 2009 as compared to year-end 2008 as loan demand weakened in the second half of 2009 and levels of other real estate owned rose.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (34% of the total loans) and 1-4 family residential loans (24% of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the Corporation has concentrations of credit, defined as 25% or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (45% of total risk-based capital), loans to religious organizations (30% of total risk-based capital), loans secured by hotel and motel properties (30% of total risk-based capital), loans to gasoline stations with convenience stores (29% of total risk-based capital), loans secured by subdivision land (28% of total risk-based capital) and loans secured by new single family housing construction (27% of total risk-based capital). Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate, particularly conditions impacting residential and commercial real estate, which experienced deterioration throughout 2009. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Limestone and Madison Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is adequate to absorb probable incurred losses in the loan portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan.

LOAN PORTFOLIO
	December 31,
	2009	2008	2007	2006	2005
	(in thousands of dollars)
Construction and land development	$40,912	$55,484	$21,828	$11,682	$9,654
Commercial and industrial	38,853	34,120	30,712	24,289	26,680
Agricultural	5,940	7,642	8,260	5,898	5,804
Real estate - farmland	35,243	35,923	33,551	28,145	23,334
Real estate - residential	90,797	91,757	77,961	70,655	75,544
Real estate - nonresidential, nonfarm	127,496	137,749	115,478	112,650	104,828
Installment - individuals	24,757	26,668	24,607	22,965	22,974
Other loans(1)	8,086	9,672	9,604	4,847	4,432
	$372,084	$399,015	$322,001	$281,131	$273,250
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2009 (excluding residential mortgage, home equity and installment-individual loans).
		Due after one
	Due in one year	year but before	Due after five
	or or less	five years	years	Total
	(in thousands of dollars)
Construction and land development	$34,124	$6,458	$330	$40,912
Commercial and industrial	17,641	20,627	585	38,853
Agricultural	5,215	725	-	5,940
Real estate-farmland	16,689	17,042	1,512	35,243
Real estate-nonresidential, nonfarm	32,630	84,056	10,810	127,496
Total selected loans	$106,299	$128,908	$13,237	$248,444
	===========	===========	===========	===========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2009.

		Due after one
	Due in one	year but before	Due after five
	year or less	five years	years	Total
Percent of total selected loans	42.79%	51.88%	5.33%	100.00%
Cumulative percent of total	42.79%	94.67%	100.00%

Sensitivity of loans to changes in
interest rates-loans due after one year
Fixed rate loans		$118,183	$2,201	$120,384
Variable rate loans		10,725	11,036	21,761
Total		$128,908	$13,237	$142,145
		===========	===========	===========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period and average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and provisions for loan losses which have been charged to expense.

	For year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands of dollars)

Loans, net of unearned income	$370,609	$396,926	$321,071	$280,816	$272,948
	=========	=========	=========	=========	=========
Daily average amount of loans	$390,555	$357,053	$300,051	$277,288	$267,459
	=========	=========	=========	=========	=========
Balance of allowance for
possible loan losses at
beginning of period	$5,220	$3,467	$3,473	$3,735	$3,489
Less charge-offs:
Construction and land
development	1,974	-	-	-	56
Commercial and industrial	164	85	29	315	15
Agricultural	-	-	-	10	-
Real estate-farmland	60	-	-	-	-
Real estate-residential	1,098	97	255	26	226
Real estate-nonresidential,
nonfarm	87	120	-	24	-
Installment-Individuals	223	173	233	364	455
Other loans	-	-	-	-	-
	3,606	475	517	739	752
Add recoveries:
Construction and land
development	-	-	-	-	-
Commercial and Industrial	21	11	13	31	15
Agricultural	8	11	25	35	15
Real estate-farmland	-	-	-	21	12
Real estate-residential	7	49	32	34	58
Real estate-nonresidential,
nonfarm	-	7	34	8	6
Installment-Individuals	104	115	143	250	290
Other loans	3	2	3	-	1
	143	195	250	379	397

Net loans charged off	3,463	280	267	360	355

Provision charged to expense	5,328	2,033	261	175	601
Adjustment for off-balance sheet
credit exposures	-	-	-	(77)	-
Balance at end of period	$7,085	$5,220	$3,467	$3,473	$3,735
	=========	=========	=========	=========	=========
Net charge-offs as percentage of
average loans outstanding:	0.89%	0.08%	0.09%	0.13%	0.13%

Net charge-offs as percentage of:
Provision for loan losses	65.0%	13.8%	102.3%	205.7%	59.1%
Allowance for loan losses	48.9%	5.4%	7.7%	10.4%	9.5%

Allowance at end of period to
loans, net of unearned income	1.91%	1.32%	1.08%	1.24%	1.37%

As seen in the above table, net loans charged-off increased significantly to $3,463,000 in 2009 from $280,000 in 2008 following an increase from $267,000 in 2007. Net charged-off loans increased in 2009 as economic conditions deteriorated rapidly. Net loans charged-off in 2009 consisted of net losses on construction and land development loans of $1,974,000, net losses on real estate loans of $1,238,000, net losses on commercial and industrial loans of 143,000, net losses on loans to individuals of $119,000 and net recoveries on agricultural loans of $8,000. This compared to net loans charged-off in 2008 which consisted of net losses on real estate loans of $161,000, net losses on commercial and industrial loans of $74,000, net losses on loans to individuals of $58,000 and net recoveries on agricultural loans of $11,000. The allowance for loan losses at the end of 2009 was $7,085,000, or 1.91% of outstanding loans, net of unearned income, as compared to $5,220,000, or 1.32%

of outstanding loans, net of unearned income, and $3,467,000, or 1.08% of outstanding loans, net of unearned income in 2008 and 2007, respectively. Net loans charged-off amounted to 0.89% of average total loans outstanding in 2009, 0.08% in 2008 and 0.09% in 2007.

The allowance for loan losses was 0.9 times the balance of nonaccrual loans at the end of 2009 compared to 1.7 in 2008 and 8.1 in 2007. Nonaccrual loans increased $4,526,000 to $7,555,000 at December 31, 2009 from $3,029,000 at December 31, 2008, primarily due to an increase in residential real estate loans and construction and land development loans classified as nonaccrual. Nonaccrual loans increased $2,601,000 to $3,029,000 at December 31, 2008 from $428,000 at December 31, 2007, primarily due to an increase in residential real estate loans and commercial real estate loans classified as nonaccrual as home builders and developers continue to experience stress due to a combination of declining residential demand for new housing and resulting price and collateral value declines in the Corporation's market areas. Management believes that the allowance for loan losses as of December 31, 2009 is adequate, but if economic conditions deteriorate beyond management's expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through significant additional provision for loan losses. Charge-offs are expected to remain at elevated levels in 2010 resulting in increased provision for loan losses in 2010 as compared to years prior to 2009.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands of dollars)
Allowance applicable to:
Construction and land development	$1,296	$1,009	$168	$90	$376
Commercial and industrial loans	1,130	712	847	372	658
Agricultural loans	81	74	121	258	64
Real estate-farmland	541	367	310	240	267
Real estate-residential	1,308	844	565	856	833
Real estate-nonresidential
nonfarm	1,998	1,383	951	1,124	1,084
Installment-individual	628	755	447	513	428
Other loans	103	76	58	20	25
	$7,085	$5,220	$3,467	$3,473	$3,735
	========	========	========	========	========
Percentages of loans by
category to total loans:
Construction and land development	11.00%	13.91%	6.78%	4.16%	3.53%
Commercial and industrial loans	10.44%	8.55%	9.54%	8.64%	9.77%
Agricultural loans	1.60%	1.92%	2.57%	2.10%	2.12%
Real estate-farmland	9.47%	9.00%	10.42%	10.01%	8.54%
Real estate-residential	24.40%	23.00%	24.21%	25.13%	27.65%
Real estate-nonresidential
nonfarm	34.27%	34.52%	35.86%	40.07%	38.36%
Installment-individual	6.65%	6.68%	7.64%	8.17%	8.41%
Other loans	2.17%	2.42%	2.98%	1.72%	1.62%
	100.00%	100.00%	100.00%	100.00%	100.00%
	========	========	========	========	========

The Corporation monitors changes in the credit quality, terms and loan concentrations in its loan portfolio. Construction and land development loans decreased $14.6 million, or 26.3%, at year-end 2009 as compared to year-end 2008, primarily due to foreclosures. However, this decrease followed a significant increase of $33.7 million, or 154.2%, at year-end 2008 as compared to year-end 2007, primarily due to increases in loans secured by subdivision land, reflecting the Corporation's expansion into more growth-oriented urban areas in Alabama. Commercial and industrial loans was the only major loan category showing an increase at year-end 2009 as compared to year-end 2008. The Corporation evaluates its exposure level to loan concentrations periodically to determine any amount of additional allowance allocations that is necessary based on these concentrations.

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

From December 31, 2008 to December 31, 2009, nonaccruing loans increased to $7,555,000 from $3,029,000 following an increase from $428,000 at year-end 2007. The changes in each year were primarily a result of weak economic conditions negatively impacting many loan customers, particularly construction and land development loans, 1-4 family real estate loans and agricultural real estate loans. There were $7,307,000 in restructured loans as of December 31, 2009, which included $2,787,000 in commercial real estate loans, $2,335,000 in 1-4 family real estate loans, $2,105,000 in construction and land development loans and $80,000 in commercial and land development loans. There were no restructured loans as of December 31, 2008. Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $12,550,000 at December 31, 2009, an increase from $247,000 at December 31, 2008. The weakening economic conditions lead to the increase in other real estate owned in 2009 as compared to 2008. Other real estate owned is likely to remain at elevated levels throughout 2010 as are the related foreclosure/repossession expenses. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan losses.

The following table summarizes the Corporation's nonaccrual loans, loans past due 90 days or more but accruing interest, restructured loans and other real estate owned.
	December 31,
	2009	2008	2007	2006	2005
	(in thousands of dollars)
Nonaccrual loans	$7,555	$3,029	$428	$792	$989
Troubled debt restructurings	7,307	0	0	0	61
Other real estate owned	12,550	247	672	664	1,059
Loans past due ninety days or
more as to interest or
principal payment	8	2	0	6	107

The amount of interest income actually recognized on nonaccrual loans during 2009, 2008 and 2007 was $95,000, $35,000 and $18,000, respectively. The additional amount of interest income that would have been recorded during 2009, 2008 and 2007, if the above nonaccrual loans had been current in accordance with their original terms, was $595,000, $38,000 and $31,000, respectively. No interest was foregone on troubled debt restructurings in 2009, 2008 and 2007.

Loans that are classified as "substandard" by the Bank represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. At December 31, 2009, there were approximately $19,677,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $11,457,000 in loans that were classified as "substandard" and accruing interest at December 31, 2008. At December 31, 2009, management was not aware of any specifically identified loans, other than those included in the category discussed above that represent significant potential problems or that management has doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank have appropriate internal controls and although the Corporation and the Bank conduct regular and thorough loan reviews, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb probable incurred losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. See "Critical Accounting Policies" for more information pertaining to the Corporation's allowance for loan losses.

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

The following table sets forth the carrying amount of investment and other securities at the dates indicated:
	December 31,
	2009	2008	2007
	(in thousands of dollars)
Available-for-sale
U.S. Treasury securities	$104	$108	$-
U.S. Government-Sponsored
Entities	85,782	58,511	62,690
Mortgage-backed securities - residential	16,677	12,609	3,939
Obligations of states and
political subdivisions	49,199	64,971	81,779
Other debt securities	-	387	3,469
Other securities	88	66	2,023
Total securities	$151,850	$136,652	$153,900
	=========	=========	=========

The following table sets forth the maturities of securities at December 31, 2009 and the average yields of such securities. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2009. Also, the securities labeled "Other securities" in the table above are equity securities of a government-sponsored agency authorized to make loans and loan guarantees and have no maturity date. Therefore they are not included in the maturity categories below as of December 31, 2009.

	U.S. Treasuries,
	Government Agencies	State and
	and Government-	Political	Other Debt
	Sponsored Enterprises	Subdivisions	Securities	Total
	(in thousands of dollars)
Available-for-sale
Due in one year or less:
Amount	$2,796	$6,103	-	$8,899
Yield	2.38%	5.07%	-	4.22%

Due after one year through
five years:
Amount	$73,922	$26,679	-	$100,601
Yield	2.61%	4.77%	-	3.18%

Due after five years through
ten years:
Amount	$9,168	$15,813	-	$24,981
Yield	3.53%	5.26%	-	4.63%

Due after ten years:
Amount	-	$604	-	$604
Yield	-	5.30%	-	5.30%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities decreased by $6.8 million, or 4.6%, to $143.0 million during 2009 as compared to $149.9 million for 2008. Average non-taxable securities decreased by $19.6 million, or 27.0%, in 2009 while average taxable securities increased by $12.7 million, or 16.4%, to account for the overall decrease in average investments. The decrease in total average securities during 2009 was primarily a result of higher average federal funds sold and funds held overnight at the Federal Reserve as more funds were held in overnight balances for additional liquidity during the economic turmoil occurring throughout 2009. Total average securities decreased by $9.3 million, or 5.8%, to $149.9 million during 2008 as compared to $159.2 million for 2007. Average non-taxable securities decreased by $3.1 million, or 4.1%, while average taxable securities decreased by $6.2 million, or 7.4%, to account for the overall decrease in average investments. The decrease in total average securities during 2008 was primarily a result of higher average loan growth as compared to average deposit growth in 2008.

During 2009, the Corporation saw an improvement in the market value of its investment securities portfolio. There was an unrealized gain on securities, net of tax, of $1,734,000 at December 31, 2009 as compared to an unrealized gain on securities, net of tax, of $966,000 at December 31, 2008. The primary cause for unrealized gains and losses within the portfolio at each year-end is the impact movements in market rates have had in comparison to the underlying yields on these securities. Market interest rates remained at very low levels during the latter part of 2009, causing the investments held by the Corporation to increase in market value at December 31, 2009 as compared to December 31, 2008.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including certificates of deposits in excess of $100,000. Average deposits increased by $35.9 million, or 7.2%, to $534.3 million in 2009, by $53.4 million, or 11.9%, to $498.4 million in 2008, and by $35.5 million, or 8.7%, to $445.0 million in 2007.

The average amount of deposits for the periods indicated is summarized in the following table:
	For the years ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$70,040	0.00%	$63,892	0.00%	$58,433	0.00%

Interest bearing
demand deposits	74,319	0.59%	52,342	1.33%	36,708	1.39%
Savings deposits	71,954	0.84%	68,028	1.62%	63,334	2.21%
Time deposits of
$100,000 or more	179,470	2.84%	179,185	4.10%	159,941	5.12%
Other time deposits	138,535	2.81%	134,978	4.06%	126,625	5.06%
Total interest bearing
deposits	464,278	2.16%	434,533	3.37%	386,608	4.27%

Total deposits	$534,318		$498,425		$445,041
	===========		===========		===========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2009 are summarized as follows (in thousands of dollars):
3 months or less	$40,338
Over 3 months through 6 months	48,104
Over 6 months through 12 months	49,596
Over 1 year	34,386
Total	$172,424
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

The Corporation began using reciprocal brokered deposits in 2009 and had $9.1 million of such deposits at December 31, 2009. These are customer deposits which the bank has swapped for deposits of other banks so that the entire customer deposit with First National is spread among other banks and the Bank's customer is able to acquire FDIC insurance coverage for the full amount of his/her deposit. The Corporation has not traditionally used brokered deposits as a funding source and had no brokered deposits at year-end 2009 and 2008 other than the reciprocal brokered deposits above.

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
	Amount
	2009	2008	2007
	(in thousands of dollars)
Commitments to extend credit	$56,956	$60,767	$59,532
Standby letters of credit	2,437	3,559	1,280
Mortgage loans sold with repurchase
requirements outstanding	9,173	3,235	5,775

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

Marketable securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $8.8 million at December 31, 2009, representing 5.8% of the investment securities portfolio as compared to $11.7 million at December 31, 2008, representing 8.6% of the investment securities portfolio. Management believes that the investment securities portfolio, along with additional sources of liquidity, including cash and cash equivalents, federal funds sold and maturing loans, provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the Bank has short-term liquidity needs. As of December 31, 2009, the Bank had $25.0 million available under these lines. At December 31, 2009, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2009 equaled $29,000 at an average interest rate of 0.98%. For 2008 the average daily federal funds purchased equaled $193,000 at an average interest rate of 2.70%. For 2007 the average daily federal funds purchased equaled $176,000 at an average interest rate of 5.30%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2009, the Bank had total borrowings of $7,779,000 and had approximately $24,128,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

On August 21, 2007, the Board of Directors approved a plan authorizing the management of the Corporation to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This repurchase plan was in addition to a 2004 stock repurchase plan that expired in 2008. This stock repurchase plan does not have an expiration date and unless terminated earlier by resolution of the Corporation's Board of Directors, will expire when the Corporation has repurchased shares having a value equal to $5,000,000. The Corporation's Board of Directors suspended this stock repurchase plan in the third quarter of 2008. As of December 31,

2009, $4,738,585 remained available for repurchase under this plan. The Corporation has no other programs to repurchase common stock at this time. Management does not anticipate that this plan will reduce liquidity to unacceptable levels.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term securities and fixed rate loans. Similarly, time deposits, especially those over $100,000, are much more interest-sensitive than are savings accounts. At December 31, 2009, the Corporation had a total of $138.0 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations at December 31, 2009 as summarized in the table below.
	Payments due by period
	Less than				More than
Contractual Obligations	1 year	1-3 years		3-5 years	5 years	Total
	(Dollars in thousands)
Certificates of deposit	$253,415	$44,927		$13,671	$103	$312,116
Repurchase agreements	1,959	-	-	-	-	1,959
Borrowings	234	1,355		6,115	75	7,779
Standby letters of credit	1,533	454		450	-	2,437
Operating leases	102	211		-	-	313
Total	$257,243	$46,947		$20,236	$178	$324,604
	==========	==========		==========	==========	==========
Commitments to extend credit	$2,567	$-		$-	$-	$2,567
	==========	==========		==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 7.1% in 2009 and 11.2% in 2008. Average equity increased 2.7% in 2009 and 4.8% in 2008. The Corporation's equity capital was $51,951,000 at December 31, 2009 as compared to $51,033,000 at December 31, 2008.

The Corporation's average equity-to-average asset ratio (excluding unrealized gain/loss on investment securities) was 8.5% in 2009, as compared to 9.0% for 2008. The growth in the Corporation's assets slowed in 2009 as compared to 2008 to help maintain its capital position. Management expects the Corporation to maintain a slower growth rate in 2010 as it seeks to sustain and improve its capital position. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. Federal Reserve Board guidelines generally state that dividends should be reduced if they exceed net income for the prior four quarters, of if prospective earnings retention is not adequate for a holding company's capital needs or overall current financial condition. The ratio of dividends to net income was 111.6% in 2009, 80.4% in 2008 and 51.3% in 2007.

As of December 31, 2009, the authorized number of common shares was 10 million shares, with 1,559,016 shares issued and outstanding.

The Federal Reserve, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily shareholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. As of December 31, 2009, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.

						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2009
Total Capital to risk weighted assets
Corporation	$55,720	12.72%	$35,035	>	8.00%	N/A
Bank	54,981	12.56	35,030	>	8.00	43,787	>	10.00%
Tier I (Core) Capital to risk weighted assets
Corporation	50,216	11.47	17,517	>	4.00	N/A
Bank	49,477	11.30	17,515	>	4.00	26,272	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	50,216	8.34	24,087	>	4.00	N/A
Bank	49,477	8.22	24,084	>	4.00	30,105	>	5.00

As of December 31, 2008
Total Capital to risk weighted assets
Corporation	$55,364	12.36%	$35,824	>	8.00%	N/A
Bank	54,490	12.17	35,817	>	8.00	44,771	>	10.00%
Tier I (Core) Capital to risk weighted assets
Corporation	50,067	11.18	17,912	>	4.00	N/A
Bank	49,193	10.99	17,909	>	4.00	26,863	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	50,067	8.51	23,532	>	4.00	N/A
Bank	49,193	8.36	23,528	>	4.00	29,410	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles with the FASB Accounting Standards Codification ™ ("the Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data to conform to the provisions of this guidance. The effect of adopting this new guidance was immaterial.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-

than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation adopted this guidance in the second quarter of 2009 and its adoption did not have a material effect on the Corporation's results of operations or financial position.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability's fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Corporation adopted this standard in the second quarter of 2009 and its adoption did not have a material effect on the Corporaton's results of operations or financial position.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as asset, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The effect of adopting this new guidance was immaterial.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. As of December 31, 2009, a +200 basis point rate shock is estimated to decrease net interest income approximately $711,000, or 3.4%, as compared to rates remaining stable over the next 12 months. This is within the Bank's Asset/Liability policy limit of -9.0%. Also, a +200 basis point rate shock was forecasted to increase the current present value of the Bank's equity less than 0.1%, well within the policy limits of -25.0%. In addition, a -200 basis point rate shock is estimated to decrease the current present value of the Bank's equity by 7.0% and would decrease net interest income an estimated $1,938,000, or 9.2%, over the next twelve months, as compared to rates remaining stable. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is slightly outside the Bank's limit of -9.0%, however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point scenario as compared to rates remaining stable. Although interest rates are currently very low, the Corporation believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Corporation's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, securities and time deposits. The simulation analysis takes into account the call features of certain securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management.

More about market risk is included in "Item 7-Management's Discussion and Analysis of Financial Condition - Liquidity and Interest Rate Sensitivity Management." All market risk sensitive instruments described within that section have been entered into by the Corporation for purposes other than trading. The Corporation does not hold market risk sensitive instruments for trading purposes. The Corporation is not subject to any foreign currency exchange or commodity price risk.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2009.

Expected Maturity Date for year ending December 31, 2009
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$19,498	$3,861	$3,883	$3,681	$2,505	$29,808	$63,236	$60,587
Average interest rate	5.37%	4.68%	5.95%	5.27%	4.98%	4.61%	4.98%

Fixed rate	127,341	67,339	58,041	41,684	10,601	3,505	308,511	307,149
Average interest rate	7.64%	6.83%	7.43%	6.40%	6.90%	6.40%	7.22%

Securities	48,742	21,855	12,495	15,857	20,864	31,949	151,762	151,762
Average interest rate	3.47%	3.22%	3.47%	3.35%	4.13%	4.59%	3.74%

Federal funds sold and other	26,158	-	-	-	-	-	26,158	26,158
Average interest rate	0.22%						0.22%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	157,701	3,858	-	-	-	-	161,558	161,558
Average interest rate	0.66%	2.40%					0.70%

Fixed rate	249,984	35,824	5,245	4,193	9,468	13	304,728	306,677
Average interest rate	2.15%	2.95%	4.59%	4.13%	3.31%	3.51%	2.35%

Securities sold under
repurchase agreement	1,959	-	-	-	-	-	1,959	1,959
Average interest rate	1.59%						1.59%

Long-term borrowings	233	219	1,136	1,079	5,037	75	7,779	8,021
Average interest rate	5.69%	5.64%	5.05%	5.12%	2.96%	5.56%	3.75%

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

March 16, 2010

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

Management of First Pulaski National Corporation, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company's internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009, based on the specified criteria.

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

/s/Mark A. Hayes                                                                                                  /s/Tracy Porterfield
Mark A. Hayes                                                                                                       Tracy Porterfield
Chairman of the Board & Chief Executive Officer                                             Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiary ("Company") as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Pulaski National Corporation and subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                                                                                                      /s/Crowe Horwath LLP
                                                                                                                                      Crowe Horwath LLP
Brentwood, Tennessee
March 16, 2010

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
ASSETS
	2009	2008
Cash and due from banks	$35,059,572	$12,490,928
Federal funds sold	2,365,000	11,686,000
Total cash and cash equivalents	37,424,572	24,176,928

Interest bearing balances with banks	537,800	535,508
Securities available for sale	151,849,944	136,651,867

Loans
Loans held for sale	1,137,198	1,638,320
Loans net of unearned income	370,609,396	396,926,068
Allowance for loan losses	(7,085,316)	(5,219,956)
Total net loans	364,661,278	393,344,432

Bank premises and equipment	18,876,012	17,660,834
Accrued interest receivable	4,129,377	4,598,027
Other real estate owned	12,550,296	247,183
Federal Home Loan Bank Stock	1,526,500	1,526,500
Company-owned life insurance	10,040,788	9,274,734
Prepaid FDIC insurance	3,170,678	-
Prepayments and other assets	4,660,086	4,287,195

TOTAL ASSETS	$609,427,331	$592,303,208
	==========	==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$76,690,682	$69,672,714
Interest bearing	466,286,333	460,824,543
Total deposits	542,977,015	530,497,257

Securities sold under repurchase agreements	1,959,144	1,724,058
Other borrowed funds	7,779,029	3,391,522
Accrued interest payable	1,631,727	2,300,461
Other liabilities	3,129,911	3,357,042
TOTAL LIABILITIES	557,476,826	541,270,340

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,559,016 and 1,551,407 shares issued and outstanding, respectively	1,559,016	1,551,407
Capital surplus	1,051,367	649,985
Retained earnings	47,606,043	47,865,678
Accumulated other comprehensive income, net	1,734,079	965,798
TOTAL SHAREHOLDERS' EQUITY	51,950,505	51,032,868

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$609,427,331	$592,303,208
	==========	==========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
	2009	2008	2007
INTEREST INCOME
Loans, including fees	$26,330,616	$27,164,206	$26,453,314
Securities:
Taxable	2,894,722	3,584,118	3,936,960
Non-taxable	1,925,995	2,588,075	2,645,895
Federal funds sold	29,304	245,403	445,785
Interest on deposits in other banks	10,165	17,180	17,375
Dividends	90,558	88,013	106,062
Total Interest Income	31,281,360	33,686,995	33,605,391

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	439,848	697,797	512,002
Money market deposit accounts	453,259	837,324	1,145,429
Other savings deposits	147,734	265,190	253,830
Time certificates of deposit of $100,000 or more	5,103,036	7,344,362	8,187,657
All other time deposits	3,898,526	5,484,728	6,408,043
Securities sold under repurchase agreements	26,766	39,686	65,362
Other borrowed funds	258,830	187,411	205,008
Total Interest Expense	10,327,999	14,856,498	16,777,331
NET INTEREST INCOME	20,953,361	18,830,497	16,828,060
Provision for loan losses	5,327,702	2,032,719	261,391

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	15,625,659	16,797,778	16,566,669

NON-INTEREST INCOME
Service charges on deposit accounts	2,233,215	2,518,623	2,397,211
Commissions and fees	373,494	403,358	428,972
Other service charges and fees	506,804	456,996	401,310
Income on company-owned life insurance	407,054	295,046	259,237
Security gains, net	81,554	24,090	-
Mortgage banking income	515,005	496,618	447,803
Other income	158,756	205,658	177,999
Total Non-interest Income	4,275,882	4,400,389	4,112,532

NON-INTEREST EXPENSES
Salaries and employee benefits	9,118,163	8,932,892	7,812,091
Occupancy expense, net	1,721,257	1,536,541	1,321,113
Furniture and equipment expense	761,119	807,668	757,050
Advertising and public relations	461,291	722,545	634,833
Impairment on available for sale securities and other
equity investments	144,408	1,952,721	-
Foreclosed assets, net	963,969	41,939	(14,228)
Other operating expenses	4,532,386	3,257,953	2,854,513
Total Non-interest Expenses	17,702,593	17,252,259	13,365,372

Income before income taxes	2,198,948	3,945,908	7,313,829
Applicable income tax (benefit) expense	(32,664)	474,754	1,861,139

NET INCOME	$2,231,612	$3,471,154	$5,452,690
	===========	===========	===========
Earnings per common share:
Basic	$1.43	$2.24	$3.51
	===========	===========	===========
Diluted	$1.43	$2.24	$3.50
	===========	===========	===========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,231,612	$3,471,154	$5,452,690
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	5,327,702	2,032,719	261,391
Depreciation	917,584	834,485	792,005
Amortization and accretion of investment securities, net	662,251	277,801	305,421
Deferred income tax benefit	(1,167,790)	(1,514,798)	(234,632)
Loss (gain) on sale or write-downs of other assets	397,111	(601)	(26,529)
Security gains, net	(81,554)	(24,090)	-
Stock-based compensation expense	134,750	125,813	28,760
Federal Home Loan Bank stock dividend	-	(59,400)	-
Loans originated for sale	(22,958,456)	(22,756,309)	(16,389,236)
Proceeds from sale of loans	23,974,583	22,173,707	16,248,396
Gain on the sale of loans	(515,005)	(496,618)	(447,803)
Impairment of available for sale securities and other equity investments	144,408	1,952,721	-
Increase in cash surrender value of company-owned life insurance	(407,054)	(295,046)	(259,238)
Decrease (increase) in interest receivable	468,650	264,214	(688,081)
(Increase) decrease in prepayments and other assets	(2,998,094)	(364,087)	201,053
(Decrease) increase in accrued interest on deposits	(668,734)	(729,954)	169,816
(Decrease) increase in accrued taxes	(480,610)	414,359	221,111
Increase in other liabilities	253,479	39,805	273,991
Cash Provided by Operating Activities, net	5,234,833	5,345,875	5,909,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(85,221,498)	(77,181,235)	(73,636,885)
Proceeds from sales of securities available for sale	6,917,122	9,862,297	-
Proceeds from maturities of securities available for sale	63,771,790	83,287,923	68,277,908
(Increase) decrease in interest bearing balances with banks	(2,292)	(5,941)	1,027,804
Purchase of company-owned life insurance	(359,000)	(711,000)	(235,100)
Net decrease (increase) in loans	9,375,748	(76,394,825)	(40,990,073)
Capital expenditures	(2,137,381)	(6,545,396)	(1,159,705)
Proceeds from sale of other assets	782,977	683,940	516,124
Cash Used by Investing Activities, net	(6,872,534)	(67,004,237)	(46,199,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,000,000	-	-
Borrowings repaid	(612,493)	(248,070)	(234,625)
Net increase (decrease) in securities sold under repurchase agreements	235,086	(2,428)	317,379
Net increase in deposits	12,479,758	61,489,058	42,533,620
Cash dividends paid	(2,491,247)	(2,790,128)	(2,796,233)
Proceeds from exercise of stock options, including tax benefit	30,371	122,415	165,978
Proceeds from issuance of common stock	243,870	250,470	125,070
Common stock repurchased	-	(352,550)	(1,428,735)
Cash Provided by Financing Activities, net	14,885,345	58,468,767	38,682,454

INCREASE (DECREASE) IN CASH, net	13,247,644	(3,189,595)	(1,608,358)
CASH AND CASH EQUIVALENTS, beginning of year	24,176,928	27,366,523	28,974,881
CASH AND CASH EQUIVALENTS, end of year	$37,424,572	$24,176,928	$27,366,523
	==========	==========	==========
Supplemental cash flow information
Interest paid	$10,996,733	$15,586,452	$16,607,515
Income taxes paid	1,797,728	1,618,005	1,642,392

Supplemental noncash disclosures
Transfers from loans to other real estate owned	13,478,580	259,770	497,768
Common stock exchanged in connection with exercise of stock options	-	135,575	-

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at January 1, 2007	1,565,442	$1,565,442	$481,878	$45,645,046	$(630,324)	$47,062,042

Comprehensive income:
Net income	-	-	-	5,452,690	-	5,452,690

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	1,023,453	1,023,453

Comprehensive income						6,476,143

Cash dividends paid $1.80
per share	-	-	-	(2,796,233)	-	(2,796,233)

Compensation expense for
restricted stock	-	-	28,760	-	-	28,760

Tax benefit arising from exercise
of director stock options	-	-	9,358	-	-	9,358

Exercise of stock options	4,812	4,812	151,808	-	-	156,620

Issuance of new common stock	2,274	2,274	122,796	-	-	125,070

Common stock repurchased	(25,977)	(25,977)	(632,047)	(770,711)	-	(1,428,735)

Balance at December 31, 2007	1,546,551	1,546,551	162,553	47,530,792	393,129	49,633,025

Comprehensive income:
Net income	-	-	-	3,471,154	-	3,471,154

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	572,669	572,669

Comprehensive income						4,043,823

Cash dividends paid $1.80
per share	-	-	-	(2,790,128)	-	(2,790,128)

Compensation expense for
restricted stock	-	-	125,813	-	-	125,813

Tax benefit arising from exercise
of director stock options	-	-	12,159	-	-	12,159

Exercise of stock options	7,527	7,527	238,304	-	-	245,831

Issuance of new common stock	6,204	6,204	244,266	-	-	250,470

Common stock repurchased	(8,875)	(8,875)	(133,110)	(346,140)	-	(488,125)
Balance at December 31, 2008	1,551,407	1,551,407	649,985	47,865,678	965,798	51,032,868

Comprehensive income:
Net income	-	-	-	2,231,612	-	2,231,612

Reclassification adjustment
for gains included in net
income, net of tax	-	-	-	-	(50,327)	(50,327)

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	818,608	818,608

Comprehensive income						2,999,893

Cash dividends paid $1.60
per share	-	-	-	(2,491,247)	-	(2,491,247)

Compensation expense for
restricted stock	-	-	134,750	-	-	134,750

Tax benefit arising from exercise
of director stock options	-	-	5,896	-	-	5,896

Exercise of stock options	725	725	23,750	-	-	24,475

Issuance of new common stock	5,272	5,272	149,938	-	-	155,210

Issuance of common stock through
dividend reinvestment plan	1,612	1,612	87,048	-	-	88,660
Balance at December 31, 2009	1,559,016	$1,559,016	$1,051,367	$47,606,043	$1,734,079	$51,950,505
	========	=========	==========	=========	==============	=========
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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method. Prepayments are anticipated in the amortization of premiums and discounts for mortgage backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing. A loan is moved to non-accrual status in accordance with the Company's policy, typically after 90 days of non-payment.

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

Mortgage Banking: The Company originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at cost, which approximates fair value. Gains and losses realized from the sale of these assets are included in mortgage banking income. Servicing rights related to the mortgages sold are not retained.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Commercial and commercial real estate loans over $250,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan's effective rate at inception.

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to its shareholders.

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

Adoption of New Accounting Standards:

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles with the FASB Accounting Standards Codification ™ ("the Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. Unvested share-based

Note 1 - Summary of Significant Accounting Policies - (Continued)

payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data to conform to the provisions of this guidance. The effect of adopting this new guidance was immaterial.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment ("OTTI") related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009 and its adoption did not have a material effect on the Company's results of operations or financial position.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability's fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard in the second quarter of 2009 and its adoption did not have a material effect on the Company's results of operations or financial position.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as asset, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The effect of adopting this new guidance was immaterial.

Note 2 - Securities

The amortized cost and fair value of the available for sale securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Note 2 - Securities - (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value
U.S. Treasury securities	$102,113	$2,266	$-	$104,379
U.S. Government sponsored Entities	85,056,903	790,095	64,887	85,782,111
Obligations of states and				-
political subdivisions	47,569,593	1,667,980	38,609	49,198,964
Mortgage-backed securities: residential	16,246,296	432,073	1,879	16,676,490
Total debt securities	148,974,905	2,892,414	105,375	151,761,944
Equity Securities	66,400	21,600	-	88,000
Total	$149,041,305	$2,914,014	$105,375	$151,849,944
	==========	==========	==========	==========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value
U.S. Treasury securities	$103,923	$4,201	$-	$108,124
U.S. Government sponsored Entities	57,647,730	863,130	27	58,510,833
Obligations of states and				-
political subdivisions	64,365,654	852,128	246,552	64,971,230
Mortgage-backed securities: residential	12,405,710	211,701	8,753	12,608,658
Corporate debt securities	500,000	-	113,378	386,622
Total debt securities	135,023,017	1,931,160	368,710	136,585,467
Equity Securities	66,400	-	-	66,400
Total	$135,089,417	$1,931,160	$368,710	$136,651,867
	==========	==========	==========	==========

Sales of available for sale securities were as follows:

	2009	2008	2007
Proceeds	$6,917,122	$9,862,297	$-
Gross gains	91,982	35,165	-
Gross losses	10,428	11,075	-

The tax provision related to these net realized gains and losses was $(31,227), $(9,224) and $0, respectively.

The amortized cost and fair value of debt securities at year end 2009 are shown below by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Maturity
Due in one year or less	$8,819,750	$8,898,964
Due after one year through five years	98,915,999	100,600,876
Due after five years through ten years	24,443,542	24,981,225
Due after ten years	549,318	604,389
Mortgage-backed - residential	16,246,296	16,676,490
TOTAL	$148,974,905	$151,761,944
	===========	===========

Securities pledged at year-end 2009 and 2008 had a carrying amount of $115,726,152 and $107,855,242 and were pledged to secure public deposits and repurchase agreements, respectively.

Note 2 - Securities - (Continued)

At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than U.S. government agencies and U.S. government-sponsored entities, in an amount greater than 10% of shareholders' equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2009 and December 31, 2008 aggregated by major security type and length of time in a continuous unrealized loss position:

2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
Sponsored Entities	$7,469,171	$64,887	$-	$-	$7,469,171	$64,887
Obligations of States and
Political Subdivisions	1,956,655	11,829	233,220	26,780	2,189,875	38,609
Mortgage-backed securities
- residential	1,856,216	1,879	-	-	1,856,216	1,879
Total Temporarily Impaired
Securities	$11,282,042	$78,595	$233,220	$26,780	$11,515,262	$105,375
	==========	==========	==========	==========	==========	==========

2008
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government
Sponsored Entities	$24,973	$27	$-	$-	$24,973	$27
Obligations of States and
Political Subdivisions	10,567,596	192,411	668,570	54,141	11,236,166	246,552
Mortgage-backed securities
- residential	999,041	8,753	-	-	999,041	8,753
Corporate Bonds	-	-	386,622	113,378	386,622	113,378
Total Temporarily Impaired
Securities	$11,591,610	$201,191	$1,055,192	$167,519	$12,646,802	$368,710
	==========	==========	==========	==========	==========	==========

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other

Note 2 - Securities (Continued)

comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2009, the Company's security portfolio consisted of 328 securities, 16 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government-sponsored entities and obligations of state and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

The Company's equity securities consist of floating rate preferred stock issued by Federal National Mortgage Association ("FNMA"). For the year ended December 31, 2008, the Company recognized a $1,952,721 pre-tax charge for the other-than-temporary decline in fair value. As required by accounting guidance, when a decline in fair value below cost for an equity security is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. On September 7, 2008, the United States Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency ("FHFA") announced that the FHFA was placing Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac") under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock and giving management control over Fannie Mae and Freddie Mac to FHFA. Subsequent to the announcement of the actions described above, the market value of the perpetual preferred securities of Fannie Mae owned by the Company declined significantly, leading to the charge to earnings for other-than-temporary impairment.

The Company held common stock in Silverton Financial Services, Inc. ("Silverton") in the amount of $144,408 that was classified as an other asset on the Company's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Company recorded a capital loss of $144,408 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company has sufficient capital gains to offset the capital loss for federal income tax purposes.

Note 3 - Loans

Loans at year end were as follows:

		2009	2008
	Construction and land development	$40,911,778	$55,484,202
	Commercial and industrial	38,852,794	34,120,024
	Agricultural	5,940,188	7,641,762
	Real estate loans secured by:
	Farmland	35,243,009	35,923,454
	Residential property	90,797,206	91,757,578
	Nonresidential, nonfarm	127,495,696	137,748,507
	Consumer	24,757,088	26,668,337
	Other loans	8,085,835	9,671,625
	Subtotal	372,083,594	399,015,489
Less:	Net deferred loan fees	(337,000)	(451,101)
	Allowance for loan losses	(7,085,316)	(5,219,956)
	Loans, net	$364,661,278	$393,344,432
		===========	===========

Note 3 - Loans (Continued)

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
Beginning balance	$5,219,956	$3,467,019	$3,473,143
Provision for loan losses	5,327,702	2,032,719	261,391
Loans charged-off	(3,605,212)	(475,001)	(517,418)
Recoveries	142,870	195,219	249,903
Ending balance	$7,085,316	$5,219,956	$3,467,019
	=========	=========	=========

Individually impaired loans were as follows:

	2009	2008
Year-end loans with no allocated allowance
for loan losses	$7,438,253	$1,996,964
Year-end loans with allocated allowance
for loan losses	4,297,943	1,031,918
Total	$11,736,196	$3,028,882
	==========	==========

Amount of the allowance for loan losses allocated	$446,776	$253,718

	2009	2008	2007
Average of individually impaired loans during the year	$8,824,125	$546,887	$542,390
Interest income recognized during impairment	170,568	35,296	18,217
Cash-basis interest income recognized	95,183	25,776	18,217

Nonaccrual loans and loans past due 90 days still on accrual were as follows:
	2009	2008
Loans past due over 90 days still on accrual	$7,980	$2,001
Nonaccrual loans	7,554,750	3,028,882

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has also committed $390,000 to customers whose loans are classified as a troubled debt restructuring.

Note 4 - Real Estate Owned

Expenses related to foreclosed assets include:

	2009	2008	2007
Net loss (gain) on sales	$39,991	$558	$(26,655)
Direct write-downs	352,500
Operating expenses	571,478	41,381	12,427
End of year	$963,969	$41,939	$(14,228)
	=========	=========	=========

Note 5 - Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Note 5 - Fair Value (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	December 31, 2009 using			December 31, 2008 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$104,379		$104,379	$108,125		$108,125
Obligations of U.S. Government
Sponsored Agencies	85,782,111		85,782,111	58,510,833		58,510,833
Obligations of States and
Political Subdivisions	49,198,964		49,198,964	64,971,229		64,971,229
Mortgage-backed securities
- residential	16,676,490		16,676,490	12,608,658		12,608,658
Corporate Bonds	-		-	386,622		386,622
Equity securities	88,000	88,000		66,400	66,400
Total	$151,849,944	$88,000	$151,761,944	$136,651,867	$66,400	$136,585,467
	==========	==========	==========	==========	==========	==========

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2009 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$3,851,167	$-	$3,851,167
Other real estate owned	1,057,500		1,057,500

Note 5 - Fair Value (Continued)

Fair Value Measurements at
December 31, 2008 Using
Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$778,200	$-	$778,200

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,297,943, with a valuation allowance of $446,776, resulting in an additional provision for loan losses of $193,058 for the year ended December 31, 2009. Impaired loans had a carrying amount of $1,031,918, with a valuation allowance of $253,718, resulting in additional provision for loan losses of $253,718 for the year ended December 31, 2008.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $12,550,296 for the year ended December 31, 2009. Included in this amount were properties that were written down to fair value totaling $1,057,500 resulting in additional foreclosed asset expense of $352,000.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2009		2008
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and short-term investments	$37,962	$37,962	$24,712	$24,712
Securities	151,850	151,850	136,652	136,652
Loans, net	364,661	360,650	393,344	388,686
Federal Home Loan Bank stock	1,527	N/A	1,527	N/A
Accrued interest receivable	4,129	4,129	4,598	4,598

Financial liabilities:
Deposits	542,977	544,926	530,497	532,836
Securities sold under repurchase agreements	1,959	1,959	1,724	1,724
Other borrowed funds	7,779	8,021	3,392	3,659
Accrued interest payable	1,632	1,632	2,300	2,300

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of debt are based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items and loans held for sale are not considered material.

Note 6 - Premises and Equipment

Year-end premises and equipment were as follows:

	2009	2008
Land	$6,186,529	$6,186,529
Buildings	17,049,006	14,590,998
Furniture and equipment	6,986,604	7,284,452
Leasehold improvements	152,603	152,603
Construction in progress	1,555,270	2,210,626
	$31,930,012	$30,425,207
Less: Accumulated depreciation	$(13,054,000)	$(12,764,373)
	$18,876,012	$17,660,834
	==========	==========

The following table related to construction in progress outlines the estimated cost for the building and furniture and equipment and expected completion date:

Estimated
	Estimated	Furniture and	Expected
	Building	Equipment	Completion
	Cost	Cost	Date
Athens Office	2,700,000	250,000	April 2010

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $217,180, $124,578 and $8,600 for 2009, 2008, and 2007, respectively. Rent commitments, before considering renewal options that generally are present, were as follows:

2010		101,724
2011		104,267
2012		106,873

	Total	$312,864
		========

Note 7 - Deposits

Time deposits of $100,000 or more were $172,423,904 and $184,338,474 at year-end 2009 and 2008.

Scheduled maturities of time deposits for the next five years were as follows:

2010	$253,414,890
2011	39,681,770
2012	5,245,314
2013	4,192,682
2014	9,468,186

Overdrafts in the amounts of $635,446 and $2,041,583 were reclassified as loans as of December 31, 2009 and 2008, respectively.

Note 8 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured by U.S. government-sponsored entity securities with a carrying amount of $3,085,400 and $2,529,450 at year-end 2009 and 2008, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008	2007
Average daily balance during the year	1,683,477	1,566,862	1,657,896
Average interest rate during the year	1.59%	2.53%	3.94%
Maximum month-end balance during the year	1,959,144	1,824,772	1,809,996
Weighted average interest rate at year-end	1.59%	1.59%	3.55%

Note 9 - Other Borrowed Funds

At year end, advances from the Federal Home Loan Bank were as follows:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2009	2008	Rates	Dates
-	391,701	4.46%	2009
44,428	77,559	6.25%	2011
1,376,612	1,514,329	4.09%-7.40%	2012
1,123,923	1,147,413	5.09%	2013
5,000,000	-	2.94%	2014
137,558	154,843	6.50%	2016
96,508	105,677	4.87%	2018
$7,779,029	$3,391,522
==========	==========

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $60,566,513 and $64,248,424 of first mortgage loans under a blanket lien arrangement at year-end 2009 and 2008, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $24,128,000 at year-end 2009.

Payment Information

Required payments over the next five years are:

2010	$233,679
2011	218,984
2012	1,135,902
2013	1,079,388
2014	5,035,593
Thereafter	75,483
$7,779,029
==========

Note 10 - Income Taxes

Income tax expense (benefit) was as follows:

	2009	2008	2007
Current expense
Federal	$823,883	$1,489,020	$1,599,596
State	311,244	500,532	486,817
Deferred expense
Federal	(969,550)	(1,257,650)	(187,032)
State	(198,241)	(257,148)	(38,242)
Total expense (benefit)	$(32,664)	$474,754	$1,861,139
	===========	===========	===========

Effective tax rates differ from the federal statutory rate of 34% applied to income before taxes due to the following:

	2009	2008	2007

Federal taxes at statutory rate	$747,642	$1,341,609	$2,486,702
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(703,337)	(863,062)	(821,302)
State income taxes, net of federal
income tax benefit	74,582	160,633	296,060
Dividend received deduction	-	(32,264)	(574)
Increase in cash surrender value	(138,398)	(100,316)	(88,140)
Benefit of lower tax rates of First
Pulaski Reinsurance Company	-	(16,605)	(20,250)
Others, net	(13,153)	(15,241)	8,643
Provision for Income Taxes	$(32,664)	$474,754	$1,861,139
	==========	==========	==========

Note 10 - Income Taxes (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,597,121	$1,744,295
Director benefit plans	755,742	575,508
Impairment of available for sale securities	749,259	749,259
Deferred loan fees	129,037	172,727
Nonaccrual loan interest	155,264	10,318
Impairment of other real estate	134,972	-
Deferred credit insurance fees	64,663	70,176
Other	53,060	27,434
Gross Deferred Tax Assets	4,639,118	3,349,717

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,074,560	596,653
Other securities	322,749	322,749
Prepaid expenses	123,294	-
Other	16,707	18,390
Gross Deferred Tax Liabilities	1,537,310	937,792
Net Deferred Tax Asset	$3,101,808	$2,411,925
	==========	==========

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

Unrecognized Tax Benefits

The amount of unrecognized tax benefits was $25,825 and $31,041 at December 31, 2009 and 2008, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any material amount accrued for interest and penalties for the years ended December 31, 2009 and 2008.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The Company filed income tax returns in Alabama in 2005, 2006, 2007 and 2008. These returns are subject to examinaton. The Company is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2006.

Note 11 - Benefit Plans

Profit Sharing Plan: The Bank has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. According to the plan, the Bank's contribution will not exceed 15% of the total salary of all the participants. The plan expense was $458,766, $742,463 and $719,844 in 2009, 2008 and 2007, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred plus interest over 15 years, beginning with the individual's retirement, death or disability. A liability is accrued for the

Note 11 - Benefit Plans (Continued)

obligation under this plan. The expense incurred for the deferred compensation for each of the last three years was $532,429, $262,711 and $266,402 resulting in a deferred compensation liability of $1,973,732, $1,503,023 and $1,295,118, respectively.

Employee Stock Purchase Plan:  The 1994 Employee Stock Purchase Plan (the "1994 Employee Plan") permits the granting of rights to eligible employees of the Company to acquire stock.  A total of 150,000 shares were reserved under this plan.  The Company has agreed to pay 3% of the interest rate cost, up to a maximum of $18,000 per year for all participants, if the employee chooses to purchase shares under the 1994 Employee Plan and borrows the funds to purchase the shares from the Company. The employee may also choose to purchase the shares with cash.  The Company has a policy of issuing new shares to satisfy these purchases. The Board has established the following guidelines as to the number of shares employees are allowed to purchase on July 1, each year:

	Years of Service and
	Number of Shares
Position	Under 10 years	Over 10 years
Vice-Presidents and above	200	250
All other Officers	125	175
Non-Officers	75	125

The expense related to the 1994 Employee Plan was not material in 2009, 2008 or 2007.

Note 12 - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2009	2008	2007
FDIC insurance expense	$1,177,448	$229,981	$50,697
Directors' fees and expense	679,679	423,461	440,002
Stationery and supplies	185,419	223,983	203,679
Collection and professional fees	418,512	453,536	468,256
Postage	196,256	175,074	161,982
Data processing expense	484,561	333,003	300,750
Educational expense	123,419	195,957	121,608
Telecommunication expense	239,151	185,976	133,996
Other	1,027,941	1,036,982	973,543
	$4,532,386	$3,257,953	$2,854,513
	===========	===========	===========

Note 13 - Related Party Transactions

The following table summarizes related party loans for 2009:

2009
Beginning balance	$2,409,664
New loans	1,126,252
Effect of changes on composition of related parties	-
Repayments	(832,171)
Balance at end of year	$2,703,745
===========

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $9,091,000 and $5,568,000, respectively.

Note 14 - Stock-based Compensation

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

A summary of the stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan for 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
Outstanding at January 1, 2009	9,725	$45.09

Granted	-	-
Exercised	(725)	33.76
Forfeited or expired	-	-
Outstanding December 31, 2009	9,000	$46.00	3.1	$81,000
	===========	===========	==========	==========
Fully vested	9,000	46.00	3.1	81,000

Exercisable at December 31, 2009	9,000	$46.00	3.1	$81,000
	===========	===========	==========	==========

Note 14 - Stock-based Compensation (Continued)

Information related to stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan during each year follows:

	2009	2008	2007
Intrinsic value of options exercised	$15,400	$168,154	$108,040
Cash received from option exercises	24,475	110,256	156,620
Tax benefit realized from option exercises	5,896	12,159	9,358
Weighted average fair value of options granted	-	-	-

As of December 31, 2009, there were no nonvested stock options; therefore there was no unrecognized compensation cost related to nonvested stock options granted under the plans. No compensation cost has been charged against income for these plans related to stock options for 2009, 2008 and 2007. The Company has a policy to issue new shares to satisfy the exercise of share options.

The 2007 Plan provides for the issuance of restricted shares to employees, directors and contractors of the Company. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the price, of which the Company is aware, at which the Company's Common Stock was traded on a date closest to the award date. These restricted shares vest at the rate of twenty percent on each anniversary of the grant date. Compensation expense of $134,750, $125,813 and $28,760 has been charged against income for these shares in 2009, 2008 and 2007, respectively, related to the grants of restricted shares. Total shares issuable under the 2007 Plan are 87,750 at year end 2009, with 12,250 restricted shares granted that vest and are issued at the rate of twenty percent on each anniversary of the grant date.

A summary of changes in the Company's nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2009	10,600	$55.00
Granted	-	55.00
Vested	(2,450)	55.00
Forfeited	-	-

Nonvested at December 31, 2009	8,150	$55.00
	==========	============

As of December 31, 2009, there was $384,427 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $134,750, $90,750, and $0, respectively.

Note 15 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Company and the Bank meet all capital adequacy requirements to which it is subject.

Note 15 - Regulatory Capital Matters (Continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits or to pay interest on deposits above certain rates. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2009
Total Capital to risk weighted assets
Corporation	$55,720	12.72%	$35,035	>	8.00%	N/A
Bank	54,981	12.56	35,030	>	8.00	43,787	>	10.00%
Tier I (Core) Capital to risk weighted assets
Corporation	50,216	11.47	17,517	>	4.00	N/A
Bank	49,477	11.30	17,515	>	4.00	26,272	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	50,216	8.34	24,087	>	4.00	N/A
Bank	49,477	8.22	24,084	>	4.00	30,105	>	5.00

As of December 31, 2008
Total Capital to risk weighted assets
Corporation	$55,364	12.36%	$35,824	>	8.00%	N/A
Bank	54,490	12.17	35,817	>	8.00	44,771	>	10.00%
Tier I (Core) Capital to risk weighted assets
Corporation	50,067	11.18	17,912	>	4.00	N/A
Bank	49,193	10.99	17,909	>	4.00	26,863	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	50,067	8.51	23,532	>	4.00	N/A
Bank	49,193	8.36	23,528	>	4.00	29,410	>	5.00

Dividend Restrictions-The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2010, the Bank could, without prior approval, declare dividends of approximately $1,134,000 plus any 2010 net profits retained to the date of the dividend declaration.

Note 16 - Loan Commitments and Other Related Activities

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,191,696	$375,000	$1,917,200	$-
Unused Lines of credit	25,792,284	28,597,464	21,794,399	37,055,870
Standby letters of credit	2,436,778	-	3,558,784	-
Mortgage loans sold with repurchase
requirements outstanding	9,172,591	-	3,234,873	-

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 7.25% to 10.50% and maturities ranging from 3 months to 3 years.

Note 17 - Parent Company Only Condensed Financial Information

Condensed financial information of First Pulaski National Corporation follows:

CONDENSED BALANCE SHEETS
		December 31,
ASSETS		2009	2008
	Cash	$574,113	$720,326
	Investment in subsidiary, at equity	51,211,008	50,159,129
	Other assets	178,346	160,991
	TOTAL ASSETS	$51,963,467	$51,040,446
		===========	===========
LIABILITIES AND SHAREHOLDERS' EQUITY
	Liabilities
	Accrued expenses	$12,962	$7,578
	Total Liabilities	12,962	7,578
	Shareholders' Equity	51,950,505	51,032,868
	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$51,963,467	$51,040,446
		===========	===========

Note 17 - Parent Company Only Condensed Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2009	2008	2007
INCOME
Dividends from subsidiary	$2,101,013	$2,790,128	$4,296,234
Other income	200	200	75
	2,101,213	2,790,328	4,296,309
EXPENSES
Other expense	247,716	261,945	144,330

Income before income tax and undistributed
subsidiary income	1,853,497	2,528,383	4,151,979
Income tax benefits	(94,518)	(92,625)	(55,235)
Equity in undistributed earnings of subsidiary	283,597	850,146	1,245,476
NET INCOME	$2,231,612	$3,471,154	$5,452,690
	==========	==========	==========

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,231,612	$3,471,154	$5,452,690
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiary	(283,597)	(850,146)	(1,245,476)
Stock-based compensation expense	134,750	125,813	28,760
Increase in other assets	(17,355)	(17,494)	(62,320)
Increase (decrease) in other liabilities	5,383	(4,153)	10,192
Cash Provided by Operating Activities	2,070,793	2,725,174	4,183,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,491,247)	(2,790,128)	(2,796,233)
Proceeds from exercise of stock options, including tax benefit	30,371	122,415	165,978
Proceeds from issuance of common stock	243,870	250,470	125,070
Common stock repurchased	-	(352,550)	(1,428,735)
Cash Used by Financing Activities	(2,217,006)	(2,769,793)	(3,933,920)

INCREASE (DECREASE) IN CASH, net	(146,213)	(44,619)	249,926
CASH, beginning of year	720,326	764,945	515,019
CASH, end of year	$574,113	$720,326	$764,945
	===========	===========	===========

Note 18 - Earnings Per Share

The factors used in the earnings per share computation follow:

	2009	2008	2007
Net income	$2,231,612	$3,471,154	$5,452,690
Less: Distributed earnings allocated to particpating securities	(3,920)	(4,253)	(1,305)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	409	(1,077)	(2,819)

Net earnings allocated to common stock	2,228,101	3,465,824	5,448,566
	==========	==========	==========
Weighted common shares outstanding
including participating securities	1,557,109	1,549,721	1,554,648
Less: Participating securities	(2,450)	(2,450)	(1,650)
Weighted average shares	1,554,659	1,547,271	1,552,998
	==========	==========	==========

Basic earnings per share	$1.43	$2.24	$3.51
	==========	==========	==========

Net earnings allocated to common stock	$2,228,101	$3,465,824	$5,448,566
	==========	==========	==========
Weighted average shares	1,554,659	1,547,271	1,552,998
Add: dilutive effects of assumed excercises of stock options	1,292	2,984	5,838
Average shars and dilutive potential common shares	1,555,951	1,550,255	1,558,836
	==========	==========	==========

Dilutive earnings per share	$1.43	$2.24	$3.50
	==========	==========	==========

All stock options were considered in computing diluted earnings per share since none were anti-dilutive.

Unvested restricted shares that include non-forfeitable rights to dividends are classified as participating securities and included in average outstanding shares for calculating basic earnings per share. As of December 31, 2009, there were 5,700 shares of unvested restricted stock that were not classified as participating securities.

Note 19 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
	(in thousands, except per share amounts)
2009
First quarter	$7,800	$4,798	$806	$0.52	$0.52
Second quarter	7,887	5,239	422	0.27	0.27
Third quarter	7,882	5,440	652	0.42	0.42
Fourth quarter	7,712	5,476	352	0.22	0.22

2008
First quarter	$8,607	$4,314	$1,229	$0.79	$0.79
Second quarter	8,256	4,495	1,076	0.70	0.70
Third quarter	8,420	4,987	309	0.20	0.20
Fourth quarter	8,404	5,034	857	0.55	0.55

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

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

The report of the Corporation's management on the Corporation's internal control over financial reporting is set forth on page 36 of this Annual Report on Form 10-K. The report of the Corporation's independent registered public accounting firm on the Corporation's internal control over financial reporting is set forth on page 37 of this Annual Report on Form 10-K.

There were no changes in the Corporation's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders. The information required by this item with respect to executive officers that are not also directors is set forth below:
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

The information required by this section with respect to transactions in the Corporation's common stock is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's code of conduct is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors - Code of Conduct" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is contained under the captions "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item is contained under the caption "Proposal No. 1 Election of Directors - Director Independence" and "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal accountant is incorporated herein by reference to the section titled "Independent Registered Public Accounting Firm - Fees Incurred by the Corporation from its Independent Registered Accounting Firm During 2009 and 2008" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2010 Annual Meeting of Shareholders.

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

                                                                                                                                    FIRST PULASKI NATIONAL CORPORATION

                                                                                                                                    By:/s/Mark A. Hayes
                                                                                                                                        Mark A. Hayes
March 16, 2010                                                                                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.
Signature	Title	Date

/s/Mark A. Hayes Mark A. Hayes	Chairman of the Board & CEO, and Director (Principal Executive Officer)	March 16, 2010

/s/Tracy Porterfield Tracy Porterfield	Chief Financial Officer, Secretary/Treasurer (Principal Financial Officer and Accounting Officer)	March 16, 2010

/s/David E. Bagley David E. Bagley	Director	March 16, 2010

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 16, 2010

/s/Wade Boggs Wade Boggs	Director	March 16, 2010

/s/James H. Butler James H. Butler	Director	March 16, 2010

/s/William Lyman Cox	Director	March 16, 2010
William Lyman Cox

/s/Greg. G. Dugger, DDS Greg G. Dugger, DDS	Director	March 16, 2010

/s/Charles D. Haney Charles D. Haney, MD	Director	March 16, 2010

/s/Donald A. Haney Donald A. Haney	Director	March 16, 2010

/s/Larry K. Stewart	Director	March 16, 2010
Larry K. Stewart

/s/Linda Lee Rogers Linda Lee Rogers	Director	March 16, 2010

/s/R. Whitney Stevens, Jr. R. Whitney Stevens, Jr.	Director	March 16, 2010

/s/Bill Yancey Bill Yancey	Director	March 16, 2010

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
10.6    Form of Amendment No. 2 to Adoption Agreement.+(4)
10.7    First Pulaski National Corporation 2007 Equity Incentive Plan.+(5)
10.8    Amended and Restated Directors' Deferred Compensation Plan. + (6)
10.9    Amended and Restated Form of Adoption Agreement. + (6)
10.10  Form of Restricted Stock Agreement.+ (7)
10.11  1994 Employee Stock Purchase Plan.+*
21.1    List of Subsidiaries.*
23.1    Consent of Crowe Horwath LLP.*
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
32.1    Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.*
32.2    Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 - the Sarbanes-Oxley Act of 2002.*

* Filed herewith
+ Management contract or compensatory plan or arrangement

(1) Incorporated herein by reference to the Corporation's Amendment No. 1 to Registration Statement on Form 8-A/A (Registration No. 000-10974).

(2) Incorporated herein by reference to the Corporation's Registration Statement on Form S-4 (Registration No. 333-68448).

(3) Incorporated herein by reference to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Registration No. 000-10974).

(4) Incorporated herein by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 2006 (Registration No. 000-10974).

(5) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2007 (Registration No. 000-10974).

(6) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007 (Registration No. 000-10974).

(7) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 7, 2007 (Registration No. 000-10974).