Form 10-Q
period 2010-03-31
FIRST PULASKI NATIONAL CORP
filed 2010-05-10
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31 , 2010

or

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

Common Stock, $1.00 par value -- 1,560,858 shares outstanding as of May 1, 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	December 31,
	2010	2009
Cash and due from banks	$29,342,313	$35,059,572
Federal funds sold	5,865,000	2,365,000
Cash and cash equivalents	35,207,313	37,424,572

Interest bearing balances with banks	543,192	537,800
Securities available for sale	165,155,813	151,849,944

Loans
Loans held for sale	1,611,918	1,137,198
Loans net of unearned income	359,826,699	370,609,396
Allowance for loan losses	(7,435,329)	(7,085,316)
Total net loans	354,003,288	364,661,278

Bank premises and equipment	19,452,341	18,876,012
Accrued interest receivable	3,795,405	4,129,377
Other real estate	13,874,068	12,550,296
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,141,685	10,040,788
Prepaid FDIC insurance	2,958,830	3,170,678
Prepayments and other assets	5,077,506	4,660,086
TOTAL ASSETS	$611,735,941	$609,427,331
	============	============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$74,506,242	$76,690,682
Interest bearing balances	470,204,541	466,286,333
Total deposits	544,710,783	542,977,015

Securities sold under repurchase agreements	1,506,871	1,959,144
Other borrowed funds	7,721,848	7,779,029
Accrued interest payable	1,718,023	1,631,727
Other liabilities	4,058,022	3,129,911

TOTAL LIABILITIES	559,715,547	557,476,826

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,560,008 and 1,559,016 shares issued and outstanding, respectively	1,560,008	1,559,016
Capital surplus	1,113,873	1,051,367
Retained earnings	47,803,047	47,606,043
Accumulated other comprehensive income, net	1,543,466	1,734,079

TOTAL SHAREHOLDERS' EQUITY	52,020,394	51,950,505

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$611,735,941	$609,427,331
	============	============
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME:
Loans, including fees	$6,159,277	$6,462,851
Investment securities	1,120,882	1,295,710
Federal funds sold and other	14,937	6,050
Interest on deposits	1,668	2,863
Dividends	32,153	32,106
Total interest income	7,328,917	7,799,580

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	103,040	103,821
Savings & MMDAs	127,306	157,358
Time	1,785,258	2,690,348
Repurchase agreements	6,484	6,868
Borrowed funds	72,305	43,592
Total interest expense	2,094,393	3,001,987

NET INTEREST INCOME	5,234,524	4,797,593

Provision for loan losses	1,500,000	727,702

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,734,524	4,069,891

NON-INTEREST INCOME:
Service charges on deposit accounts	486,409	524,663
Commissions and fees	85,125	86,617
Other service charges and fees	183,109	119,279
Income on company-owned life insurance	100,897	78,312
Security gains, net	49,686	-
Mortgage banking income	227,447	119,551
Other income	74,503	27,028
Total non-interest income	1,207,176	955,450

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2010	2009
NON-INTEREST EXPENSES:
Salaries and employee benefits	$2,443,294	$2,341,792
Occupancy expense, net	441,161	454,027
Furniture and equipment expense	164,213	169,414
Advertising and public relations	110,195	130,086
Foreclosed assets, net	99,487	10,724
FDIC insurance expense	226,236	200,083
Other operating expenses	812,760	782,435
Total non-interest expenses	4,297,346	4,088,561

Income before taxes	644,354	936,780
Applicable income taxes	56,871	131,165

NET INCOME	$587,483	$805,615
	============	============

Earnings per common share:
Basic	$0.38	$0.52
	============	============
Diluted	$0.38	$0.52
	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2010

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2010	$1,559,016	$1,051,367	$47,606,043	$1,734,079	$51,950,505

Comprehensive income:
Net Income			587,483		587,483

Reclassification adjustment
for gains included in net
income, net of tax				(30,661)	(30,661)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(159,952)	(159,952)

Comprehensive income					396,870

Cash Dividends
($0.25 per share)			(390,479)		(390,479)

Compensation expense for
restricted stock		33,688			33,688

Vesting of restricted stock	450	(450)			-

Issuance of common stock through
dividend reinvestment plan	542	29,268			29,810

Balance, March 31, 2010	$1,560,008	$1,113,873	$47,803,047	$1,543,466	$52,020,394
	==========	==========	==========	===========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2009

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (loss)	Total

Balance, January 1, 2009	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868

Comprehensive income:
Net Income			805,615		805,615

Change in unrealized
gains (losses) on available
for sale securities, net of tax				67,084	67,084

Comprehensive income					872,699

Cash Dividends
($0.45 per share)			(699,438)		(699,438)

Compensation expense for
restricted stock		33,687			33,687

Vesting of restricted stock	450	(450)			-

Balance, March 31, 2009	$1,551,857	$683,222	$47,971,855	$1,032,882	$51,239,816
	==========	==========	==========	===========	==========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$587,483	$805,615
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	1,500,000	727,702
Depreciation of premises and equipment	235,656	212,652
Amortization and accretion of investment securities, net	190,486	118,205
Deferred income tax benefit	(217,734)	(397,105)
Gain (loss) on sale of other assets	(104,707)	11,287
Security gains, net	(49,686)	-
Stock-based compensation expense	33,688	33,687
Loans originated for sale	(5,414,264)	(4,532,266)
Proceeds from sale of loans	5,166,991	5,606,606
Gain on sale of loans	(227,447)	(119,551)
Increase in cash surrender value of life insurance	(100,897)	(78,312)
Decrease in accrued interest receivable	333,972	335,508
Decrease in prepayments/other assets	130,302	40,113
Increase in accrued interest payable	86,296	75,410
Increase (decrease) in accrued taxes	33,889	(383,362)
Increase in other liabilities	894,222	215,555
Net cash from operating activities	3,078,250	2,671,744

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	31,098,470	27,757,675
Proceeds from sale of investment securities	5,321,065	-
Purchase of investment securities available for sale	(50,174,957)	(39,776,512)
Increase in interest bearing balances with banks	(5,392)	(4,409)
Net decrease (increase) in loans	7,881,103	(2,624,709)
Capital expenditures	(812,932)	(572,516)
Proceeds from sale of other assets	533,489	168,195
Net cash used by investing activities	(6,159,154)	(15,052,276)

Cash flows from financing activities:
Net increase in deposits	1,733,768	4,962,944
Cash dividends paid	(390,479)	(699,438)
Proceeds from issuance of common stock	29,810	-
Net decrease in securities sold under repurchase agreements	(452,273)	(169,948)
Borrowings repaid	(57,181)	(59,140)
Net cash from financing activities	863,645	4,034,418

Net decrease in cash and cash equivalents	(2,217,259)	(8,346,114)
Cash and cash equivalents at beginning of period	37,424,572	24,176,928
Cash and cash equivalents at end of period	$35,207,313	$15,830,814
	===========	===========

Supplemental cash flow information
Interest paid	2,008,242	2,926,722
Income taxes paid	13,000	788,585

Supplemental noncash disclosures
Transfers from loans to other real estate owned	1,751,607	-

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Notes to Consolidated Financial Statements

Note 1.

       The unaudited consolidated financial statements include the accounts of First Pulaski National Corporation (the "Corporation" or the "registrant") and its wholly-owned subsidiary, First National Bank of Pulaski (the "Bank"), and the Bank's wholly-owned subsidiary, First Pulaski Reinsurance Company.
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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and no shares were issued under the 1994 Plan during the first three months of 2010.
       As there are no unvested stock options as of January 1, 2010, and no stock options were granted in the first three months of 2010, there was no share-based compensation expense or tax benefit recorded in the first three months of 2010 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the previously issued restricted shares. In addition there were no unrecognized compensation costs related to stock options at March 31, 2010.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2009 fiscal year and the first three months of 2010:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2009	9,725	$45.09

Granted	-	-
Exercised	(725)	33.76
Expired	-	-
Outstanding December 31, 2009	9,000	$46.00
	=========	==========
Exercisable December 31, 2009	9,000	$46.00
	=========	==========

Outstanding January 1, 2010	9,000	$46.00
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding March 31, 2010	9,000	$46.00
	=========	==========
Exercisable March 31, 2010	9,000	$46.00
	=========	==========

       The aggregate intrinsic value of outstanding options shown in the table at March 31, 2010 was approximately $81,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to March 31, 2010. The weighted average remaining term of the stock options in the table above was 2.9 years as of March 31, 2010.
       Cash received from the exercise of stock options during the three months ended March 31, 2010 and 2009 was $0 and $0, respectively. The total intrinsic value of stock options exercised was $0 and $0, respectively, for the three months ended March 31, 2010 and 2009.
       At March 31, 2010, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first three months of 2010 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the three months ended March 31, 2010, the registrant recognized $33,688 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the three months ended March 31, 2010 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	8,150	$55.00
Granted	-	55.00
Vested	(450)	55.00
Forfeited	-	-

Nonvested at March 31, 2010	7,700	$55.00
	==========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At March 31, 2010, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

Recent Accounting Pronouncements:
       In June 2009, the FASB amended previous guidelines relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury securities	$101,660	$2,055	$-	$103,715
U.S. Government sponsored agencies	$100,637,383	622,992	164,177	101,096,198
Obligations of states and
political subdivisions	$41,773,158	1,496,447	6,258	43,263,347
Mortgage-backed securities-residential	$20,077,325	515,586	1,158	20,591,753
Total debt securities	162,589,526	2,637,080	171,593	165,055,013
Equity Securities	66,400	34,400	-	100,800
Total	$162,655,926	$2,671,480	$171,593	$165,155,813
	===========	===========	===========	===========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31,2009	Cost	Gains	Losses	Value
U.S. Treasury securities	$102,113	$2,266	$-	$104,379
U.S. Government sponsored Entities	85,056,903	790,095	64,887	85,782,111
Obligations of states and				-
political subdivisions	47,569,593	1,667,980	38,609	49,198,964
Mortgage-backed securities: residential	16,246,296	432,073	1,879	16,676,490
Total debt securities	148,974,905	2,892,414	105,375	151,761,944
Equity Securities	66,400	21,600	-	88,000
Total	$149,041,305	$2,914,014	$105,375	$151,849,944
	===========	===========	===========	===========

       The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

		Available
		for Sale
	Amortized Cost	Fair Value
Due in one year or less	$8,674,895	$8,727,859
Due after one year through five years	114,294,567	115,858,689
Due after five years through ten years	19,014,681	19,348,341
Due after ten years	528,058	528,371
Mortgage-backed-residential	20,077,325	20,591,753
TOTAL	$162,589,526	$165,055,013
	============	============

       Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agencies	$38,503,064	$161,399	$518,222	$2,778	$39,021,286	$164,177
Obligations of States and
Political Subdivisions	1,086,492	5,981	155,760	277	1,242,252	6,258
Mortgage-backed securities
- residential	1,085,729	1,158	-	-	1,085,729	1,158
Total Temporarily Impaired
Securities	$40,675,285	$168,538	$673,982	$3,055	$41,349,267	$171,593
	=========	========	=========	========	=========	========

December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Entities	$7,469,171	$64,887	$-	$-	$7,469,171	$64,887
Obligations of States and
Political Subdivisions	1,956,655	11,829	233,220	26,780	2,189,875	38,609
Mortgage-backed securities
- residential	1,856,216	1,879	-	-	1,856,216	1,879
Total Temporarily Impaired
Securities	$11,282,042	$78,595	$233,220	$26,780	$11,515,262	$105,375
	=========	========	=========	========	=========	========

       Proceeds from sales of securities available for sale were $5,321,065 and $0 for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $77,463 and $0 and gross losses of $27,777 and $0 were realized on these sales for the first three months of 2010 and 2009, respectively.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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
       As of March 31, 2010, the registrant's security portfolio consisted of 308 securities, 40 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government sponsored agencies and obligations of state and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

Note 5

       Loans at March 31, 2010 and December 31, 2009 were as follows:

		March 31,	December 31
		2010	2009
	Construction and land development	$37,185,449	$40,911,778
	Commercial and industrial	38,034,031	38,852,794
	Agricultural	5,257,292	5,940,188
	Real estate loans secured by:
	Farmland	33,122,397	35,243,009
	Residential property	88,619,925	90,797,206
	Nonresidential, nonfarm	126,800,292	127,495,696
	Consumer	23,569,400	24,757,088
	Other loans	9,147,029	8,085,835
	Subtotal	361,735,815	372,083,594
Less:	Net deferred loan fees	(297,198)	(337,000)
	Allowance for loan losses	(7,435,329)	(7,085,316)
	Loans, net	$354,003,288	$364,661,278
		=============	=============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Activity in the allowance for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Beginning balance	$7,085,316	$5,219,956
Provision for loan losses	1,500,000	727,702
Loans charged-off	(1,175,278)	(138,009)
Recoveries	25,291	24,197
Ending balance	$7,435,329	$5,833,846
	============	============

       Individually impaired loans were as follows:

	March 31,	December 31,
	2010	2009
Quarter-end loans with no allocated allowance
for loan losses	$11,662,570	$7,438,253
Quarter-end loans with allocated allowance
for loan losses	2,356,498	4,297,943
Total	$14,019,068	$11,736,196
	===========	===========
Amount of the allowance for loan losses allocated	$93,599	$446,776

Note 6

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
       Fair values for other real estate owned are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2010 using			December 31, 2009 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$103,715		$103,715	$104,379		$104,379
U.S. Government
Sponsored Agencies	101,096,198		101,096,198	85,782,111		85,782,111
Obligations of States and
Political Subdivisions	43,263,347		43,263,347	49,198,964		49,198,964
Mortgage-backed securities
- residential	20,591,753		20,591,753	16,676,490		16,676,490
Equity securities	100,800	100,800		88,000	88,000
Total	$165,155,813	$100,800	$165,055,013	$151,849,944	$88,000	$151,761,944
	==========	==========	==========	==========	==========	==========

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements at
		March 31, 2010 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,262,899	$-	$2,262,899
Other real estate owned	1,057,500		1,057,500

		Fair Value Measurements at
		December 31, 2009 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$3,851,167	$-	$3,851,167
Other real estate owned	1,057,500		1,057,500

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,356,498, with a valuation allowance of $93,599, resulting in no additional provision for loan loss expense for the three months ended March 31, 2010.
       Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $13,874,068 as of March 31, 2010. Included in this amount were properties that were written down to fair value totaling $1,057,500 resulting in additional foreclosed asset expense of $352,000 in the year ended December 31, 2009.
       Carrying amount and estimated fair values of financial instruments at March 31, 2010 were as follows:

	March 31, 2010
	(In thousands)
	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$35,751	$35,751
Securities	165,156	165,156
Loans, net	354,003	350,621
Federal Home Loan Bank stock	1,527	N/A
Accrued interest receivable	3,795	3,795

Financial liabilities:
Deposits	544,711	546,493
Securities sold under repurchase agreements	1,507	1,507
Other borrowed funds	7,722	8,024
Accrued interest payable	1,718	1,718

       The methods and assumptions used to estimate fair value are described as follows:
       Carrying amount is the estimated fair value for cash and short term investments, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of impaired loans are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Fair values of debt are based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items and loans held for sale are not considered material.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 7

       The factors used in the earnings per share computation follow:
	March 31,
	2010	2009
Net Income	$587,483	$805,615
Less: Distributed earnings allocated to participating securities	(613)	(1,102)
Less: Undistributed income allocated to participating securities	(309)	(167)

Net earnings allocated to common stock	$586,561	$804,346
	=========	=========
Weighted common shares outstanding
including participating securities	1,561,542	1,553,927
Less: Participating securities	(2,450)	(2,450)
Weighted average shares	1,559,092	1,551,477
	=========	=========

Basic earnings per share	$0.38	$0.52
	=========	=========

Net earnings allocated to common stock	$586,561	$804,346
	=========	=========

Weighted average shares	1,559,092	1,551,477
Add: dilutive effects of assumed exercises of stock options	1,222	1,395

Average shares and dilutive potential common shares	1,560,314	1,552,872
	=========	=========

Dilutive earnings per share	$0.38	$0.52
	=========	=========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the annual report of the registrant on Form 10-K for the year ended December 31, 2009, which report was filed with the Securities and Exchange Commission on March 16, 2010. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "expect," "should," "could," "may", "plan," "intend", "believe", "likely", "seek", "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's Annual Report on Form 10-K for the year ended December 31, 2009 and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of page15

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

sustained growth in the economy in the registrant's market areas, (v) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any event that would cause the registrant to conclude that there was impairment of any asset including intangible assets, (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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

OVERVIEW

       Total assets of the registrant remained relatively flat in the first three months of 2010, showing an increase of approximately $2.3 million, or 0.4 percent. This growth in assets was primarily funded by an approximately $1.7 million increase in deposits. Loans net of unearned income declined approximately $10.8 million in the first three months of 2010 as loan demand continued to weaken and loans totaling $1,751,607 were transferred to other real estate. The reduction in loan demand contributed to an increase in investment securities of approximately $13.3 million in the first three months of 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net income decreased $218,132 to $587,483, or $0.38 per diluted share, in the first quarter of 2010 as compared to $805,615, or $0.52 per diluted share, during the same period of 2009. The decrease in net income in the first quarter of 2010 as compared to the same period of 2009 was primarily due to increased provision for loan losses in the first quarter of 2010. Provision for loan losses totaled $1,500,000 in the first quarter of 2010, an increase of $772,298 over the provision for loan losses in the first quarter of 2009. Weak economic conditions continue to place stress on some of the registrant's borrowers, leading to a continued elevated provision for loan losses in the first quarter of 2010. Provision for loans losses is expected to remain at elevated levels throughout the remainder of 2010. Net interest income increased $436,931, or 9.1 percent to $5,234,524 in the first quarter of 2010 as compared to the same period of 2009. The increase in net interest income was primarily due to an increase in the net interest margin to 3.98 percent in the first quarter of 2010 from 3.66 percent in the first quarter of 2009.
       Net charged-off loans totaled approximately $1,150,000 in the first three months of 2010, resulting in an annualized charge-off ratio of 1.30 percent as compared to net charge-offs of approximately $114,000 in the first three months of 2009, resulting in an annualized charge-off ratio of 0.12 percent. Nonaccrual loans increased to approximately $10,302,000 at March 31, 2010 as compared to approximately $7,555,000 at December 31, 2009. The growth in other real estate owned slowed in the first three months of 2010. Other real estate owned totaled approximately $13,874,000 as compared to approximately $12,550,000 at December 31, 2009. Concerted efforts are being made to dispose of the other real estate owned. The registrant is striving to ensure that fair market value is received for its other real estate owned and that excessive discounts are not taken. Expenses related to these foreclosed assets increased approximately $89,000 in the first three months of 2010 as compared to the same period of 2009. The registrant expects total non-performing assets will continue at elevated levels, as well as expenses related to foreclosed assets, through the remainder of 2010.

Results of Operations

       Net income of the registrant was $587,483 for the first three months of 2010. This amounted to a decrease of $218,132, or 27.1 percent, compared to the first three months of 2009.  The decrease in net income in the first three months of 2010 as compared to 2009 was primarily due to increased loan loss provisions in the first three months of 2010 as compared to the same period of 2009.
       Net interest income increased $436,931, or 9.1 percent, to $5,234,524 during the first quarter of 2010 as compared to $4,797,593 for the first quarter of 2009.  Total interest income decreased $470,663, or 6.0 percent, to $7,328,917 for the first quarter of 2010 as compared to $7,799,580 for the same period in 2009. The decrease in total interest income was due primarily to a decrease in volume of the registrant's loans in the first quarter of 2010 as compared to the same period of 2009 as well as higher nonaccrual balances in 2010 and a decline in the yields earned on the registrant's investment securities, as the general level of interest rates continued at low levels, in the first quarter of 2010 as compared to the same period of 2009. The registrant saw a decrease in interest and fees on loans of $303,574 and a decrease in interest earned on investment securities of $174,828 in the first quarter of 2010 as compared to the first quarter of 2009. The decrease in interest and fees on loans was the result of a decrease in average loans outstanding of approximately $31.7 million and higher nonaccrual balances that was partially offset by an increase in yields earned on loans in the first quarter of 2010 as compared to the same period of 2009. The decrease in interest on investment securities was primarily a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $7.4 million in the first quarter of 2010 as compared to the same period of 2009.
       The increase in net interest income in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to a decrease in total interest expense of $907,594, or 30.2 percent, to $2,094,393 for the first quarter of 2010 as compared to $3,001,987 for the same period in 2009. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the first

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

quarter of 2010 as compared to the first quarter of 2009. The interest expense on time deposits decreased $905,090 in the first quarter of 2010 as compared to the first quarter of 2009 as average balances decreased $16.0 million in time deposits in the first quarter of 2010 as compared to the first quarter of 2009. The decrease in interest expense on time deposits was also caused by a decrease in average interest rates paid to 2.34 percent in the first quarter of 2010 as compared to 3.36 percent in the same period of 2009. The interest expense on savings and money market accounts decreased $30,052 in the first quarter of 2010 although the average balances held increased $6.9 million as the average interest rate paid fell to 0.68 percent in the first quarter of 2010 from 0.93 percent in the first quarter of 2009.
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
       Total non-interest income increased $251,726, or 26.3 percent, to $1,207,176 for the three-month period ended March 31, 2010 as compared to $955,450 for the same period ended March 31, 2009. Much of the increase in non-interest income was due to a $107,896 increase in mortgage banking income, a $63,830 increase in other service charges and fees primarily due to increased debit card interchange fees, a $22,585 increase in income on company-owned life insurance and a $47,475 increase in other income during the first quarter of 2010 as compared to the first quarter of 2009. The increase in other income was primarily a result of rental income received on certain properties taken into other real estate owned in 2009. Non-interest income for the first quarter of 2010 also included net gains on the sales of investment securities of $49,686 while there were no gains on the sales of investment securities for the same period of 2009. These increases were partially offset by a decrease of $38,254 in income from service charges on deposit accounts, primarily due to decreased overdraft charges, in the first quarter of 2010 as compared to the same period of 2009.
       For the three-month period ended March 31, 2010, total non-interest expenses increased $208,785, or 5.1 percent, to $4,297,346 as compared to $4,088,561 for the three-month period ended March 31, 2009. This increase in non-interest expenses was primarily due to a $101,502 increase in salaries and employee benefits primarily due to increased average salary and benefits expense per employee, an $88,763 increase in net expenses related to foreclosed assets, a $30,325 increase in other operating expenses and a $26,153 increase in FDIC insurance expense in the first quarter of 2010 as compared to the same period of 2009. The increase in other operating expenses was primarily due to increased fees paid to external service providers as well as increased data processing expenses that were partially offset by decreased education and postage expenses. These increases in non-interest expenses were partially offset by decreases of $19,891 in advertising and public relations, $12,866 in net occupancy expenses and $5,201 in furniture and equipment expense in the first quarter of 2010 as compared to the same period of 2009.
       As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Effective April 1, 2009, insurance assessments range from 0.07% to 0.78%, depending on an institution's risk classification and other factors.
       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in FDIC insurance expense for 2009. Prepaid FDIC insurance had a balance of $2.96 million at March 31, 2010 as a $212,000 reduction was made for applicable FDIC insurance premiums in the first quarter of 2010.
       The provision for loan losses for the three months ended March 31, 2010, increased $772,298 to $1,500,000 from $727,702 over the same period of 2009. The size of the provision for loan losses in both periods primarily reflected the effects of weaker local and national economic conditions upon the loan

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

portfolio, particularly within the real estate segment of the portfolio and primarily real estate construction and development loans. The continuing economic weakness continues to stress many of the Bank's loan customer's, leading to the increased provision for loan losses in the first quarter of 2010 as compared to the same period of 2009. The provision for loan losses is likely to continue at elevated levels for the remainder of 2010 due to continuing economic weakness that is forecasted through the end of the year. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended March 31, 2010, income before taxes decreased $292,426, or 31.2 percent, to $644,354 as compared to $936,780 for the three months ended March 31, 2009.  Applicable income taxes decreased $74,294, or 56.6 percent for the three-month period ended March 31, 2010 as compared to the same period in 2009. Income taxes declined in greater proportion than pre-taxable income in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to reduced income before taxes while tax free income proportionately increased in the first quarter of 2010 as compared to the first quarter of 2009..
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the three months ended March 31, 2010 (annualized) and for the year ended December 31, 2009.

	For the three months ended	For year ended
	March 31, 2010 (annualized)	December 31, 2009
Return on assets	0.39%	0.37%
Return on equity	4.72%	4.42%

Financial Condition

       The registrant's total assets increased 0.4 percent to $611,735,941 during the three months ended March 31, 2010, from $609,427,331 at December 31, 2009. Total loans, net of unearned income were $359,826,699 at March 31, 2010, a 2.9 percent decrease compared to $370,609,396 at December 31, 2009. Securities available-for-sale increased to $165,155,813 at March 31, 2010 from $151,849,944 at December 31, 2009.   At March 31, 2010, there was an unrealized gain on available-for-sale securities, net of tax, of $1,543,466, as compared to an unrealized gain on available-for-sale securities, net of tax, of $1,734,079 at December 31, 2009.
       Total liabilities increased by 0.4 percent to $559,715,547 at March 31, 2010, compared to $557,476,826 at December 31, 2009. This increase was primarily due to a $3,918,208, or 0.8 percent, increase in interest- bearing deposits at March 31, 2010 as compared to December 31, 2009.
       Non-performing assets increased to $24,735,658 at March 31, 2010 as compared to $20,113,026 at December 31, 2009.  The increase in non-performing assets at March 31, 2010 as compared to December 31, 2009, was primarily due to increases in other real estate owned and non-accrual loans. Non-performing assets at March 31, 2010 included $13,874,068 in other real estate owned, $10,301,663 in non-accrual loans,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

and $559,927 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were $7,301,686 in restructured loans at March 31, 2010. Other real estate owned increased substantially during 2009 as loan customers defaulted and the Bank foreclosed on properties securing these loans, primarily consisting of construction and development, agricultural real estate and 1-4 family real estate properties. The balance of non-accrual loans at March 31, 2010 consisted primarily of construction and land development loans, one-to-four family real estate loans and commercial real estate loans. Other real estate owned continued to increase during the first quarter of 2010, although at a slower pace.   At December 31, 2009, the corresponding amounts of non-performing assets were $12,550,296 in other real estate owned, $7,554,750 in non-accrual loans and $7,980 in loans past due 90 days or more and accruing interest. There were $7,307,350 in restructured loans at December 31, 2009. Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009 and March 31, 2010. The allowance for loan losses was 72.2% of the balance of nonaccrual loans at March 31, 2010 as compared to 93.8% at December 31, 2009.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2010 if the above nonaccrual loans had been current in accordance with their original terms was approximately $376,000.
      Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2010, there were approximately $14,856,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $7,951,000 in loans that were classified as "substandard" and accruing interest as of March 31, 2009 and $19,677,000 of such loans at December 31, 2009.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (35 percent of total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (41 percent of total risk-based capital), loans secured by subdivision land (30 percent of total risk-based capital), loans to religious organizations (30 percent of risk-based capital), loans secured by hotel and motel properties (29 percent of total risk-based capital) and loans to gasoline stations with convenience stores (28 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

maintain an allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the three months ended March 31, 2010, the registrant had net loan charge-offs of approximately $1,150,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 1.30 percent (annualized). This compares to net charge-offs of approximately $114,000 for the three months ended March 31, 2009 for a net charge-off ratio of 0.12 percent (annualized). Management expects that net loan charge-offs and provision expense for loan losses for the remainder of 2010 are likely to continue at elevated levels due to continuing weak economic conditions.
       The total allowance for loan losses increased to $7,435,329 as of March 31, 2010 from $7,085,316 as of December 31, 2009. The ratio of the allowance for loan losses to loans net of unearned income was 2.07 percent at March 31, 2010 as compared to 1.91 percent at December 31, 2009. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $2,217,259 between December 31, 2009 and March 31, 2010. Cash and cash equivalents remained at elevated levels at March 31, 2010 as the registrant sought increased liquidity during this period of weakened economic activity.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $8,728,000 at March 31, 2010, representing 5.3 percent of the registrant's investment portfolio as compared to $11,882,000, or 8.0 percent, one year earlier and $8,899,000, or 5.9 percent, at December 31, 2009. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2010, the registrant had approximately $136,628,000 in loans maturing within one year. The registrant had $5,865,000 in federal funds sold at March 31, 2010, compared to $2,365,000 as of December 31, 2009. The registrant also had approximately $29,342,000 in cash and due from banks at March 31, 2010 as compared to approximately $35,060,000 at December 31, 2009.
       The registrant does not anticipate that there will be any unusual demands, commitments, or events that could adversely impact the liquidity of the registrant for the remainder of 2010.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

	Amount at
	March 31, 2010	December 31, 2009
Commitments to extend credit	$55,842,731	$56,956,444
Standby letters of credit	2,065,578	2,436,778
Mortgage loans sold with repurchase
requirements outstanding	8,960,304	9,172,591

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2010, the registrant had total borrowings of $7,721,848 and had approximately $22,901,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At March 31, 2010, the registrant had no federal funds purchased and had $20,000,000 in additional federal funds lines available from correspondent banks.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Management believes, as of March 31, 2010 and December 31, 2009, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of March 31, 2010 and December 31, 2009.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of March 31, 2010
Total Capital to risk weighted assets
FPNC	$55,908	12.96%	$34,500	>	8.00%	N/A
FNB	55,523	12.88	34,494	>	8.00	43,118	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,477	11.70	17,250	>	4.00	N/A
FNB	50,092	11.62	17,247	>	4.00	25,871	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,477	8.34	24,215	>	4.00	N/A
FNB	50,092	8.28	24,212	>	4.00	30,266	>	5.00

As of December 31, 2009
Total Capital to risk weighted assets
FPNC	$55,720	12.72%	$35,035	>	8.00%	N/A
FNB	54,981	12.56	35,030	>	8.00	43,787	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,216	11.47	17,517	>	4.00	N/A
FNB	49,477	11.30	17,515	>	4.00	26,272	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,216	8.34	24,087	>	4.00	N/A
FNB	49,477	8.22	24,084	>	4.00	30,105	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of March 31, 2010, the -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 7.2 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.1 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,036,000, or 9.7 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $1,104,000, or 5.3 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is slightly outside the Bank's limit of -9.0%, however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific

PART I - FINANCIAL INFORMATION
____________________________________________

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Continued)

conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended March 31, 2010.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors.

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)  None

    (b)  None

    (c)  None

PART II - OTHER INFORMATION
____________________________________________

Item 3.  Defaults upon Senior Securities.

      None

Item 4. Removed and Reserved.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  May 10, 2010                                                /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  May 10, 2010                                                /s/Tracy Porterfield
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