Form 10-Q
period 2010-06-30
FIRST PULASKI NATIONAL CORP
filed 2010-08-09
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2010

or

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

Common Stock, $1.00 par value -- 1,561,408 shares outstanding as of August 1, 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2010	2009
Cash and due from banks	$36,506,638	$35,059,572
Federal funds sold	1,315,000	2,365,000
Cash and cash equivalents	37,821,638	37,424,572

Interest bearing balances with banks	540,950	537,800
Securities available for sale	169,701,175	151,849,944

Loans
Loans held for sale	1,301,717	1,137,198
Loans net of unearned income	356,094,937	370,609,396
Allowance for loan losses	(7,930,427)	(7,085,316)
Total net loans	349,466,227	364,661,278

Bank premises and equipment	19,891,972	18,876,012
Accrued interest receivable	3,474,318	4,129,377
Other real estate	14,183,337	12,550,296
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,241,905	10,040,788
Prepaid FDIC insurance	2,742,376	3,170,678
Prepayments and other assets	5,123,181	4,660,086
TOTAL ASSETS	$614,713,579	$609,427,331
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$84,494,546	$76,690,682
Interest bearing balances	461,751,674	466,286,333
Total deposits	546,246,220	542,977,015

Securities sold under repurchase agreements	1,949,581	1,959,144
Other borrowed funds	7,663,849	7,779,029
Accrued interest payable	1,486,678	1,631,727
Other liabilities	4,169,254	3,129,911

TOTAL LIABILITIES	561,515,582	557,476,826

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,561,408 and 1,559,016 shares issued and outstanding, respectively	1,561,408	1,559,016
Capital surplus	1,197,431	1,051,367
Retained earnings	48,476,621	47,606,043
Accumulated other comprehensive income, net	1,962,537	1,734,079

TOTAL SHAREHOLDERS' EQUITY	53,197,997	51,950,505

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$614,713,579	$609,427,331
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Loans, including fees	$6,376,408	$6,676,405	$12,535,685	$13,139,256
Investment securities	1,131,470	1,186,037	2,252,352	2,481,747
Federal funds sold and other	18,042	6,237	34,647	15,150
Dividends	18,662	18,661	50,815	50,767
Total interest income	7,544,582	7,887,340	14,873,499	15,686,920

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	80,733	118,837	183,773	222,658
Savings & MMDAs	85,107	141,753	212,413	299,111
Time	1,709,058	2,321,405	3,494,316	5,011,753
Repurchase agreements	7,320	5,977	13,804	12,845
Borrowed funds	71,714	59,924	144,019	103,516
Total interest expense	1,953,932	2,647,896	4,048,325	5,649,883

NET INTEREST INCOME	5,590,650	5,239,444	10,825,174	10,037,037

Provision for loan losses	1,050,000	1,450,000	2,550,000	2,177,702

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	4,540,650	3,789,444	8,275,174	7,859,335

NON-INTEREST INCOME:
Service charges on deposit accounts	551,887	569,126	1,038,296	1,093,789
Commissions and fees	80,872	79,555	165,997	166,172
Other service charges and fees	213,688	115,029	396,797	234,308
Income on company-owned life insurance	100,220	121,435	201,117	199,747
Mortgage banking income	147,120	115,990	374,567	235,541
Gain on the sale of securities	(3,010)	84,554	46,676	84,554
Other income	101,865	8,320	176,368	35,348
Total non-interest income	1,192,642	1,094,009	2,399,818	2,049,459

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,378,471	$2,371,307	$4,821,765	$4,713,099
Occupancy expense, net	460,184	412,644	901,345	866,671
Furniture and equipment expense	177,694	201,910	341,907	371,324
Advertising and public relations	156,805	140,792	267,000	270,878
Foreclosed assets, net	(14,506)	22,034	84,981	32,758
FDIC insurance expense	237,463	513,527	463,699	713,610
Impairment of available for sale equity
securities and other equity investments	39,200	144,408	39,200	144,408
Other operating expenses	876,294	763,464	1,689,054	1,545,899
Total non-interest expense	4,311,605	4,570,086	8,608,951	8,658,647

Income before taxes	1,421,687	313,367	2,066,041	1,250,147
Applicable income tax expense (benefit)	357,286	(108,563)	414,157	22,602

NET INCOME	$1,064,401	$421,930	$1,651,884	$1,227,545
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.68	$0.27	$1.06	$0.79
	===========	===========	===========	===========
Diluted	$0.68	$0.27	$1.06	$0.79
	===========	===========	===========	===========

Comprehensive income
Net income	$1,064,401	$421,930	$1,651,884	$1,227,545
Reclassification adjustment for gains included
in net income, net of tax	1,857	(52,178)	(28,804)	(52,178)
Change in unrealized gains (losses) on
available for sale securities, net of tax	417,214	474,140	257,262	(302,700)
Comprehensive income	$1,483,472	$843,892	$1,880,342	$872,667
	===========	===========	===========	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2010

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2010	$1,559,016	$1,051,367	$47,606,043	$1,734,079	$51,950,505

Comprehensive income:
Net Income			1,651,884		1,651,884

Reclassification adjustment
for gains included in net
income, net of tax				(28,804)	(28,804)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				257,262	257,262

Comprehensive income					1,880,342

Cash Dividends
($0.50 per share)			(781,306)		(781,306)

Compensation expense for
restricted stock		67,375			67,375

Tax benefit arising from exercise
of director stock options		4,020			4,020

Exercise of stock options	500	16,500			17,000

Vesting of restricted stock	800	(800)			-

Issuance of common stock through
dividend reinvestment plan	1,092	58,969			60,061

Balance, June 30, 2010	$1,561,408	$1,197,431	$48,476,621	$1,962,537	$53,197,997
	===========	===========	============	============	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2009

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (loss)	Total

Balance, January 1, 2009	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868

Comprehensive income:
Net Income			1,227,545		1,227,545

Reclassification adjustment
for gains included in net
income, net of tax				(52,178)	(52,178)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(302,700)	(302,700)

Comprehensive income					872,667

Cash Dividends
($0.90 per share)			(1,399,259)		(1,399,259)

Compensation expense for
restricted stock		67,375			67,375

Tax benefit arising from exercise
of director stock options		3,829			3,829

Exercise of stock options	500	17,000			17,500

Vesting of restricted stock	800	(800)			-

Balance, June 30, 2009	$1,552,707	$737,389	$47,693,964	$610,920	$50,594,980
	===========	===========	============	============	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,651,884	$1,227,545
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	2,550,000	2,177,702
Depreciation of premises and equipment	497,788	442,739
Amortization and accretion of investment securities, net	400,714	281,146
Deferred income tax benefit	(499,695)	(531,636)
(Gain) loss on sale of other assets	(334,452)	9,097
Security gains, net	(46,676)	(84,554)
Stock-based compensation expense	67,375	67,375
Loans originated for sale	(11,747,408)	(9,924,656)
Proceeds from sale of loans	11,957,456	10,867,971
Gain on sale of loans	(374,567)	(235,541)
Impairment of available for sale equity securities and other equity investments	39,200	144,408
Increase in cash surrender value of life insurance	(201,117)	(199,747)
Decrease in accrued interest receivable	655,059	459,458
Decrease (increase) in prepayments/other assets	322,722	(9,262)
Decrease in accrued interest payable	(145,049)	(389,058)
Increase (decrease) in accrued taxes	293,708	(831,622)
Increase in other liabilities	745,635	558,390
Net cash from operating activities	5,832,577	4,029,755

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	52,305,968	40,373,215
Proceeds from sale of investment securities	5,533,056	5,745,122
Purchase of investment securities available for sale	(75,712,855)	(56,053,986)
Increase in interest bearing balances with banks	(3,150)	(2,213)
Net decrease (increase) in loans	7,763,859	(108,638)
Capital expenditures	(1,514,613)	(795,897)
Proceeds from sale of other assets	3,747,987	214,062
Net cash used by investing activities	(7,879,748)	(10,628,335)

Cash flows from financing activities:
Proceeds from borrowings	-	5,000,000
Net increase in deposits	3,269,205	3,731,473
Cash dividends paid	(781,306)	(1,399,259)
Proceeds from exercise of stock options, including tax benefit	21,020	21,329
Proceeds from issuance of common stock	60,061	-
Net decrease in securities sold under repurchase agreements	(9,563)	(169,948)
Borrowings repaid	(115,180)	(119,107)
Net cash from financing activities	2,444,237	7,064,488

Net decrease in cash and cash equivalents	397,066	465,908
Cash and cash equivalents at beginning of period	37,424,572	24,176,928
Cash and cash equivalents at end of period	$37,821,638	$24,642,836
	=========	=========
Supplemental cash flow information
Interest paid	4,193,374	6,039,086
Income taxes paid	453,000	1,426,585

Supplemental noncash disclosures
Transfers from loans to other real estate owned	5,051,902	4,091,215

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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and no shares were issued under the 1994 Plan during the first six months of 2010.
       As there are no unvested stock options as of January 1, 2010, and no stock options were granted in the first six months of 2010, there was no share-based compensation expense or tax benefit recorded in the first six months of 2010 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the previously issued restricted shares. In addition, there were no unrecognized compensation costs related to stock options at June 30, 2010.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2009 fiscal year and the first six months of 2010:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2009	9,725	$45.09
Granted	-	-
Exercised	(725)	33.76
Expired	-	-
Outstanding December 31, 2009	9,000	$46.00
	==========	===========
Exercisable December 31, 2009	9,000	$46.00
	==========	===========

Outstanding January 1, 2010	9,000	$46.00
Granted	-	-
Exercised	(500)	34.00
Expired	-	-
Outstanding June 30, 2010	8,500	$46.71
	==========	===========
Exercisable June 30, 2010	8,500	$46.71
	==========	===========

       The aggregate intrinsic value of outstanding options shown in the table at June 30, 2010 was approximately $71,000 based on $55.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to and/or prior to June 30, 2010. The weighted average remaining term of the stock options in the table above was 2.8 years as of June 30, 2010.
       Cash received from the exercise of stock options during the six months ended June 30, 2010 and 2009 was $17,000 and $17,500, respectively. The total intrinsic value of stock options exercised was $10,500 and $10,000, respectively, for the six months ended June 30, 2010 and 2009.
       At June 30, 2010, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first six months of 2010 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the six months ended June 30, 2010, the registrant recognized $67,375 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the six months ended June 30, 2010 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	8,150	$55.00
Granted	-	55.00
Vested	(800)	55.00
Forfeited	-	-

Nonvested at June 30, 2010	7,350	$55.00
	==========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At June 30, 2010, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       As of June 30, 2010, there was $353,375 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the six months ended June 30, 2010 and June 30, 2009 was $44,000 for each period.

Note 3

Recent Accounting Pronouncements:
       In June 2009, the FASB amended previous guidelines relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. Treasury securities	$101,207	$1,582	$-	$102,789
U.S. Government sponsored entities	103,263,004	1,236,667	3,908	104,495,763
Obligations of states and
political subdivisions	40,358,699	1,325,584	16,756	41,667,527
Mortgage-backed securities-residential	22,771,789	650,617	14,510	23,407,896
Total debt securities	166,494,699	3,214,450	35,174	169,673,975
Equity Securities	27,200	-	-	27,200
Total	$166,521,899	$3,214,450	$35,174	$169,701,175
	===========	===========	===========	===========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31,2009	Cost	Gains	Losses	Value
U.S. Treasury securities	$102,113	$2,266	$-	$104,379
U.S. Government sponsored entities	85,056,903	790,095	64,887	85,782,111
Obligations of states and
political subdivisions	47,569,593	1,667,980	38,609	49,198,964
Mortgage-backed securities-residential	16,246,296	432,073	1,879	16,676,490
Total debt securities	148,974,905	2,892,414	105,375	151,761,944
Equity Securities	66,400	21,600	-	88,000
Total	$149,041,305	$2,914,014	$105,375	$151,849,944
	===========	===========	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Available
		for Sale
	Amortized Cost	Fair Value
Due in one year or less	$7,325,434	$7,385,881
Due after one year through five years	114,945,961	117,046,048
Due after five years through ten years	20,452,321	20,836,132
Due after ten years	999,194	998,018
Mortgage-backed-residential	22,771,789	23,407,896
TOTAL	$166,494,699	$169,673,975
	============	============

       Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Entities	$2,376,230	$3,908	$-	$-	$2,376,230	$3,908
Obligations of States and
Political Subdivisions	1,941,955	16,756	-	-	1,941,955	16,756
Mortgage-backed securities
- residential	2,046,702	14,510	-	-	2,046,702	14,510
Total Temporarily Impaired
Securities	$6,364,887	$35,174	$-	$-	$6,364,887	$35,174
	==========	========	==========	========	==========	========

December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Entities	$7,469,171	$64,887	$-	$-	$7,469,171	$64,887
Obligations of States and
Political Subdivisions	1,956,655	11,829	233,220	26,780	2,189,875	38,609
Mortgage-backed securities
- residential	1,856,216	1,879	-	-	1,856,216	1,879
Total Temporarily Impaired
Securities	$11,282,042	$78,595	$233,220	$26,780	$11,515,262	$105,375
	==========	========	==========	========	==========	========

       Proceeds from sales of securities available for sale were $211,991 and $5,745,122 for the three months ended June 30, 2010 and 2009, respectively, and $5,533,056 and $5,745,122 for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $77,464 and $91,982 and gross losses of $30,788 and $7,428 were realized on these sales for the first six months of 2010 and 2009, respectively.
       Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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
       As of June 30, 2010, the registrant's security portfolio consisted of 307 securities, 13 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of state and political subdivisions and residential mortgage-backed securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
       The registrant's equity securities consist of floating rate preferred stock issued by Federal National Mortgage Association ("FNMA"). For the quarter ended June 30, 2010, the registrant recognized a $39,200 pre-tax charge for the other-than-temporary decline in fair value on these FNMA securities. As required by accounting guidance, when a decline in fair value below cost for an equity security is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The market value of the perpetual preferred securities of FNMA owned by the registrant declined, leading to the charge to earnings for other-than-temporary impairment.
       The Company held common stock in Silverton Financial Services, Inc. ("Silverton") in the amount of $144,408 that was classified as an other asset on the Company's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Company recorded a capital loss of $144,408 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company had sufficient capital gains to offset the capital loss for federal income tax purposes.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at June 30, 2010 and December 31, 2009 were as follows:

		June 30,	December 31,
		2010	2009
	Construction and land development	$35,262,564	$40,911,778
	Commercial and industrial	39,133,330	38,852,794
	Agricultural	5,255,476	5,940,188
	Real estate loans secured by:
	Farmland	35,048,738	35,243,009
	Residential property	87,264,056	90,797,206
	Nonresidential, nonfarm	122,285,933	127,495,696
	Consumer	23,565,354	24,757,088
	Other loans	9,850,809	8,085,835
	Subtotal	357,666,260	372,083,594
Less:	Net deferred loan fees	(269,606)	(337,000)
	Allowance for loan losses	(7,930,427)	(7,085,316)
	Loans, net	$349,466,227	$364,661,278
		============	============

       Activity in the allowance for the six months ended June 30, 2010 and 2009 was as follows:

	Six months ended June 30,
	2010	2009
Beginning balance	$7,085,316	$5,219,956
Provision for loan losses	2,550,000	2,177,702
Loans charged-off	(1,759,841)	(1,674,665)
Recoveries	54,952	76,543
Ending balance	$7,930,427	$5,799,536
	===========	===========

       Individually impaired loans were as follows:

	June 30,	December 31,
	2010	2009
Quarter-end loans with no allocated allowance
for loan losses	$11,575,480	$7,438,253
Quarter-end loans with allocated allowance
for loan losses	2,212,616	4,297,943
Total	$13,788,096	$11,736,196
	==========	==========

Amount of the allowance for loan losses allocated	$120,364	$446,776

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Nonaccrual loans and loans past due 90 days still on accrual were as follows:
	June 30,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$9,301	$7,980
Nonaccrual loans	9,713,506	7,554,750

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2010 using			December 31, 2009 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$102,789		$102,789	$104,379		$104,379
Obligations of U.S. Government
Sponsored Agencies	104,495,763		104,495,763	85,782,111		85,782,111
Obligations of States and
Political Subdivisions	41,667,527		41,667,527	49,198,964		49,198,964
Mortgage-backed securities
- residential	23,407,896		23,407,896	16,676,490		16,676,490
Equity securities	27,200	27,200		88,000	88,000
Total	$169,701,175	$27,200	$169,673,975	$151,849,944	$88,000	$151,761,944
	===========	===========	===========	===========	===========	===========

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements at
		June 30, 2010 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,092,252	$-	$2,092,252
Other real estate owned	1,057,500	-	1,057,500

		Fair Value Measurements at
		December 31, 2009 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$3,851,167	$-	$3,851,167
Other real estate owned	1,057,500	-	1,057,500

       Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,212,616, with a valuation allowance of $120,364, resulting in an additional provision for loan losses of $26,765 for the three and six months ended June 30, 2010 as compared to a valuation allowance of $357,333 at June 30, 2009, resulting in an additional provision for loan losses of $103,615 for the six-months ended June 30, 2009 and no additional provision for loan losses for the three months ended June 30, 2009.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $14,183,337 as of June 30, 2010. Included in this amount were properties that were written down to fair value totaling $1,057,500 resulting in additional foreclosed asset expense of $352,000 in the year ended December 31, 2009. No write-downs have occurred on properties held as other real estate in 2010. No write-downs had occurred on properties held as other real estate owned in six months or three months ended June 30, 2009.
       Carrying amount and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 were as follows:
	June 30, 2010		December 31, 2009
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$38,363	$38,363	$37,962	$37,962
Securities	169,701	169,701	151,850	151,850
Loans, net	349,466	346,744	364,661	360,650
Accrued interest receivable	3,474	3,474	4,129	4,129

Financial liabilities:
Deposits	546,246	547,738	542,977	544,926
Securities sold under repurchase agreements	1,950	1,950	1,959	1,959
Other borrowed funds	7,664	8,112	7,779	8,021
Accrued interest payable	1,487	1,487	1,632	1,632

       The methods and assumptions used to estimate fair value are described as follows:
       Carrying amount is the estimated fair value for cash and short term investments, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of impaired loans are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Fair values of debt are based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability, therefore it has been excluded from the table above. The fair value of off-balance-sheet items and loans held for sale are not considered material.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 7

       The factors used in the earnings per share computation follow:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$1,064,401	$421,930	$1,651,884	$1,227,545
Less: Distributed earnings allocated to participating securities	(612)	(1,102)	(1,225)	(2,205)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(1,056)	438	(1,365)	271

Net earnings allocated to common stock	$1,062,733	$421,266	$1,649,294	$1,225,611
	==========	==========	==========	==========

Weighted common shares outstanding
including participating securities	1,563,135	1,555,011	1,562,343	1,554,472
Less: Participating securities	(2,450)	(2,450)	(2,450)	(2,450)
Weighted average shares	1,560,685	1,552,561	1,559,893	1,552,022
	==========	==========	==========	==========
Basic earnings per share	$0.68	$0.27	$1.06	$0.79
	==========	==========	==========	==========

Net earnings allocated to common stock	$1,062,733	$421,266	$1,649,294	$1,225,611
	==========	==========	==========	==========

Weighted average shares	1,560,685	1,552,561	1,559,893	1,552,022
Add: dilutive effects of assumed exercises of stock options	1,175	1,305	1,199	1,350

Average shares and dilutive potential common shares	1,561,860	1,553,866	1,561,092	1,553,372
	==========	==========	==========	==========
Dilutive earnings per share	$0.68	$0.27	$1.06	$0.79
	==========	==========	==========	==========

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
      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's Annual Report on Form 10-K for the year ended December 31, 2009 and, without

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the registrant's market areas, (v) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any event that would cause the registrant to conclude that there was impairment of any asset including intangible assets, (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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
       The historical allowance is calculated by applying loss factors to outstanding loans. For purposes of the quarterly review, the loan portfolio is separated by loan type, and each type is treated as a homogeneous pool. Each loan is assigned a risk rating by loan officers using established credit policy guidelines. These risk ratings are periodically reviewed and all risk ratings are subject to review by an independent Credit Review Department. Each risk rating is assigned an allocation percentage which, when multiplied times the dollar value of loans in that risk category, results in the amount of the allowance for loan losses allocated to these loans. Allocation percentages are based on the registrant's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date.
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
       Other Real Estate Owned acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OVERVIEW

       Total assets of the registrant remained relatively flat in the first six months of 2010, showing an increase of approximately $5.3 million, or 0.9 percent. This growth in assets was primarily funded by an approximately $3.3 million increase in deposits in the first six months of 2010. Loans net of unearned income declined approximately $14.5 million in the first six months of 2010 as weak loan demand continued and loans totaling $5,051,902 were transferred to other real estate. Weak loan demand and deposit growth contributed to an increase in investment securities of approximately $17.9 million in the first six months of 2010.
       Net income increased $642,471 to $1,064,401, or $0.68 per diluted share, in the second quarter of 2010 as compared to $421,930, or $0.27 per diluted share, during the same period of 2009. The increase in net income in the second quarter of 2010 as compared to the same period of 2009 was primarily due to an increase in net interest income of $351,206, or 6.7 percent, to $5,590,650 in the second quarter of 2010 as compared to $5,239,444 in the same period of 2009. The increase in net interest income was primarily due to an increase in the net interest margin to 4.17 percent in the second quarter of 2010 from 3.94 percent in the second quarter of 2009. FDIC insurance assessments decreased $276,064 in the second quarter of 2010 as compared to the same period of 2009, primarily reflecting the Bank's share of the FDIC's special assessment imposed on all financial institutions on June 30, 2009. Provision for loan losses decreased $400,000 in the second quarter of 2010 as compared to the same period of 2009; however, it remained at elevated levels.
       Net income increased $424,339 to $1,651,884, or $1.06 per diluted share, in the first six months of 2010 as compared to $1,227,545, or $0.79 per diluted share, during the same period of 2009. The increase in net income in the first six months of 2010 as compared to the same period of 2009 was primarily due to an increase in net interest income of $788,137, or 7.9 percent, to $10,825,174 in the first six months of 2010 as compared to $10,037,037 in the same period of 2009. The increase in net interest income was primarily due to an increase in the net interest margin to 4.07 percent in the first six months of 2010 from 3.80 percent in the first six months of 2009. Also, non-interest income increased $350,359 in the first six months of 2010 as compared to the same period of 2009 primarily due to increased mortgage banking income, increased debit card interchange fees and increased rental income received on certain properties taken into other real estate owned in the first six months 2010 as compared to the same period of 2009. Provision for loan losses totaled $2,550,000 in the first six months of 2010, an increase of $372,298 over the provision for loan losses in the first six months of 2009. Weak economic conditions continue to place stress on some of the registrant's borrowers, leading to a continued elevated provision for loan losses in the first six months of 2010. Provision for loans losses is expected to remain at elevated levels throughout the remainder of 2010.
       Net charged-off loans totaled approximately $1,705,000 in the first six months of 2010, resulting in an annualized charge-off ratio of 0.97 percent as compared to net charge-offs of approximately $1,598,000 in the first six months of 2009, resulting in an annualized charge-off ratio of 0.82 percent. Nonaccrual loans decreased to approximately $9,714,000 at June 30, 2010 from approximately $10,302,000 at March 31, 2010, however nonaccrual loans increased as compared to approximately $7,555,000 at December 31, 2009. The growth in other real estate owned continued to slow in the first six months of 2010. Other real estate owned totaled approximately $14,183,000 at June 30, 2010 as compared to approximately $13,874,000 at March 31, 2010 and to approximately $12,550,000 at December 31, 2009. Concerted efforts are being made to dispose of the other real estate owned. The registrant is striving to ensure that fair market value is received for its other real estate owned and that excessive discounts are not taken. The registrant expects total non-performing assets will continue at elevated levels, as well as expenses related to foreclosed assets, through the remainder of 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations

       Net income of the registrant was $1,651,884 for the first six months of 2010. This amounted to an increase of $424,339, or 34.6 percent, compared to the first six months of 2009.  For the three-month period ended June 30, 2010, net income was $1,064,401, an increase of $642,471, or 152.3 percent, as compared to the three months ended June 30, 2009.
       Net interest income increased $351,206, or 6.7 percent, to $5,590,650 during the second quarter of 2010 as compared to $5,239,444 for the second quarter of 2009.  Total interest income decreased $342,758, or 4.3 percent, to $7,544,582 for the second quarter of 2010 as compared to $7,887,340 for the same period in 2009. The decrease in total interest income was due primarily to a decrease in average loans outstanding and a decrease in the yields earned on the registrant's investment securities in the second quarter of 2010 as compared to the same period of 2009. The registrant saw a decrease in interest and fees on loans of $299,997 and a decrease in interest earned on investment securities of $54,567 in the second quarter of 2010 as compared to the second quarter of 2009. The decrease in interest and fees on loans was the result of a decrease in average loans outstanding of approximately $39.9 million that was partially offset by an increase in yields earned on loans in the second quarter of 2010 as compared to the same period of 2009. The decrease in interest on investment securities was primarily a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $23.1 million in the second quarter of 2010 as compared to the second quarter of 2009.
       The increase in net interest income in the second quarter of 2010 as compared to the second quarter of 2009 was primarily due to a decrease in total interest expense of $693,964, or 26.2 percent, to $1,953,932 for the second quarter of 2010 as compared to $2,647,896 for the same period in 2009. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the second quarter of 2010 as compared to the second quarter of 2009. The interest expense on time deposits decreased $612,347 in the second quarter of 2010 as compared to the second quarter of 2009 as the average interest rate paid on time deposits fell to 2.24 percent in the second quarter of 2010 as compared to 2.95 percent in the second quarter of 2009. The average balances held in time deposits also decreased $9.9 million in the second quarter of 2010 as compared to the second quarter of 2009. The interest expense on savings and money market accounts decreased $56,646 in the second quarter of 2010 as the average balances held increased $8.1 million and the average interest rate paid fell to 0.44 percent in the second quarter of 2010 from 0.82 percent in the second quarter of 2009. The interest expense on NOW accounts decreased $38,104 in the second quarter of 2010 as compared to the same period of 2009 as the average balances held increased $9.7 million and the average interest rate paid fell to 0.37 percent in the second quarter of 2010 as compared to 0.62 percent for the same period of 2009.
       Net interest income of the registrant for the six-month period ended June 30, 2010 increased by $788,137, or 7.9 percent, to $10,825,174 as compared to $10,037,037 for the six months ended June 30, 2009. Total interest income decreased $813,421, or 5.2 percent, for the first six months of 2010 as compared to the same period in 2009. This decrease was primarily the result of a $603,571 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily the result of a decrease in average loans outstanding of approximately $35.8 million that was partially offset by an increase in yields earned on loans in the first six months of 2010 as compared to the same period of 2009. Interest on investment securities also decreased by $229,395 in the first six months of 2010 as compared to the same period of 2009, primarily as a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $15.3 million in the first six months of 2010 as compared to same period of 2009.
       The increase in net interest income in the first six months of 2010 as compared to the same period in 2009 was primarily due to a decrease in total interest expense of $1,601,558, or 28.3 percent, to $4,048,325 for the first six months of 2010 as compared to $5,649,883 for the same period in 2009. The decrease in total interest expense was primarily caused by a $1,517,437 decrease in interest expense on time deposits for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease in interest

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

expense on time deposits was primarily due to lower interest rates paid in the first six months of 2010 as well as a decrease in the average balance of time deposits of $12.9 million as compared to the same period of 2009. The average interest rate paid decreased to 2.29 percent in the first six months of 2010 as compared to 3.16 percent in the first six months of 2009. The interest expense on savings and money market accounts decreased $86,698 in the first six months of 2010 as the average balances held increased $7.5 million and the average interest rate paid fell to 0.56 percent from 0.88 percent in the first six months of 2010 as compared to the same period of 2009.
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
       Total non-interest income increased $98,633, or 9.0 percent, to $1,192,642 for the three-month period ended June 30, 2010 as compared to $1,094,009 for the three-month period ended June 30, 2009. Much of the increase in non-interest income was due to a $98,659 increase in other service charges and fees primarily due to increased debit card interchange fees as well as a $93,545 increase in other income. The increase in other income was primarily a result of rental income received on certain properties taken into other real estate owned in 2009 and 2010. These increases were partially offset by decreases of $87,564 in gain on the sale of securities and $21,215 in income on company-owned life insurance in the second quarter of 2010 as compared to the same period of 2009.
       Total non-interest income increased $350,359, or 17.1 percent, to $2,399,818 for the six-month period ended June 30, 2010 as compared to $2,049,459 for the same period ended June 30, 2009. The increase in non-interest income was primarily due to a $162,489 increase in other service charges and fees, a $141,020 increase in other income and a $139,026 increase in mortgage banking income. The increase in other service charges and fees was primarily due to increased debit card interchange fees in the first six months of 2010 as compared to the same period of 2009. The increase in other income was primarily a result of rental income received on certain properties taken into other real estate owned in 2009 and 2010. These increases were partially offset by a decrease of $55,493 in income from service charges on deposit accounts, primarily due to decreased overdraft charges, in the first six months of 2010 as compared to the same period of 2009. Also, gain on the sales of investment securities decreased $37,878 in the first six months of 2010 as compared to the same period of 2009.
       For the three-month period ended June 30, 2010, total non-interest expenses decreased $258,481, or 5.7 percent, to $4,311,605 as compared to $4,570,086 for the three-month period ended June 30, 2009. This decrease in non-interest expenses was primarily due to a $276,064 decrease in FDIC insurance expense in the three-month period ended June 30, 2010 as compared to the same period of 2009. This decrease in FDIC insurance expense was primarily due to a $276,000 expense related to a special assessment that was assessed against all FDIC insured financial institutions on June 30, 2009 that significantly increased this expense in the three-month period ended June 30, 2009. Also, the impairment of available for sale securities decreased $105,208 in the second quarter of 2010 as compared to the same period of 2009. The registrant incurred a write-down of its investment in Federal National Mortgage Association ("FNMA") preferred stock securities of $39,200 in the second quarter of 2010. A capital loss of $144,408 was incurred in the second quarter of 2009 relating to the registrant's investment in common stock of Silverton Financial Services, Inc. ("Silverton") that was classified as an other asset on the registrant's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Company recorded a capital loss of $144,408 to write-down the registrant's investment in Silverton to $0 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company had sufficient capital gains to offset the capital loss for federal and state income tax purposes. These decreases in non-interest income were partially offset by increases of $112,830 in other expenses and $47,540 in net occupancy expenses. The increase in other operating expenses was primarily due to increased fees paid to external service providers as well as increased data processing expenses. The increase in net occupancy expenses was primarily due to the completion of a new office facility in Athens, Alabama in April 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Total non-interest expenses decreased $49,696, or 0.6 percent, to $8,608,951 for the six months ended June 30, 2010 as compared to $8,658,647 for the same period of 2009. Much of this decrease was due to a $249,911 decrease in FDIC insurance expense in the first six months of 2010 as compared to the same period of 2009. The special FDIC insurance assessment on June 30, 2009 mentioned previously was the primary reason for this decline in FDIC insurance expense in the first six months of 2010 as compared to the same period of 2009. Also, the write-down of the registrant's investment in Silverton in the second quarter of 2009 and the write-down of the registrant's investment in FNMA preferred stock securities in the second quarter of 2010 led to a decrease of $105,208 in non-interest expenses in the first six months of 2010 as compared to the same period of 2009. This decrease was partially offset by a $143,155 increase in other operating expenses and a $108,666 increase in salaries and other benefits in the first six months of 2010 as compared to the same period of 2009. The increase in other operating expenses was primarily due to increased fees paid to external service providers as well as increased data processing expenses, and the increase in salaries and employee benefits was primarily due to increased average salary and benefits expense per employee in the first six months of 2010 as compared to the same period of 2009. Net foreclosed asset expenses also increased $52,223 in the first six months of 2010 as compared to the same period of 2009.
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
       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in FDIC insurance expense for 2009. Prepaid FDIC insurance had a balance of $2.74 million at June 30, 2010 as a $216,000 reduction was made for applicable FDIC insurance premiums in the second quarter of 2010.
       The provision for loan losses for the three months ended June 30, 2010, decreased $400,000 to $1,050,000 from $1,450,000 over the same period of 2009. For the six-month period ended June 30, 2010, the provision for loan losses increased $372,298 to $2,550,000, from $2,177,702 over the same period of 2009.  The size of the provision for loan losses in 2010 and 2009 primarily reflected the effects of weaker local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio and primarily real estate construction and development loans. The provision for loan losses is likely to continue at elevated levels for the remainder of 2010 due to continuing weak economic conditions that are forecasted through the end of the year. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended June 30, 2010, income before taxes increased $1,108,320 or 353.7 percent, to $1,421,687 as compared to $313,367 for the three months ended June 30, 2009.  Applicable income taxes increased $465,849 for the three-month period ended June 30, 2010 as compared to the same period in 2009. The increase in the effective tax rate for the three-month period ended June 30, 2010 was

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

primarily a result of increased income before taxes in the quarter ended June 30, 2010 while tax free income proportionally decreased in the second quarter of 2010 as compared to the same period of 2009.
       For the six-month period ended June 30, 2010, income before taxes increased $815,894, or 65.3 percent, to $2,066,041 as compared to $1,250,147 for the six-month period ended June 30, 2009. Applicable income taxes increased $391,555 for the six months ended June 30, 2010 as compared to the same period of 2009. The increase in applicable income taxes in the six months ended June 30, 2010 as compared to the same period of 2009 was primarily a result of increased income before taxes in the quarter ended June 30, 2010 while tax free income proportionally decreased.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the six months ended June 30, 2010 (annualized) and for the year ended December 31, 2009.

	For the six months ended	For year ended
	June 30, 2010 (annualized)	December 31, 2009
Return on assets	0.55%	0.37%
Return on equity	6.57%	4.42%

Financial Condition

       The registrant's total assets increased 0.9 percent to $614,713,579 during the six months ended June 30, 2010, from $609,427,331 at December 31, 2009. Total loans, net of unearned income were $356,094,937 at June 30, 2010, a 3.9 percent decrease compared to $370,609,396 at December 31, 2009. Securities available-for-sale increased to $169,701,175 at June 30, 2010 from $151,849,944 at December 31, 2009.   At June 30, 2010, there was an unrealized gain on available-for-sale securities, net of tax, of $1,962,537, as compared to an unrealized gain on available-for-sale securities, net of tax, of $1,734,079 at December 31, 2009.
       Total liabilities increased by 0.7 percent to $561,515,582 at June 30, 2010, compared to $557,476,826 at December 31, 2009. This increase was primarily due to a $7,803,864, or 10.2 percent, increase in non-interest bearing deposits at June 30, 2010 as compared to December 31, 2009.
       Non-performing assets increased to $23,906,144 at June 30, 2010 as compared to $20,113,026 at December 31, 2009.  The increase in non-performing assets at June 30, 2010 as compared to December 31, 2009, was primarily due to increases in other real estate owned and non-accrual loans. Non-performing assets at June 30, 2010 included $14,183,337 in other real estate owned, $9,713,506 in non-accrual loans, and $9,301 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were $7,300,580 in restructured loans at June 30, 2010. Other real estate owned increased substantially during 2009 and has continued at elevated levels during the first six months of 2010 as loan customers defaulted and the Bank foreclosed on properties securing these loans, primarily consisting of construction and development, agricultural real estate and 1-4 family real estate properties. The balance of non-accrual loans at June 30, 2010 consisted primarily of construction and land development loans, one-to-four family real estate loans and commercial real estate loans. Other real estate owned continued to increase during the second quarter of 2010, although at a slower pace.  At December 31, 2009, the corresponding amounts of non-performing assets were $12,550,296 in other real estate owned, $7,554,750 in non-accrual loans and $7,980 in loans past due 90 days or more and accruing interest. There were $7,307,350 in restructured loans at December 31, 2009. Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Bank has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

December 31, 2009 and June 30, 2010. The allowance for loan losses was 81.6% of the balance of nonaccrual loans at June 30, 2010 as compared to 93.8% at December 31, 2009.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest on such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2010 if the above nonaccrual loans had been current in accordance with their original terms was approximately $301,000.
       Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2010, there were approximately $14,558,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $12,981,000 in loans that were classified as "substandard" and accruing interest as of June 30, 2009 and $19,677,000 of such loans at December 31, 2009.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (34 percent of total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (40 percent of total risk-based capital), loans secured by subdivision land (33 percent of total risk-based capital), loans to religious organizations (29 percent of risk-based capital), loans secured by hotel and motel properties (29 percent of total risk-based capital) and loans to gasoline stations with convenience stores (26 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the six months ended June 30, 2010, the registrant had net loan charge-offs of approximately $1,705,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.97 percent (annualized). This compares to net charge-offs of approximately $1,598,000 for the six months ended June 30, 2009 for a net charge-off ratio of 0.82 percent (annualized). Management expects that net loan charge-offs and provision expense for loan losses for the remainder of 2010 are likely to continue at elevated levels due to continuing weak economic conditions.
       The total allowance for loan losses increased to $7,930,427 as of June 30, 2010 from $7,085,316 as of December 31, 2009. The ratio of the allowance for loan losses to loans net of unearned income was 2.23 percent at June 30, 2010 as compared to 1.91 percent at December 31, 2009. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $397,066 between December 31, 2009 and June 30, 2010. Cash and cash equivalents remained at elevated levels at June 30, 2010 as the registrant sought increased liquidity during this period of weakened economic activity.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $7,386,000 at June 30, 2010, representing 4.4 percent of the registrant's investment portfolio as compared to $11,508,000, or 8.0 percent, one year earlier and $8,899,000, or 5.9 percent, at December 31, 2009. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At June 30, 2010, the registrant had approximately $140,142,000 in loans maturing within one year. The registrant had $1,315,000 in federal funds sold at June 30, 2010, compared to $2,365,000 as of December 31, 2009. The registrant also had approximately $36,507,000 in cash and due from banks at June 30, 2010 as compared to approximately $35,060,000 at December 31, 2009.
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

	Amount at
	June 30, 2010	December 31, 2009
Commitments to extend credit	$59,440,499	$56,956,444
Standby letters of credit	2,031,646	2,436,778
Mortgage loans sold with repurchase
requirements outstanding	9,664,664	9,172,591

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2010, the registrant had total borrowings of $7,663,849 and had approximately $22,959,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At June 30, 2010, the registrant had no

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

federal funds purchased and had $20,000,000 in additional federal funds lines available from correspondent banks.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Management believes, as of June 30, 2010 and December 31, 2009, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of June 30, 2010 and December 31, 2009.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of June 30, 2010
Total Capital to risk weighted assets
FPNC	$56,603	13.26%	$34,147	>	8.00%	N/A
FNB	56,284	13.19	34,141	>	8.00	42,677	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	51,235	12.00	17,073	>	4.00	N/A
FNB	50,916	11.93	17,071	>	4.00	25,606	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	51,235	8.37	24,484	>	4.00	N/A
FNB	50,916	8.32	24,481	>	4.00	30,601	>	5.00

As of December 31, 2009
Total Capital to risk weighted assets
FPNC	$55,720	12.72%	$35,035	>	8.00%	N/A
FNB	54,981	12.56	35,030	>	8.00	43,787	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,216	11.47	17,517	>	4.00	N/A
FNB	49,477	11.30	17,515	>	4.00	26,272	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,216	8.34	24,087	>	4.00	N/A
FNB	49,477	8.22	24,084	>	4.00	30,105	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of June 30, 2010, the -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 7.5 percent and a +200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 1.2 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,192,000, or 10.8 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $756,000, or 3.7 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is slightly outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2010.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors.

       Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.

       On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") into law. The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues. The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies. The Reform Act may have a significant and negative impact on our earnings through fee reductions, higher costs (from both a regulatory and an implementation perspective) and new restrictions on our operations. The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretations and rulemaking, as well as the success of

PART II - OTHER INFORMATION
____________________________________________

Item 1A. Risk Factors. (Continued)

our actions to mitigate the negative impact of such rules and regulations. The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) None

     (b) None

     (c) None

Item 3.  Defaults upon Senior Securities.

      None

Item 4. Removed and Reserved.

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

                                                                              FIRST PULASKI NATIONAL CORPORATION

Date:  August 9, 2010                                               /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  August 9, 2010                                               /s/Tracy Porterfield
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