Form 10-Q
period 2010-09-30
FIRST PULASKI NATIONAL CORP
filed 2010-11-09
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2010

or

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

Common Stock, $1.00 par value -- 1,563,662 shares outstanding as of November 1, 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2010	2009
Cash and due from banks	$31,466,721	$35,059,572
Federal funds sold	3,265,000	2,365,000
Cash and cash equivalents	34,731,721	37,424,572

Interest bearing balances with banks	543,254	537,800
Securities available for sale	174,899,724	151,849,944

Loans
Loans held for sale	3,259,340	1,137,198
Loans net of unearned income	354,107,122	370,609,396
Allowance for loan losses	(8,064,760)	(7,085,316)
Total net loans	349,301,702	364,661,278

Bank premises and equipment	19,627,014	18,876,012
Accrued interest receivable	3,496,946	4,129,377
Other real estate	14,015,090	12,550,296
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,340,669	10,040,788
Prepaid FDIC insurance	2,528,071	3,170,678
Prepayments and other assets	5,517,814	4,660,086
TOTAL ASSETS	$616,528,505	$609,427,331
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$81,403,237	$76,690,682
Interest bearing balances	461,664,120	466,286,333
Total deposits	543,067,357	542,977,015

Securities sold under repurchase agreements	1,886,761	1,959,144
Other borrowed funds	7,605,021	7,779,029
Accrued interest payable	1,566,496	1,631,727
Other liabilities	8,500,157	3,129,911

TOTAL LIABILITIES	562,625,792	557,476,826

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,563,262 and 1,559,016 shares issued and outstanding, respectively	1,563,262	1,559,016
Capital surplus	1,259,465	1,051,367
Retained earnings	49,459,020	47,606,043
Accumulated other comprehensive income, net	1,620,966	1,734,079

TOTAL SHAREHOLDERS' EQUITY	53,902,713	51,950,505

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$616,528,505	$609,427,331
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Loans, including fees	$6,231,920	$6,662,205	$18,767,605	$19,801,461
Investment securities	1,095,709	1,190,038	3,348,061	3,671,785
Federal funds sold and other	17,636	8,621	52,283	23,771
Dividends	18,849	20,753	69,664	71,520
Total interest income	7,364,114	7,881,617	22,237,613	23,568,537

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	70,850	114,166	254,623	336,824
Savings & MMDAs	93,063	157,325	305,476	456,436
Time	1,641,012	2,084,578	5,135,328	7,096,331
Repurchase agreements	8,495	6,488	22,299	19,333
Borrowed funds	71,289	78,767	215,308	182,283
Total interest expense	1,884,709	2,441,324	5,933,034	8,091,207

NET INTEREST INCOME	5,479,405	5,440,293	16,304,579	15,477,330

Provision for loan losses	1,500,000	1,700,000	4,050,000	3,877,702

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	3,979,405	3,740,293	12,254,579	11,599,628

NON-INTEREST INCOME:
Service charges on deposit accounts	534,096	597,972	1,572,392	1,691,761
Commissions and fees	82,185	82,794	248,182	248,966
Other service charges and fees	211,623	118,067	608,420	352,375
Income on company-owned life insurance	98,764	102,517	299,881	302,264
Mortgage banking income	256,775	123,451	631,342	358,992
Gain on the sale of securities	1,025,765	0	1,072,441	84,554
Other income	76,382	61,042	252,750	96,390
Total non-interest income	2,285,590	1,085,843	4,685,408	3,135,302

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,291,482	$2,200,326	$7,113,247	$6,913,425
Occupancy expense, net	464,917	443,247	1,366,262	1,309,918
Furniture and equipment expense	192,368	191,819	534,275	563,143
Advertising and public relations	106,679	116,690	373,679	387,568
Foreclosed assets, net	265,345	178,011	350,326	210,769
FDIC insurance expense	231,835	231,286	695,534	944,896
Impairment of available for sale equity
securities and other equity investments	0	0	39,200	144,408
Other operating expenses	762,359	745,490	2,451,413	2,291,389
Total non-interest expense	4,314,985	4,106,869	12,923,936	12,765,516

Income before taxes	1,950,010	719,267	4,016,051	1,969,414
Applicable income tax expense	576,334	67,262	990,491	89,864

NET INCOME	$1,373,676	$652,005	$3,025,560	$1,879,550
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.88	$0.42	$1.94	$1.21
	===========	===========	===========	===========
Diluted	$0.88	$0.42	$1.93	$1.21
	===========	===========	===========	===========

Comprehensive income
Net income	$1,373,676	$652,005	$3,025,560	$1,879,550
Reclassification adjustment for gains included
in net income, net of tax	(632,999)	0	(661,803)	(52,178)
Change in unrealized gains (losses) on
available for sale securities, net of tax	291,428	1,128,850	548,690	826,150
Comprehensive income	$1,032,105	$1,780,855	$2,912,447	$2,653,522
	===========	===========	===========	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2010

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2010	$1,559,016	$1,051,367	$47,606,043	$1,734,079	$51,950,505

Comprehensive income:
Net Income			3,025,560		3,025,560

Reclassification adjustment
for gains included in net
income, net of tax				(661,803)	(661,803)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				548,690	548,690

Comprehensive income					2,912,447

Cash Dividends
($0.75 per share)			(1,172,583)		(1,172,583)

Compensation expense for
restricted stock		101,063			101,063

Tax benefit arising from exercise
of director stock options		4,020			4,020

Exercise of stock options	500	16,500			17,000

Vesting of restricted stock	2,050	(2,050)			-

Issuance of common stock through
dividend reinvestment plan	1,696	88,565			90,261

Balance, September 30, 2010	$1,563,262	$1,259,465	$49,459,020	$1,620,966	$53,902,713
	===========	===========	==========	===========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2009

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2009	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868

Comprehensive income:
Net Income			1,879,550		1,879,550

Reclassification adjustment
for gains included in net
income, net of tax				(52,178)	(52,178)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				826,150	826,150

Comprehensive income					2,653,522

Cash Dividends
($1.35 per share)			(2,101,013)		(2,101,013)

Compensation expense for
restricted stock		101,063			101,063

Tax benefit arising from exercise
of director stock options		5,896			5,896

Exercise of stock options	725	23,750			24,475

Vesting of restricted stock	2,050	(2,050)			-

Issuance of common stock	2,822	152,388			155,210

Issuance of common stock through
dividend reinvestment plan	1,083	58,482			59,565

Balance, September 30, 2009	$1,558,087	$989,514	$47,644,215	$1,739,770	$51,931,586
	===========	===========	==========	===========	==========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,025,560	$1,879,550
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	4,050,000	3,877,702
Depreciation of premises and equipment	771,004	678,502
Amortization and accretion of investment securities, net	648,548	460,759
Deferred income tax benefit	(709,060)	(865,604)
(Gain) loss on sale of other assets	(134,634)	(2,707)
Security gains, net	(1,072,441)	(84,554)
Stock-based compensation expense	101,063	101,063
Loans originated for sale	(22,036,013)	(16,641,678)
Proceeds from sale of loans	20,545,213	16,671,430
Gain on sale of loans	(631,342)	(358,992)
Impairment of available for sale equity securities and other equity investments	39,200	144,408
Increase in cash surrender value of life insurance	(299,881)	(302,264)
Decrease in accrued interest receivable	632,431	419,509
Decrease in prepayments/other assets	563,357	45,037
Decrease in accrued interest payable	(65,231)	(608,928)
Increase (decrease) in accrued taxes	352,075	(509,437)
Increase in other liabilities	1,100,254	309,755
Net cash from operating activities	6,880,103	5,213,551

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	80,588,095	48,747,206
Proceeds from sale of investment securities	35,666,787	5,745,122
Purchase of investment securities available for sale	(135,184,582)	(68,637,318)
Increase in interest bearing balances with banks	(5,454)	(4,505)
Net decrease in loans	7,594,374	1,042,036
Purchase of company-owned life insurance	-	(359,000)
Capital expenditures	(1,522,872)	(1,464,551)
Proceeds from sale of other assets	4,508,049	606,500
Net cash used by investing activities	(8,355,603)	(14,324,510)

Cash flows from financing activities:
Proceeds from borrowings	-	5,000,000
Net increase in deposits	90,342	9,527,871
Cash dividends paid	(1,172,583)	(2,101,013)
Proceeds from exercise of stock options, including tax benefit	21,020	30,371
Proceeds from issuance of common stock	90,261	214,775
Net decrease in securities sold under repurchase agreements	(72,383)	(77,553)
Borrowings repaid	(174,008)	(179,914)
Net cash from financing activities	(1,217,351)	12,414,537

Net increase (decrease) in cash and cash equivalents	(2,692,851)	3,303,578
Cash and cash equivalents at beginning of period	37,424,572	24,176,928
Cash and cash equivalents at end of period	$34,731,721	$27,480,506
	==============	==============
Supplemental cash flow information
Interest paid	5,998,265	8,700,135
Income taxes paid	1,273,796	1,537,833

Supplemental noncash disclosures
Transfers from loans to other real estate owned	5,848,706	9,737,294
Securities purchased not yet settled	3,917,917	-

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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and no shares were issued under the 1994 Plan during the first nine months of 2010.
       As there are no unvested stock options as of January 1, 2010, and no stock options were granted in the first nine months of 2010, there was no share-based compensation expense or tax benefit recorded in the first nine months of 2010 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the previously issued restricted shares. In addition, there were no unrecognized compensation costs related to stock options at September 30, 2010.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2009 fiscal year and the first nine months of 2010:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2009	9,725	$45.09

Granted	-	-
Exercised	(725)	33.76
Expired	-	-
Outstanding December 31, 2009	9,000	$46.00
	========	=============
Exercisable December 31, 2009	9,000	$46.00
	========	=============

Outstanding January 1, 2010	9,000	$46.00
Granted	-	-
Exercised	(500)	34.00
Expired	-	-
Outstanding September 30, 2010	8,500	$46.71
	========	=============
Exercisable September 30, 2010	8,500	$46.71
	========	=============

       The aggregate intrinsic value of outstanding options shown in the table at September 30, 2010 was approximately $28,000 based on $50.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to and/or prior to September 30, 2010. The weighted average remaining term of the stock options in the table above was 2.5 years as of September 30, 2010.
       Cash received from the exercise of stock options during the nine months ended September 30, 2010 and 2009 was $17,000 and $24,475, respectively. The total intrinsic value of stock options exercised was $10,500 and $15,400, respectively, for the nine months ended September 30, 2010 and 2009.
       At September 30, 2010, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first nine months of 2010 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the nine months ended September 30, 2010, the registrant recognized $101,063 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the nine months ended September 30, 2010 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	8,150	$55.00
Granted	-	55.00
Vested	(2,050)	55.00
Forfeited	-	-

Nonvested at September 30, 2010	6,100	$55.00
	==========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At September 30, 2010, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       As of September 30, 2010, there was $283,364 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the nine months ended September 30, 2010 and September 30, 2009 was $112,750 for each period.

Note 3

Recent Accounting Pronouncements:
       In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance will expand the Company's disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
U.S. Treasury securities	$100,755	$1,030	$-	$101,785
U.S. Government sponsored entities	88,929,288	771,091	1,292	89,699,087
Obligations of states and
political subdivisions	42,835,124	1,354,861	13,333	44,176,652
Mortgage-backed securities-residential	40,381,248	528,210	22,058	40,887,400
Total debt securities	172,246,415	2,655,192	36,683	174,864,924
Equity Securities	27,200	7,600	-	34,800
Total	$172,273,615	$2,662,792	$36,683	$174,899,724
	============	============	============	============

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Treasury securities	$102,113	$2,266	$-	$104,379
U.S. Government sponsored entities	85,056,903	790,095	64,887	85,782,111
Obligations of states and
political subdivisions	47,569,593	1,667,980	38,609	49,198,964
Mortgage-backed securities-residential	16,246,296	432,073	1,879	16,676,490
Total debt securities	148,974,905	2,892,414	105,375	151,761,944
Equity Securities	66,400	21,600	-	88,000
Total	$149,041,305	$2,914,014	$105,375	$151,849,944
	============	============	============	============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Available
		for Sale
	Amortized Cost	Fair Value
Due in one year or less	$8,462,708	$8,541,486
Due after one year through five years	91,892,813	93,432,417
Due after five years through ten years	29,778,678	30,263,259
Due after ten years	1,730,968	1,740,362
Mortgage-backed-residential	40,381,248	40,887,400
TOTAL	$172,246,415	$174,864,924
	============	============

       Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Entities	$1,670,638	$1,292	$-	$-	$1,670,638	$1,292
Obligations of States and
Political Subdivisions	1,214,459	13,333	-	-	1,214,459	13,333
Mortgage-backed securities
- residential	5,204,207	22,058	-	-	5,204,207	22,058
Total Temporarily Impaired
Securities	$8,089,304	$36,683	$-	$-	$8,089,304	$36,683
	==========	========	=========	========	==========	=========

December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Entities	$7,469,171	$64,887	$-	$-	$7,469,171	$64,887
Obligations of States and
Political Subdivisions	1,956,655	11,829	233,220	26,780	2,189,875	38,609
Mortgage-backed securities
- residential	1,856,216	1,879	-	-	1,856,216	1,879
Total Temporarily Impaired
Securities	$11,282,042	$78,595	$233,220	$26,780	$11,515,262	$105,375
	==========	========	=========	========	==========	=========

       Proceeds from sales of securities available for sale were $30,133,731 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $35,666,787 and $5,745,122 for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $1,103,229 and $91,982 and gross losses of $30,788 and $7,428 were realized on these sales for the first nine months of 2010 and 2009, respectively.
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
       As of September 30, 2010, the registrant's security portfolio consisted of 317 securities, 12 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of state and political subdivisions and residential mortgage-backed securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at September 30, 2010 and December 31, 2009 were as follows:

		September 30,	December 31,
		2010	2009
	Construction and land development	$32,399,941	$40,911,778
	Commercial and industrial	40,437,235	38,852,794
	Agricultural	5,159,354	5,940,188
	Real estate loans secured by:
	Farmland	33,664,051	35,243,009
	Residential property	90,313,473	90,797,206
	Nonresidential, nonfarm	121,204,216	127,495,696
Consumer		23,620,855	24,757,088
	Other loans	10,819,580	8,085,835
	Subtotal	357,618,705	372,083,594
Less:	Net deferred loan fees	(252,243)	(337,000)
	Allowance for loan losses	(8,064,760)	(7,085,316)
	Loans, net	$349,301,702	$364,661,278
		============	============

       Activity in the allowance for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine months ended September 30,
	2010	2009
Beginning balance	$7,085,316	$5,219,956
Provision for loan losses	4,050,000	3,877,702
Loans charged-off	(3,147,277)	(2,536,780)
Recoveries	76,721	109,462
Ending balance	$8,064,760	$6,670,340
	===========	===========

       Individually impaired loans were as follows:

	September 30,	December 31,
	2010	2009
Quarter-end loans with no allocated allowance
for loan losses	$11,320,062	$7,438,253
Quarter-end loans with allocated allowance
for loan losses	2,130,344	4,297,943
Total	$13,450,406	$11,736,196
	==========	==========

Amount of the allowance for loan losses allocated	$334,247	$446,776

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Nonaccrual loans and loans past due 90 days still on accrual were as follows:
	September 30,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$468,741	$7,980
Nonaccrual loans	13,143,763	7,554,750
Troubled debt restructurings	2,750,281	7,307,350

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
       The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
       Fair values for other real estate owned are generally based on independent appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2010 using			December 31, 2009 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$101,785		$101,785	$104,379		$104,379
Obligations of U.S. Government
Sponsored Agencies	89,699,087		89,699,087	85,782,111		85,782,111
Obligations of States and
Political Subdivisions	44,176,652		44,176,652	49,198,964		49,198,964
Mortgage-backed securities
- residential	40,887,400		40,887,400	16,676,490		16,676,490
Equity securities	34,800	34,800		88,000	88,000
Total	$174,899,724	$34,800	$174,864,924	$151,849,944	$88,000	$151,761,944
	===========	===========	===========	===========	===========	===========

Assets Measured on a Non-Recurring Basis

Fair Value Measurements at
September 30, 2010 Using
Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Other real estate owned	$979,480	$-	$979,480

Fair Value Measurements at
December 31, 2009 Using
Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$3,851,167	$-	$3,851,167
Other real estate owned	1,057,500	-	1,057,500

       There were no impaired loans measured for impairment using the fair value of the collateral at September 30, 2010. Additional provision for loan losses for the nine months ended September 30, 2010 was $26,765 related to impaired loans measured at fair value. There was no additional provision for loan losses related to impaired loans measured at fair value for the three months ended September 30, 2010. At September 30, 2009, the Company had a valuation allowance for impaired loans measured at fair value of $795,231 that resulted in an additional provision for loan losses of $437,898 for the three months ended

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

September 30, 2009 and a $541,513 additional provision for loan losses for the nine months ended September 30, 2009.
       Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $14,015,090 as of September 30, 2010. Included in this amount were properties that were written down to fair value totaling $979,480 resulting in additional foreclosed asset expense of $138,650 in the three and nine months ended September 30, 2010 and $352,000 in the year ended December 31, 2009. No write-downs had occurred on properties held as other real estate owned in the three months or nine months ended September 30, 2009.
       Carrying amount and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 were as follows:
	September 30, 2010		December 31, 2009
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$35,275	$35,275	$37,962	$37,962
Securities	174,900	174,900	151,850	151,850
Loans, net	349,302	346,551	364,661	360,650
Accrued interest receivable	3,497	3,497	4,129	4,129

Financial liabilities:
Deposits	543,067	545,751	542,977	544,926
Securities sold under repurchase agreements	1,887	1,887	1,959	1,959
Other borrowed funds	7,605	8,152	7,779	8,021
Accrued interest payable	1,566	1,566	1,632	1,632

       The methods and assumptions used to estimate fair value are described as follows:
       Carrying amount is the estimated fair value for cash and short term investments, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of impaired loans are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Fair values of debt are based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability, therefore it has been excluded from the table above. The fair value of off-balance-sheet items and loans held for sale are not considered material.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 7

       The factors used in the earnings per share computation follow:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$1,373,676	$652,005	$3,025,560	$1,879,550
Less: Distributed earnings allocated to participating securities	(613)	(1,103)	(1,838)	(3,308)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(1,539)	78	(2,905)	349

Net earnings allocated to common stock	$1,371,524	$650,980	$3,020,817	$1,876,591
	==========	==========	==========	==========

Weighted common shares outstanding
including participating securities	1,564,231	1,558,499	1,562,979	1,555,829
Less: Participating securities	(2,450)	(2,450)	(2,450)	(2,450)
Weighted average shares	1,561,781	1,556,049	1,560,529	1,553,379
	==========	==========	==========	==========

Basic earnings per share	$0.88	$0.42	$1.94	$1.21
	==========	==========	==========	==========

Net earnings allocated to common stock	$1,371,524	$650,980	$3,020,817	$1,876,591
	==========	==========	==========	==========

Weighted average shares	1,561,781	1,556,049	1,560,529	1,553,379
Add: dilutive effects of assumed exercises of stock options	403	1,244	649	1,270

Average shares and dilutive potential common shares	1,562,184	1,557,293	1,561,178	1,554,649
	==========	==========	==========	==========
Dilutive earnings per share	$0.88	$0.42	$1.93	$1.21
	==========	==========	==========	==========

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
      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (as updated by the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010) and, without limitation,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OVERVIEW

       Total assets of the registrant remained relatively flat in the first nine months of 2010, showing an increase of approximately $7.1 million, or 1.2 percent. This growth in assets was primarily funded by an approximately $5.4 million increase in other liabilities and an approximately $2.0 increase in total shareholders' equity in the first nine months of 2010. Loans net of unearned income declined approximately $16.5 million in the first nine months of 2010 as weak loan demand continued and loans totaling approximately $5.8 million were transferred to other real estate. Weak loan demand similarly contributed to an increase in investment securities of approximately $23.0 million in the first nine months of 2010.
       Net income increased $721,671 to $1,373,676, or $0.88 per diluted share, in the third quarter of 2010 as compared to $652,005, or $0.42 per diluted share, during the same period of 2009. The increase in net income in the third quarter of 2010 as compared to the same period of 2009 was primarily due to a $1,025,765 gain on the sale of securities that occurred in the third quarter of 2010 while no such gain occurred in the third quarter of 2009. These gains on investments were realized primarily to increase capital while the interest rate environment continued at a low level. Mortgage banking income also increased $133,324 to $256,775 in the third quarter of 2010 as compared to the same period of 2009 as mortgage refinancing activity increased in the third quarter of 2010. The provision for loan losses decreased $200,000 to $1,500,000 in the third quarter of 2010 as compared to the same period of 2009; however, it remained at elevated levels.
       Net income increased $1,146,010 to $3,025,560, or $1.93 per diluted share, in the first nine months of 2010 as compared to $1,879,550, or $1.21 per diluted share, during the same period of 2009. The increase in net income in the first nine months of 2010 as compared to the same period of 2009 was primarily due to an increase in gains on the sales of securities and an increase in net interest income in the first nine months of 2010 as compared to the same period of 2009. Gains on the sale of securities of $1,072,441 occurred in the first nine months of 2010, an increase of $987,887 over the same period of 2009. Net interest income increased $827,249, or 5.3 percent, to $16,304,579, primarily due to an increase in the net interest margin to 4.05 percent in the first nine months of 2010 from 3.89 percent in the first nine months of 2009. Also, other non-interest income increased in the first nine months of 2010 as compared to the same period of 2009 primarily due to increased mortgage banking income, increased debit card interchange fees and increased rental income received on certain properties taken into other real estate owned in the first nine months 2010 as compared to the same period of 2009. The provision for loan losses totaled $4,050,000 in the first nine months of 2010, an increase of $172,298 over the provision for loan losses in the first nine months of 2009. Weak economic conditions continue to place stress on some of the registrant's borrowers, leading to a continued elevated provision for loan losses in the first nine months of 2010. Provision for loans losses is expected to remain at elevated levels throughout the remainder of 2010. FDIC insurance assessments decreased $249,362 in the first nine months of 2010 as compared to the same period of 2009, primarily reflecting the Bank's share of the FDIC's special assessment imposed on all financial institutions on June 30, 2009, which amounted to $276,000.
       Net charged-off loans totaled approximately $3,071,000 in the first nine months of 2010, resulting in an annualized charge-off ratio of 1.16 percent as compared to net charge-offs of approximately $2,427,000 in the first nine months of 2009, resulting in an annualized charge-off ratio of 0.85 percent. Nonaccrual loans increased to approximately $13,144,000 at September 30, 2010 from approximately $9,714,000 at June 30, 2010. The growth in other real estate owned continued to slow in the first nine months of 2010. Other real estate owned totaled approximately $14,015,000 at September 30, 2010 as compared to approximately $14,183,000 at June 30, 2010, approximately $13,874,000 at March 31, 2010 and approximately $12,550,000 at December 31, 2009. During the third quarter of 2010, the registrant sold properties within other real estate owned and placed properties into other real estate owned that netted to a reduction of approximately $168,000 in other real estate owned. Concerted efforts are being made to dispose of the other real estate owned. The registrant is striving to ensure that fair market value is received for its other

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

real estate owned and that excessive discounts are not taken. The registrant expects total non-performing assets will continue at elevated levels, as will expenses related to foreclosed assets, through the remainder of 2010.

Results of Operations

       Driven largely by the gains on sales of securities in the three months ended September 30, 2010, net income of the registrant was $3,025,560 for the first nine months of 2010. This amounted to an increase of $1,146,010, or 61.0 percent, compared to the first nine months of 2009.  For the three-month period ended September 30, 2010, net income was $1,373,676, an increase of $721,671, or 110.7 percent, as compared to the three months ended September 30, 2009.
       Net interest income increased $39,112, or 0.7 percent, to $5,479,405 during the third quarter of 2010 as compared to $5,440,293 for the third quarter of 2009.  Total interest income decreased $517,503, or 6.6 percent, to $7,364,114 for the third quarter of 2010 as compared to $7,881,617 for the same period in 2009. The decrease in total interest income was primarily due to a decrease in average loans outstanding and a decrease in the yields earned on the registrant's investment securities in the third quarter of 2010 as compared to the same period of 2009. The registrant saw a decrease in interest and fees on loans of $430,285 and a decrease in interest earned on investment securities of $94,329 in the third quarter of 2010 as compared to the third quarter of 2009. The decrease in interest and fees on loans was the result of a decrease in average loans outstanding of approximately $30.2 million that was partially offset by an increase in yields earned on loans in the third quarter of 2010 as compared to the same period of 2009. The decrease in interest on investment securities was primarily a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $21.8 million in the third quarter of 2010 as compared to the third quarter of 2009.
       The increase in net interest income in the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to a decrease in total interest expense of $556,615, or 22.8 percent, to $1,884,709 for the third quarter of 2010 as compared to $2,441,324 for the same period in 2009. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the third quarter of 2010 as compared to the third quarter of 2009. The interest expense on time deposits decreased $443,566 in the third quarter of 2010 as compared to the third quarter of 2009 as the average interest rate paid on time deposits fell to 2.12 percent in the third quarter of 2010 as compared to 2.63 percent in the third quarter of 2009. The average balances held in time deposits also decreased $8.0 million in the third quarter of 2010 as compared to the third quarter of 2009 as the registrant lowered interest rate paid on time deposits, shrinking these higher interest-bearing deposits to more effectively use these funds in the lower-yielding investment portfolio due to continuing weakness in loan demand. The interest expense on savings and money market accounts decreased $64,262 in the third quarter of 2010 as compared to the same period of 2009 even as the average balances held increased $5.4 million because the average interest rate paid fell to 0.46 percent in the third quarter of 2010 from 0.83 percent in the third quarter of 2009. The interest expense on NOW accounts decreased $43,316 in the third quarter of 2010 as compared to the same period of 2009 even as the average balances held increased $6.6 million because the average interest rate paid fell to 0.35 percent in the third quarter of 2010 as compared to 0.61 percent for the same period of 2009.
       Net interest income of the registrant for the nine-month period ended September 30, 2010 increased by $827,249, or 5.3 percent, to $16,304,579 as compared to $15,477,330 for the nine months ended September 30, 2009. Total interest income decreased $1,330,924, or 5.6 percent, for the first nine months of 2010 as compared to the same period in 2009. This decrease was primarily the result of a $1,033,856 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily the result of a decrease in average loans outstanding of approximately $33.9 million that was partially offset by an increase in yields earned on loans in the first nine months of 2010 as compared to the same period of 2009. Interest on investment securities also decreased by $323,724 in the first nine months of 2010 as compared to the same

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

period of 2009, primarily as a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $17.5 million in the first nine months of 2010 as compared to same period of 2009.
       The increase in net interest income in the first nine months of 2010 as compared to the same period in 2009 was primarily due to a decrease in total interest expense of $2,158,173, or 26.7 percent, to $5,933,034 for the first nine months of 2010 as compared to $8,091,207 for the same period in 2009. The decrease in total interest expense was primarily caused by a $1,961,003 decrease in interest expense on time deposits for the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease in interest expense on time deposits was primarily due to lower interest rates paid in the first nine months of 2010 as well as a decrease in the average balance of time deposits of $11.3 million as compared to the same period of 2009. The average interest rate paid decreased to 2.24 percent in the first nine months of 2010 as compared to 2.98 percent in the first nine months of 2009. The interest expense on savings and money market accounts decreased $150,960 in the first nine months of 2010 even as the average balances held increased $6.8 million because the average interest rate paid fell to 0.52 percent from 0.86 percent in the first nine months of 2010 as compared to the same period of 2009.
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
       Total non-interest income increased $1,199,747, or 110.5 percent, to $2,285,590 for the three-month period ended September 30, 2010 as compared to $1,085,843 for the three-month period ended September 30, 2009. Much of the increase in non-interest income was due to a $1,025,765 gain on the sale of securities in the third quarter of 2010 that were primarily to increase capital while the interest rate environment continued at a low level. Other increases included a $133,324 increase in mortgage banking income as mortgage refinancing activity increased and a $93,556 increase in other service charges and fees primarily due to increased debit card interchange fees in the third quarter of 2010 as compared to the same period of 2009. These increases were partially offset by a decrease of $63,876 in service charges on deposit accounts in the third quarter of 2010 as compared to the same period of 2009 that was primarily due to overall decreased levels of overdrafts by the Bank's customers as well as reduced overdraft income from ATM and debit card transactions as new regulations that became effective in the third quarter of 2010 negatively impacted overdraft income.
       Total non-interest income increased $1,550,106, or 49.4 percent, to $4,685,408 for the nine-month period ended September 30, 2010 as compared to $3,135,302 for the same period ended September 30, 2009. The increase in non-interest income was primarily due to a $987,887 increase in the gain on the sale of securities in the first nine months of 2010 as compared to the same period of 2009. Other increases included a $272,350 increase in mortgage banking income, a $256,045 increase in other service charges and fees and a $156,360 increase in other income in the first nine months of 2010 as compared to the same period of 2009. The increase in mortgage banking income was primarily a result of increased mortgage refinancing activity in the first nine months of 2010 as compared to the same period of 2009. The increase in other service charges and fees was primarily due to increased debit card interchange fees in the first nine months of 2010 as compared to the same period of 2009. The increase in other income was primarily a result of rental income received on certain properties taken into other real estate owned in 2009 and 2010. These increases were partially offset by a decrease of $119,369 in income from service charges on deposit accounts, primarily due to decreased overdraft charges, in the first nine months of 2010 as compared to the same period of 2009.
       For the three-month period ended September 30, 2010, total non-interest expenses increased $208,116, or 5.1 percent, to $4,314,985 as compared to $4,106,869 for the three-month period ended September 30, 2009. This increase in non-interest expenses was primarily due to a $91,156 increase in salaries and employee benefits and an $87,334 increase in foreclosed asset expense in the third quarter of 2010 as compared to the same period of 2009. The increase in salaries and employee benefits was primarily due to

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

increased average salary and benefits expense per employee in the third quarter of 2010 as compared to the same period of 2009 primarily due to a timing difference in accruals for employee retirement benefits that did not materially increase expenses in the first nine months of 2010 as compared to the same period of 2009. The increase in foreclosed asset expense was primarily due to direct write-downs incurred on certain other real estate owned in the third quarter of 2010.
       Total non-interest expenses increased $158,420, or 1.2 percent, to $12,923,936 for the nine months ended September 30, 2010 as compared to $12,765,516 for the same period of 2009. This increase was primarily due to a $199,822 increase in salaries and employee benefits, a $160,024 increase in other operating expenses, a $139,557 increase in foreclosed asset expense and a $56,344 increase in other occupancy expense. The increase in salaries and employee benefits was primarily due to increased average salary and benefits expense per employee in the first nine months of 2010 as compared to the same period of 2009. The increase in other operating expenses was primarily due to increased fees paid to external service providers as well as increased data processing expenses. The increase in net foreclosed asset expenses was due to increased operating expenses related to maintenance and disposition of the assets, as well as write-downs in the value of certain properties that was partially offset by gains on the sale of other properties in the first nine months of 2010 as compared to the same period of 2009. The table below details foreclosed asset expenses for the nine months ended September 30:

	2010	2009
Net loss (gain) on sales	$(274,149)	$(3,498)
Direct write-downs	138,650	0
Operating expenses	485,825	214,267
	$350,326	$210,769
	===========	===========

The increase in net occupancy expense was primarily due to the completion of a new office facility in Athens, Alabama in April 2010. These increases were partially offset by a $249,362 decrease in FDIC insurance expense primarily due to a $276,000 expense related to a special assessment that was assessed against all FDIC insured financial institutions on June 30, 2009 that significantly increased this expense in the first nine months of 2009. Also, impairment of available for sale equity securities and other equity investments decreased $105,208 in the first nine months of 2010 as compared to the same period of 2009. The registrant incurred a write-down of its investment in Federal National Mortgage Association ("FNMA") preferred stock securities of $39,200 in the second quarter of 2010. A capital loss of $144,408 was incurred in the second quarter of 2009 relating to the registrant's investment in common stock of Silverton Financial Services, Inc. ("Silverton") that was classified as an other asset on the registrant's balance sheet. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The registrant recorded a capital loss of $144,408 to write-down the registrant's investment in Silverton to $0 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The registrant had sufficient capital gains to offset the capital loss for federal and state income tax purposes.
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

FDIC insurance had a balance of $2.53 million at September 30, 2010 as a $214,000 reduction was made for applicable FDIC insurance premiums in the third quarter of 2010.
       The provision for loan losses for the three months ended September 30, 2010, decreased $200,000 to $1,500,000 from $1,700,000 over the same period of 2009. For the nine-month period ended September 30, 2010, the provision for loan losses increased $172,298 to $4,050,000, from $3,877,702 over the same period of 2009.  The size of the provision for loan losses in 2010 and 2009 primarily reflected the effects of continued weakness in local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio and primarily real estate construction and development loans. The provision for loan losses is likely to continue at elevated levels for the remainder of 2010 due to continuing weak economic conditions that are forecasted through the end of the year. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended September 30, 2010, income before taxes increased $1,230,743, or 171.1 percent, to $1,950,010 as compared to $719,267 for the three months ended September 30, 2009.  Applicable income taxes increased $509,072 for the three-month period ended September 30, 2010 as compared to the same period in 2009. The effective tax rate for the three months ended September 30, 2010 was 29.6 percent as compared to 9.4 percent for the same period of 2009. The increase in the effective tax rate for the three-month period ended September 30, 2010 was primarily a result of increased income before taxes in the quarter ended September 30, 2010 while tax free income proportionally decreased in the third quarter of 2010 as compared to the same period of 2009.
       For the nine-month period ended September 30, 2010, income before taxes increased $2,046,637, or 103.9 percent, to $4,016,051 as compared to $1,969,414 for the nine-month period ended September 30, 2009. Applicable income taxes increased $900,627 for the nine months ended September 30, 2010 as compared to the same period of 2009. The effective tax rate for the nine months ended September 30, 2010 was 24.7 percent as compared to 4.6 percent for the same period of 2009. The increase in applicable income taxes in the nine months ended September 30, 2010 as compared to the same period of 2009 was primarily a result of increased income before taxes in the nine months ended September 30, 2010 while tax free income proportionally decreased as compared to same period of 2009.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the nine months ended September 30, 2010 (annualized) and for the year ended December 31, 2009.

	For the nine months ended	For year ended
	September 30, 2010 (annualized)	December 31, 2009
Return on assets	0.66%	0.37%
Return on equity	7.90%	4.42%

Financial Condition

       The registrant's total assets increased 1.2 percent to $616,528,505 during the nine months ended September 30, 2010, from $609,427,331 at December 31, 2009. Total loans, net of unearned income were

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$354,107,122 at September 30, 2010, a 4.5 percent decrease compared to $370,609,396 at December 31, 2009. Securities available-for-sale increased to $174,899,724 at September 30, 2010 from $151,849,944 at December 31, 2009.  At September 30, 2010, there was an unrealized gain on available-for-sale securities, net of tax, of $1,620,966, as compared to an unrealized gain on available-for-sale securities, net of tax, of $1,734,079 at December 31, 2009.
       Total liabilities increased by 0.9 percent to $562,625,792 at September 30, 2010, compared to $557,476,826 at December 31, 2009. This increase was primarily due to a $4,712,555, or 6.1 percent, increase in non-interest bearing deposits as well as a $5,370,246 increase in other liabilities at September 30, 2010 as compared to December 31, 2009. The increase in other liabilities was primarily due to the commitment to purchase investment securities of approximately $3,900,000 in the third quarter of 2010 for which the settlement did not occur until the fourth quarter of 2010. These securities were added to the securities available for sale balance and a corresponding payable was created for the settlement of these securities.
       Non-performing assets increased to $27,627,594 at September 30, 2010 as compared to $20,113,026 at December 31, 2009.  The increase in non-performing assets at September 30, 2010 as compared to December 31, 2009, was primarily due to increases in non-accrual loans and other real estate owned. Non-performing assets at September 30, 2010 included $14,015,090 in other real estate owned, $13,143,763 in non-accrual loans, and $468,741 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were $2,750,281 in restructured loans at September 30, 2010. Other real estate owned increased substantially during 2009 and has continued at elevated levels during the first nine months of 2010 as loan customers defaulted and the Bank foreclosed on properties securing these loans, primarily consisting of construction and development, agricultural real estate and 1-4 family real estate properties. The balance of non-accrual loans at September 30, 2010 consisted primarily of construction and land development loans, one-to-four family real estate loans and commercial real estate loans. At December 31, 2009, the corresponding amounts of non-performing assets were $12,550,296 in other real estate owned, $7,554,750 in non-accrual loans and $7,980 in loans past due 90 days or more and accruing interest. There were $7,307,350 in restructured loans at December 31, 2009. Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Bank has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009 and September 30, 2010. The allowance for loan losses was 61.4% of the balance of nonaccrual loans at September 30, 2010 as compared to 93.8% at December 31, 2009.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2010 if the above nonaccrual loans had been current in accordance with their original terms was approximately $540,000.
      Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2010, there were approximately $10,416,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $16,233,000 in loans that were classified as "substandard" and accruing interest as of September 30, 2009 and $19,677,000 of such loans at December 31, 2009.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (34 percent of total loans) and 1-4 family residential loans (25 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (39 percent of total risk-based capital), loans secured by subdivision land (33 percent of total risk-based capital), loans to religious organizations (28 percent of risk-based capital), loans secured by hotel and motel properties (28 percent of total risk-based capital) and loans to gasoline stations with convenience stores (26 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the nine months ended September 30, 2010, the registrant had net loan charge-offs of approximately $3,071,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 1.16 percent (annualized). This compares to net charge-offs of approximately $2,427,000 for the nine months ended September 30, 2009 for a net charge-off ratio of 0.85 percent (annualized). Management expects that net loan charge-offs and provision expense for loan losses for the remainder of 2010 are likely to continue at elevated levels due to continuing weak economic conditions.
       The total allowance for loan losses increased to $8,064,760 as of September 30, 2010 from $7,085,316 as of December 31, 2009. The ratio of the allowance for loan losses to loans net of unearned income was 2.28 percent at September 30, 2010 as compared to 1.91 percent at December 31, 2009. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $2,692,851 between December 31, 2009 and September 30, 2010. Cash and cash equivalents remained at elevated levels at September 30, 2010 as the registrant sought increased liquidity during this period of weakened economic activity.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $8,541,000 at September 30, 2010, representing 4.9 percent of the registrant's investment portfolio as compared to $11,610,000, or 7.7 percent, one year earlier and $8,899,000, or 5.9 percent, at December 31, 2009. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At September 30, 2010, the registrant had approximately $147,559,000 in loans maturing within one year. The registrant had $3,265,000 in federal funds sold at September 30, 2010, compared to $2,365,000 as of December 31,

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

2009. The registrant also had approximately $31,467,000 in cash and due from banks at September 30, 2010 as compared to approximately $35,060,000 at December 31, 2009.
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

	Amount at
	September 30, 2010	December 31, 2009
Commitments to extend credit	$50,949,695	$56,956,444
Standby letters of credit	2,679,107	2,436,778
Mortgage loans sold with repurchase
requirements outstanding	10,459,389	9,172,591

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2010, the registrant had total borrowings of $7,605,021 and had approximately $23,018,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2010, the registrant had no federal funds purchased and had $20,000,000 in additional federal funds lines available from correspondent banks.
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
       Management believes, as of September 30, 2010 and December 31, 2009, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of September 30, 2010 and December 31, 2009.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of September 30, 2010
Total Capital to risk weighted assets
FPNC	$57,672	13.47%	$34,262	>	8.00%	N/A
FNB	57,319	13.39	34,256	>	8.00	42,820	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	52,282	12.21	17,131	>	4.00	N/A
FNB	51,929	12.13	17,128	>	4.00	25,692	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	52,282	8.53	24,508	>	4.00	N/A
FNB	51,929	8.48	24,505	>	4.00	30,631	>	5.00

As of December 31, 2009
Total Capital to risk weighted assets
FPNC	$55,720	12.72%	$35,035	>	8.00%	N/A
FNB	54,981	12.56	35,030	>	8.00	43,787	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	50,216	11.47	17,517	>	4.00	N/A
FNB	49,477	11.30	17,515	>	4.00	26,272	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	50,216	8.34	24,087	>	4.00	N/A
FNB	49,477	8.22	24,084	>	4.00	30,105	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 25 percent over the same +/-200 basis point rate shock. As of September 30, 2010, the -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.4 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.5 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,936,000, or 13.8 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $362,000, or 1.7 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding

PART I - FINANCIAL INFORMATION
____________________________________________

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Continued)

actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2010.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors.

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 other than as set forth in the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

PART II - OTHER INFORMATION
____________________________________________

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

       (a) None

       (b) None

       (c) None

Item 3.  Defaults upon Senior Securities.

       None

Item 4. (Removed and Reserved.)

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 9, 2010                                         /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  November 9, 2010                                         /s/Tracy Porterfield
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