Form 10-K
period 2010-12-31
FIRST PULASKI NATIONAL CORP
filed 2011-03-16
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [     ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2010 was $80,070,100. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $55 per share, the price at what the registrant's common stock was traded on June 1, 2010 the closest trade, of which the registrant has knowledge, to June 30, 2010.

Shares of Common Stock outstanding on February 28, 2011 were 1,564,350.

Documents Incorporated by Reference:
Part III.  Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 29, 2010 are incorporated by reference into Items 10, 11, 12, 13, and 14.

FIRST PULASKI NATIONAL CORPORATION

2010 FORM 10-K ANNUAL REPORT

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

The Corporation owns all of the common stock of the Bank. At December 31, 2010, the Corporation and its subsidiaries had combined total assets of $601,140,219.

At December 31, 2010, the Bank had long-term indebtedness of approximately $7.55 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note 9 to the Corporation's Consolidated Financial Statements includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. The Bank is the largest financial institution in Giles County, Tennessee, measured by county deposits. It has two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, the fifth largest financial institution in Limestone County, Alabama, and the twenty-first largest financial institution in Madison County, Alabama, measured by county deposits.

As of February 28, 2011, First National had 174 employees, 11 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three counties in Tennessee, Giles County, Lincoln County, and Marshall County, and two counties in Alabama, Limestone County and Madison County. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County, Tennessee. First National competes in Giles County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a large regional bank holding company. From June 30, 2008 to June 30, 2010, total deposits for all commercial banks in the Giles County market decreased 5.1% from $627.6 million to $595.8 million. First National has five (5) offices in Giles County, and approximately 52% of its deposits are located there. As of June 30, 2010, First National had the largest market share of banks in Giles County with a 46.5% share of the bank deposits.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,082 in 2009 and an estimated median household income of $38,046 in 2009, the latest available data.

Lincoln County, Tennessee. First National competes in Lincoln County with six (6) commercial banking organizations. Two (2) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other four (4) commercial banking competitors are small community banking organizations. From June 30, 2008 to June 30, 2010, total deposits for all commercial banks in Lincoln County decreased 1.3% from $515.1 million to $508.5 million. First National has two (2) branch offices located in this market, and approximately 25% of its deposits are located there. As of June 30, 2010, First National had a 26.8% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 33,374 in 2009, and an estimated median household income of $40,108 in 2009, the latest available data.

Marshall County, Tennessee. First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2008 to June 30, 2010, total deposits for all commercial banks in the Marshall County market decreased 0.7% from $430.3 million to $427.1 million. First National has two (2) offices in Marshall County and approximately 7% of its deposits are located there. As of June 30, 2010, First National had the fifth largest market share of banks in Marshall County with a 9.0% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 30,279 in 2009 and an estimated median household income of $41,681 in 2009, the latest available data.

Madison County, Alabama. In January 2008, the Bank opened a branch in a leased facility in Huntsville, located in Madison County, Alabama. Madison County, Alabama is the first urban market in which the Bank opened a branch and the first branch located outside the state of Tennessee. Madison County had an estimated population of 327,744 in 2009 and an estimated median household income of $57,327 in 2009, the latest available data. First National has one (1) office in Madison County and competes with twenty-three (23) commercial banking organizations in the county. Approximately 2% of the Bank's deposits are located there. As of June 30, 2010, First National had the twenty-first largest market share of banks in Madison County with a 0.15% share of the bank deposits. Total deposits for all commercial banks in the Madison County market was $6.458 billion as of June 30, 2010.

Limestone County, Alabama. In April 2008, the Bank opened a branch in Athens, located in Limestone County, Alabama. Limestone County had an estimated population of 78,572 in 2009 and an estimated median household income of $46,610 in 2009, the latest available data. First National has one (1) office in Limestone County and competes with eight (8) commercial banking organizations in the county. Approximately 14% of the Bank's deposits are located there. As of June 30, 2010, First National had the fifth largest market share of banks in Limestone County with an 11.4% share of the bank deposits. Total deposits for all commercial banks in the Limestone County market was $749.8 million as of June 30, 2010.

The Bank has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and availability of convenient office locations as well as convenient on-line banking capabilities. Direct competition for deposits comes from other commercial banks (as well as from credit unions and savings institutions in neighboring counties). Additional significant competition for savings deposits may come from other investment alternatives, such as money market mutual funds and corporate and government securities. The primary factors in competing for loans are the range and quality of the lending services offered, interest rates and loan origination fees. Competition for the origination of loans normally comes from other savings and financial institutions, commercial banks, credit unions, insurance companies and other financial service companies. The Corporation believes that its strategy in relationship banking and local autonomy in the communities it serves allows flexibility in rates and products offered in response to local needs. The Corporation believes this is its most effective method of competing with both the larger regional bank holding companies and the smaller community banks.

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

SUPERVISION AND REGULATION

Both the Corporation and First National are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Corporation's and First National's operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

First Pulaski National Corporation

The Corporation is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, it is subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Corporation. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of "systemically significant" institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Corporation either because of exemptions for institutions below a certain asset size or because of the nature of the Corporation's operations. Other provisions that will impact the Corporation will:

  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

  Make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

  Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

  Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.

  Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

  Apply the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

  Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

  Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.

  Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Corporation or the financial industry is difficult to predict before such regulations are adopted.

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

Under the Bank Holding Company Act, as amended by the Dodd-Frank Act, if well capitalized and well managed, the Corporation or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well capitalized and well managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.

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

The Corporation's common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, the Corporation is expected to act as a source of financial strength for First National and to commit resources to support First National. This support may be required at times when it would not be in the best interests of the Corporation's shareholders and creditors to provide it. If First National's capital levels were to fall below minimum regulatory guidelines, First National would need to develop a capital plan to increase its capital levels and the Corporation would be required to guarantee First National's compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority. In the unlikely event of the Corporation's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of First National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching.  While the OCC has authority to approve branch applications, national banks are required by the Federal National Bank Act to adhere to branching laws applicable to state-chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, First National and any other national or state-chartered bank generally may branch across state lines to the same extent as banks chartered in the state of the branch if allowed by the applicable states' laws. Tennessee law, with limited exceptions, currently permits branching across state lines either through interstate merger or branch acquisition. Tennessee, however, only permits an out-of-state bank, short of an interstate merger, to branch into Tennessee through branch acquisition if the state of the out-of-state bank permits Tennessee-based banks to acquire branches there.

FDIC Insurance.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Emergency Economic Stabilization Act of 2008 ("EESA") provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Following passage of the Dodd-Frank Act, an institution can provide full coverage on non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. If implemented in the United States, Basel III will impose a stricter definition of capital, with more focus on common equity. At this time, we do not know whether Basel III will be implemented in the United States, and if so implemented whether it will be applicable to the Corporation and First National, because by its terms it is applicable only to internationally active banks. But, if Basel III is implemented in the United States and becomes applicable to us, the Corporation and First National would likely be subject to higher minimum capital ratios than those to which the Corporation and First National are currently subject.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2010, First National met the conditions necessary to be considered "well capitalized" by its primary regulator.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can't be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.

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

Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation's board of directors must consider the Corporation's and First National's current and prospective capital, liquidity, and other needs.

Statutory and regulatory limitations also apply to First National's payment of dividends to the Corporation. First National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of First National's net profits for that year, plus (2) First National's retained net profits of the preceding two years, less any required transfers to surplus. During 2011, the Bank could, without prior approval, declare dividends of approximately $3,370,000 plus any 2011 net profits retained to the date of the dividend declaration.

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

Restrictions on Transactions with Affiliates

Both the Corporation and First National are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

  A bank's loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;

  A bank's investment in affiliates;

  Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

  The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

  Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

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

  Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

  Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

First National's deposit operations are subject to the:

  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.

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

In addition, the USA PATRIOT Act authorizes the U.S. Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. First National currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to residential mortgage loans that is likely to increase the Corporation's regulatory compliance costs. The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. With the enactments of EESA, AARA and the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, will require that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

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

Economic conditions in the markets in which the Corporation operates deteriorated significantly between early 2008 and the middle of 2010. As a result, the Corporation has experienced a significant reduction in its earnings when compared to historical levels. These challenges result from provisions for loan losses related to declining collateral values in the Corporation's real estate construction and development loan portfolio. Although economic conditions began to stabilize in the Corporation's markets in the second half of 2010, management of the Corporation believes that it will continue to experience a challenging economic environment in 2011. Accordingly, management expects that its results of operations will continue to be negatively impacted in 2011. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Corporation in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Corporation could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

The Corporation could sustain losses if its asset quality declines.

The Corporation's earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Corporation could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Corporation's interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect its results of operations and financial condition. Further increases to non-performing loans would reduce net interest income below levels that would exist if those loans were performing.

An inadequate allowance for loan losses would reduce the Corporation's earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, internal loan classifications, trends in classifications, an evaluation of national and local economic conditions and volumes and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require First National to increase the allowance for loan losses as a part of their examination process, First National's and the Corporation's earnings and capital could be significantly and adversely affected. In addition, federal and state regulators periodically review First National's loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or First National's entire loan portfolio may be different than the conclusions reached by First National. Any increase in First National's allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on the Corporation's operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of First National's management's control. These additions may require increased provision expense which would negatively impact the Corporation's results of operations.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Corporation's operations and results.

Negative developments in the latter half of 2007 and throughout 2008, 2009 and 2010 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing at least into 2011. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Corporation's deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Corporation, have been negatively affected by the current condition of the financial markets, as has the Corporation's ability, if needed, to raise capital or borrow in the debt markets compared to recent years.

Liquidity needs could adversely affect the Corporation's results of operations and financial condition.

The Corporation relies on dividends from First National as its primary source of funds. The primary sources of First National are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, brokered certificates of deposit and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

As the Corporation has expanded its operations into more urban areas in Alabama, it has significantly increased its real estate construction and development loans, which loans have a greater credit risk than residential mortgage loans.

The percentage of construction and land development loans in First National's portfolios to total loans was approximately 9.2% of total loans at December 31, 2010 down from 11.0% of total loans at December 31, 2009 and 13.9% at December 31, 2008 but higher than the 6.8% at December 31, 2007. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that First National holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact the Corporation's financial condition and results of operations.

The Corporation is geographically concentrated in Giles, Lincoln and Marshall Counties, Tennessee, and Limestone and Madison Counties, Alabama and changes in local economic conditions impact its profitability.

The Corporation operates primarily in Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama, and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Corporation's success significantly depends upon the growth in population, income levels, deposits and housing starts in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Corporation's market areas weakened during 2009 and 2010, negatively affecting the Corporation's operations, particularly the real estate construction and development segment of its loan portfolio. Additionally, unemployment levels continued at elevated levels in the Corporation's markets in 2010. The Corporation cannot assure you that economic conditions in its markets will improve during 2011 or thereafter, and continued weak economic conditions in its markets could cause the Corporation to continue to reduce the Corporation's asset size or constrict it's growth, affect the ability of its customers to repay their loans and generally affect the Corporation's financial condition and results of operations. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

The Corporation has increased levels of other real estate owned, primarily as a result of foreclosures, and the Corporation anticipates higher levels of foreclosed real estate expense.

As the Corporation continues to resolve non-performing real estate loans, foreclosed properties have remained at elevated levels, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. As levels of other real estate owned increase and also as local real estate values decline, these charges will increase, negatively impacting the Corporation's results of operations.

Environmental liability associated with commercial lending could result in losses.

In the course of business, First National may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Corporation, or First National, might be required to remove these substances from the affected properties at the Corporation's sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Corporation may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Corporation's business, results of operations and financial condition.

Implementation of the various provisions of the Dodd-Frank Act may increase the Corporation's operating costs or otherwise have a material affect on the Corporation's business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Corporation) are exempt from certain provisions of the legislation. The Corporation cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect the Corporation. There can be no assurance that these or future reforms will not significantly increase the Corporation's compliance or operating costs or otherwise have a significant impact on the Corporation's business, financial condition and results of operations.

National or state legislation or regulation may increase the Corporation's expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions, including those originating from the Dodd-Frank Act, on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Corporation's expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Corporation's agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Corporation's operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Corporation to materially change its existing strategic direction, capital strategies, compensation or operating plans.

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

As interest rates change, the Corporation expects that it will periodically experience "gaps" in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than its interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to the Corporation's position, this "gap" may work against the Corporation, and its earnings may be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this main office facility was completed in early 1995 and renovations to the facility were completed in 2009. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the Bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. During 2009, the Bank moved its mortgage lending operations to the main office and is currently using the facility on Flower Street to house certain of the loan operations of the Bank. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town. Construction was completed and the Bank moved into the new facility in Lewisburg in February, 2007. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. In January 2008, the Bank opened its Huntsville Office in a leased facility. The Bank opened a temporary branch in Athens, Alabama in the April 2008 and constructed a new facility on the property adjacent to the temporary facility that was completed and opened April 2010.

ITEM 3. LEGAL PROCEEDINGS.

The Corporation and its subsidiary are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the Corporation nor its subsidiary is currently involved in any material pending legal proceedings.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on Nasdaq or any other quotation service. The following trading prices for 2010 and 2009 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid
1st Quarter, 2010	$50.00 - 55.00	$0.25
2nd Quarter, 2010	$48.00 - 55.00	$0.25
3rd Quarter, 2010	$48.00 - 50.00	$0.25
4th Quarter, 2010	$45.00 - 55.00	$0.25
Total Annual Dividend, 2010		$1.00

1st Quarter, 2009	$50.00 - 55.00	$0.45
2nd Quarter, 2009	$50.00 - 55.00	$0.45
3rd Quarter, 2009	$50.00 - 55.00	$0.45
4th Quarter, 2009	$55.00 - 55.00	$0.25
Total Annual Dividend, 2009		$1.60

There were approximately 1,587 shareholders of record of the Corporation's common stock as of February 28, 2011.

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

	For Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Interest income	$29,424	$31,281	$33,687	$33,605	$29,028
Interest expense	7,601	10,328	14,856	16,777	13,081
Net interest income	21,823	20,953	18,831	16,828	15,947
Loan loss provision	4,750	5,328	2,033	261	175
Non-interest income	5,911	4,276	4,400	4,113	4,021
Non-interest expense	17,642	17,703	17,252	13,365	12,649
Income before income tax	5,341	2,199	3,946	7,314	7,144
Net income	4,028	2,232	3,471	5,453	5,279

Total assets	$601,140	$609,427	$592,303	$529,941	$484,088
Loans, net of unearned income	342,559	370,609	396,926	321,071	280,816
Securities	191,195	151,850	136,652	153,900	147,191
Deposits	533,324	542,977	530,497	469,008	426,475

Per Share Data:
Net Income-Basic	$2.58	$1.43	$2.24	$3.51	$3.36
Net Income-Diluted	2.58	1.43	2.24	3.50	3.35
Cash dividends paid	1.00	1.60	1.80	1.80	1.68

Total average equity (1)	$51,664	$50,536	$50,127	$48,629	$47,047
Total average assets (1)	609,032	597,754	559,115	504,385	465,446
Total year-end assets	601,140	609,427	592,303	529,941	484,088
Total long-term debt	7,545	7,779	3,392	3,640	3,874

Ratios
Avg equity to avg assets	8.48%	8.45%	8.97%	9.64%	10.11%
Return on average equity	7.80%	4.42%	6.92%	11.21%	11.22%
Return on average assets	0.66%	0.37%	0.62%	1.08%	1.13%
Dividend payout ratio	38.83%	111.63%	80.40%	51.28%	49.97%

(1) Total average equity and total average assets above excludes the unrealized gain or loss on investment securities.

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2010	2009	2008	2007	2006
Basic	1,563,762	1,557,109	1,549,721	1,554,648	1,572,535
Diluted	1,561,928	1,555,951	1,550,255	1,558,836	1,578,021

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Corporation is a one-bank holding company with its only direct subsidiary being First National in Pulaski, Tennessee. During the third quarter of 2001, First National's wholly-owned subsidiary, FPRC, received its insurance license. FPRC is engaged in the business of reinsuring credit insurance written by the Corporation's subsidiary.

The following analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended. The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements. Such factors include those identified in "Item 1A. Risk Factors" above and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the Corporation's market areas, (vi) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any activity in the capital markets that would cause the Corporation to conclude that there was impairment of any asset including intangible assets, and (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Act enacted by Congress in July 2010 and (xii) loss of key personnel. Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Corporation. The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

OVERVIEW

Total assets of the Corporation declined $8.3 million, or 1.4%, from December 31, 2009 to December 31, 2010. Loans net of unearned income declined $28.1 million from year-end 2009 to year-end 2010 due to decreased loan demand and more robust lending standards as well as foreclosures of certain problem loans that resulted in the collateral becoming other real estate owned. Other real estate owned remained at elevated levels in 2010 as weak economic conditions continued, leading to $12.7 million in other real estate owned at year-end 2010 as compared to $12.6 million in other real estate owned at year-end 2009. Concerted efforts are being made to dispose of other real estate owned while striving to ensure that fair market value is received for other real estate owned and excessive discounts are not taken. Other real estate owned is likely to continue at elevated levels in 2011. The decline in loans contributed to a $39.3 million increase in securities at year-end 2010 as compared to year-end 2009, as funds that had been used for loans were used to buy securities. A decline of $19.7 million in cash and due from banks from year-end 2009 to year-end 2010 also contributed to the increase in securities as these funds were invested in higher yielding securities. Deposits decreased $9.7 million from year-end 2009 to year-end 2010. The decrease in deposits was primarily due to a decrease of $8.9 million in interest bearing deposits at December 31, 2010 as compared to December 31, 2009. Total shareholders' equity increased $714,000 during 2010 and regulatory Tier I capital increased $2.7 million bolstering the Corporation's capital position and regulatory capital ratios at December 31, 2010.

Net income in 2010 was $4.03 million, an increase of $1.80 million compared to 2009. Net interest income increased $869,000 in 2010 as compared to 2009 primarily due to an increase in the net interest margin to 4.09% in 2010 from 3.96% in 2009. Gains on the sale of securities of $1.07 million occurred in 2010 as compared to $82,000 in 2009. Also, non-interest income increased in 2010 as compared to 2009 primarily due to increased debit card interchange fees, increased mortgage banking income, and increased rental income received on certain properties taken into other real estate owned. The provision for loan losses totaled $4.75 million in 2010, a decrease of $578,000 from the provision for loan losses in 2009. Weak economic conditions continue to place stress on some of the registrant's borrowers, leading to a continued elevated provision for loan losses in 2010. Provision for loans losses is expected to remain at elevated levels in 2011 as compared to years prior to 2009. FDIC insurance assessments decreased $253,000 in 2010 as compared to 2009, primarily reflecting the Bank's share of the FDIC's special assessment imposed on all financial institutions on June 30, 2009, which amounted to $276,000. Foreclosed asset expense remained at elevated levels in 2010, showing an increase of $28,000 in 2010 as compared to 2009. Foreclosed asset expense is expected to remain at elevated levels in 2011. Net charged-off loans totaled $3.84 million in 2010, resulting in charge-off ratio (net loans charged-off divided by average loans) of 1.07% as compared to net charge-offs of approximately $3.46 million in 2009, resulting in an annualized charge-off ratio of 0.89%. Nonaccrual loans also increased to $13.25 million at December 31, 2010 as compared to $7.55 million at December 31, 2009 as weak economic conditions negatively impacted many loan customers, particularly construction and land development loans, 1-4 family real estate loans and commercial real estate loans.

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

Specific allowances are established in cases where management has determined a loan is impaired. A loan is impaired when full payment under the loan terms is not probable. Every substandard or worse loan in excess of $250,000 and all loans criticized as "Other Assets Especially Mentioned" over $400,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors. Impaired loans in excess of $250,000 are reviewed quarterly to determine any specific allowances that are necessary.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2010 was approximately $4.03 million, or $2.58 per diluted share, compared with approximately $2.23 million, or $1.43 per diluted share, in 2009 and approximately $3.47 million, or $2.24 per diluted share, in 2008. Return on average assets was 0.66% in 2010, 0.37% in 2009 and 0.62% in 2008. The return on average equity was 7.80%, 4.42% and 6.92% for 2010, 2009 and 2008, respectively. Net income for 2010 was positively impacted by an increase in the net interest margin, a sizeable gain on the sale of investment securities and a reduction in the provision for loan losses as compared to 2009. Net income for 2009 was negatively impacted by continuing deterioration in the local and national economy reflected in increased provision expense and increased FDIC insurance expenses. Net income for 2008 was negatively impacted by a non-cash impairment charge of approximately $1,953,000 related to the write-down of the Corporation's investment in Fannie Mae preferred stock securities, increased noninterest expense associated with the Corporation's expansion into Alabama and continuing deterioration in the local and national economy.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits, repurchase agreements, and borrowed funds (interest expense). In 2010, net interest income increased by 4.1% to $21.82 million from $20.95 million in 2009. Total assets of the Corporation decreased approximately $8.3 million from December 31, 2009 to December 31, 2010. Loans net of unearned income decreased approximately $28.1 million over the same period. Deposits decreased approximately $9.7 million over the same period. The higher decrease in loans as compared to deposits contributed to an approximately $39.3 million increase in investments as the Corporation invested excess funds from deposits in investment securities over the same period. Also, cash and due from banks decreased approximately $19.7 million from December 31, 2009 to December 31, 2010, primarily due to a reduction in excess interest-earning balances held at the Federal Reserve Bank.

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

Net interest income on a fully taxable equivalent basis increased $746,000 from 2009 to 2010. This increase resulted from a $2,265,000 increase due to changes in interest rates that was partially offset by a $1,519,000 decrease due to changes in volumes of the components comprising taxable-equivalent net interest income. The decrease in interest income in 2010 as compared to 2009 was primarily due to a decrease in average loan volumes that was partially offset by an increase in the interest rates earned on those loans. A decrease in the interest rates earned on investment securities also contributed to the decrease in interest income in 2010 as compared to 2009. The decrease in interest expense in 2010 as compared to 2009 was primarily due to a decrease in interest rates paid on interest-bearing liabilities. Net interest income on a fully taxable equivalent basis increased $2,094,000 from 2008 to 2009. This increase resulted from a $1,733,000 increase due to increased volumes and a $361,000 increase due to changes in interest rates. The decrease in interest income in 2009 as compared to 2008 was due to a decrease in the interest rates earned on interest-earning assets, together with a shift in the mix of earning assets to more investment securities, which was partially offset by an increase in the average volumes of interest-earning assets. The decrease in interest expense in 2009 as compared to 2008 was primarily due to a decrease in rates paid on interest-bearing liabilities that was slightly offset by an increase in the volumes of interest-bearing liabilities.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2010, 2009 and 2008.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans	$357,377	$25,106	7.03%	$390,555	$26,517	6.79%	$357,053	$27,364	7.66%
Taxable investment securities	125,750	2,998	2.38%	90,243	2,895	3.21%	77,504	3,584	4.62%
Non-taxable investment
securities	39,517	1,905	4.82%	52,798	2,604	4.93%	72,368	3,282	4.54%
Federal funds sold and other	27,273	69	0.25%	15,276	39	0.26%	10,520	262	2.49%
Dividends	1,641	87	5.30%	1,688	91	5.39%	1,756	88	5.01%
Total Interest-Earning Assets	551,558	30,165	5.47%	550,560	32,146	5.84%	519,201	34,580	6.66%

Non-Interest Earning Assets:
Cash and due from banks	10,635			11,988			12,054
Premises and equipment, net	19,583			18,245			15,425
Other Assets	37,949			25,081			17,135
Less allowance for loan losses	(7,886)			(5,941)			(3,913)
Total Non-Interest-Earning Assets	60,281			49,373			40,701

TOTAL	$611,839			$599,933			$559,902
	======			======			======

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$83,028	$301	0.36%	$74,319	$440	0.59%	$52,342	$698	1.33%
Savings deposits	79,870	404	0.51%	71,954	601	0.84%	68,028	1,102	1.62%
Time deposits	303,970	6,580	2.16%	318,005	9,001	2.83%	314,163	12,829	4.08%
Repurchase agreements	1,910	30	1.59%	1,683	27	1.60%	1,567	40	2.55%
Other borrowed money	7,670	286	3.73%	6,353	259	4.08%	3,700	187	5.05%
Total Interest-Bearing
Liabilities	476,448	7,601	1.60%	472,314	10,328	2.19%	439,800	14,856	3.38%

Non-Interest-Bearing Liabilities:
Demand deposits	76,069			70,040			63,892
Other liabilities	6,317			5,731			5,747
Total Non-Interest Bearing
Liabilities	82,386			75,771			69,639
Shareholders' Equity	53,005			51,848			50,463
TOTAL	$611,839			$599,933			$559,902
	======			======			======

Net interest earnings/spread,
on a taxable equivalent basis		22,564	4.09%		21,818	3.96%		19,724	3.80%
Taxable equivalent adjustments:
Loans		212			186			200
Investment securities		529			679			694
Total taxable equivalent adjustment		741			865			894

Net interest earnings		$21,823			$20,953			$18,830
		======			======			======

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,072,000 for 2010, $1,120,000 for 2009 and $1,266,000 for 2008.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net
	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans	$(2,253)	$842	$(1,411)	$2,568	$(3,415)	$(847)
Taxable investment securities	1,139	(1,036)	103	589	(1,278)	(689)
Non-taxable investment securities	(655)	(44)	(699)	(888)	210	(678)
Federal funds sold	31	(1)	30	118	(341)	(223)
Dividends	(3)	(1)	(4)	(3)	6	3

Total Interest-Earning Assets	$(1,741)	$(240)	$(1,981)	$2,384	$(4,818)	$(2,434)
	=========	=======	=======	=========	=======	=======
Interest Paid On:
Demand deposits	$52	($191)	($139)	$293	($551)	($258)
Savings deposits	66	(263)	(197)	64	(565)	(501)
Time deposits	(397)	(2,024)	(2,421)	157	(3,985)	(3,828)
Repurchase agreements	3	-	3	3	(16)	(13)
Other borrowed money	54	(27)	27	134	(62)	72

Total Interest-Bearing Liabilities	$(222)	$(2,505)	$(2,727)	$651	$(5,179)	$(4,528)
	=========	=======	=======	=========	=======	=======
Net Interest Earnings, on a taxable
equivalent basis	$(1,519)	$2,265	$746	$1,733	$361	$2,094
	=========	=======	=======	=========	=======	=======
Less: taxable equivalent adjustment			(124)			(29)

Net Interest Earnings			$870			$2,123
			=======			=======

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

The net interest margin improved in 2010 to 4.09% from 3.96% in 2009. This increase in net interest margin was primarily due to decreased interest expense on deposits due to lower interest rates paid in 2010 as compared to 2009. The average interest rate paid on deposits was 1.56% in 2010 as compared to 2.16% in 2009. This lower interest expense was partially offset by lower earnings on interest-bearing assets, primarily due to a decline in average loan volumes in 2010 as compared to 2009. Average loans decreased $33.2 million in 2010 as compared to 2009 reflecting weakened loan demand. Also, the decrease in interest expense on deposits was partially offset to a lesser degree by a decrease in the average yield on investment securities from 3.84% in 2009 to 2.97% in 2010.

The net interest margin improved in 2009 to 3.96% from 3.80% in 2008. This increase in net interest margin was primarily due to the growth in average loans in 2009 as compared to 2008 as well as a decline in the interest expense due to interest-bearing liabilities over the same periods offset in part by the negative impact of increased levels of nonaccrual loans. Average loans increased $33.5 million to $390.6 million in 2009 as compared to $357.1 million in 2008. Loans are generally higher yielding assets than investment securities and federal funds sold, thus the growth in average loans in 2009 contributed to the increased net interest margin in 2009 as compared to 2008. While average loans increased in 2009 when compared to 2008, loan balances at December 31, 2009 were 6.7% less than loan balance at December 31, 2008, reflecting reduced loan demand and the Corporation's decision to increase liquidity. The Corporation's decision to slow loan growth and invest available cash from increased deposits in lower yielding investment securities and more liquid assets in the second half of 2009, together with the increased levels of nonaccrual loans and other real estate owned, negatively impacted net interest.

NON-INTEREST INCOME

The Corporation's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the Corporation's growth, while fees for origination of mortgage loans and security gains fluctuate more widely from period to period.

Non-interest income totaled $5,911,000 in 2010, an increase of $1,635,000, or 38.2%, from 2009. Most of the increase is attributable to a $991,000 increase in net security gains in 2010 as compared to 2009. Other service charges increased $348,000 in 2010 as compared to 2009 due to increased debit card interchange fees. Mortgage banking income increased $261,000 in 2010 as compared to 2009 primarily as a result of increased mortgage refinancing activity. Other income increased $183,000 in 2010 as compared to 2009 primarily as a result of rental income received on certain properties taken into other real estate owned in 2009 and 2010. These increases were partially offset by a $94,000 decrease in service charges on deposit accounts primarily due to overall decreased levels of overdrafts by the Bank's customers as well as a $45,000 reduction in commissions and fees primarily due to reduced commissions on sales of credit insurance.

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

NON-INTEREST EXPENSE

Non-interest expense in 2010 was $17,642,000, a decrease of $60,000, or 0.3%, from 2009. The largest decrease in non-interest-expense was a $253,000 decrease in FDIC insurance premiums. The decrease in FDIC insurance expense was primarily due to the absence of an FDIC imposed 5 basis point emergency assessment on insured depository institutions paid on September 30, 2009, based on total assets less Tier I capital at June 30, 2009. The Corporation incurred approximately $276,000 in special assessments from the FDIC in the second quarter of 2009. No such special assessment was incurred in 2010, however FDIC insurance premiums are expected to remain at elevated levels in 2011 but thereafter should begin to drop as a result of the changes mandated by the Dodd-Frank Act. The impairment on available for sale securities and other equity investments decreased $105,000 in 2010 as compared to 2009. Other smaller decreases included a $37,000 decrease in furniture and equipment expense and a $34,000 decrease in other operating expenses in 2010 as compared to 2009. These decreases were partially offset by increases in salaries and employee benefits, occupancy expenses and foreclosed asset expenses. Salaries and employee benefits increased $236,000, or 2.6% in 2010 as compared to 2009. Occupancy expenses increased $119,000 in 2010 as compared to 2009 primarily due to increased depreciation expense related to the opening of the Athens, Alabama office in April 2010. Expenses related to foreclosed assets saw a small increase of $28,000 in 2010 as compared to 2009 and is expected to remain at elevated levels in 2011. Foreclosed asset expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. Note 4 of the Consolidated Financial Statements gives more information on foreclosed asset expense.

Non-interest expense in 2009 was $17,703,000, an increase of $450,000, or 2.6%, from 2008. This increase is primarily attributable to a $1,274,000 increase in other expenses and a $922,000 increase in foreclosed asset expenses 2009 as compared to 2008. The increase in other expenses was primarily due to a $947,000 increase in FDIC insurance expense and a $256,000 increase in directors' fees and expenses in 2009 as compared to 2008. The increase in FDIC insurance expense was due to increased regular assessments in 2009 as compared to 2008 as well as a special assessment on June 30, 2009. The increase in directors' fees was primarily due to a reduction in the discount rate used to calculate the Corporation's accrued liability for directors' deferred compensation due to a lower interest rate environment in 2009 as compared to 2008, leading to $243,000 in additional expense in 2009. The increase in foreclosure expense was due to the increased levels of other real estate owned in 2009 as compared to 2008 and the related expenses necessitated by these properties. Foreclosed real estate expense was $964,000 for 2009 compared to $42,000 for 2008 and a net gain of $14,000 for 2007. The increase in foreclosed asset expenses in 2009 was related to the continued deterioration of local real estate values, particularly with respect to foreclosed properties acquired from builders and residential land developers. At December 31, 2009, the Corporation had $12.6 million in other real estate owned compared to $247,000 at December 31, 2008. Salaries and employee benefits increased $185,000 and occupancy expenses increased $185,000 in 2009 as compared to 2008. The increase in salaries and employee benefits expenses reflect the increased expenses associated with opening and staffing new offices in Huntsville and Athens, Alabama in the first four months of 2008. These new offices also contributed to the increase in occupancy expenses, as well as the completion of the main office renovation in Pulaski in 2009. Impairment on available for sale securities and other equity investments decreased

$1,808,000 in 2009 as compared to 2008, primarily due to a $1,953,000 write-down on investments related to FNMA preferred securities in 2008 and a $144,000 write-down of the Corporation's investment in Silverton Financial Services, Inc. ("Silverton") common stock in 2009, discussed in more detail below. Advertising and public relations expenses and furniture and fixture expenses declined $261,000 and $47,000 respectively in 2009 as compared to 2008.

A capital loss of $144,000 was incurred in the second quarter of 2009 relating to the Corporation's investment in common stock of Silverton that was classified as an other asset on the Corporation's balance sheet at December 31, 2008. On May, 1, 2009, the Office of the Comptroller of the Currency closed Silverton's subsidiary, Silverton Bank, N.A. The Corporation recorded a capital loss of $144,000 to write-down its investment in Silverton to $0 in the second quarter of 2009 due to the closing of Silverton Bank, N.A. The Company has sufficient capital gains to offset the capital loss for federal income tax purposes.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC announced in 2009 increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments ranged from 0.12 percent to 0.50 percent of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009 through the end of 2010, insurance assessments ranged from 0.07% to 0.78%, depending on an institution's risk classification and other factors.

In addition, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on total assets less Tier I capital at June 30, 2009. The Corporation incurred approximately $276,000 in special assessments from the FDIC in the second quarter of 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in deposit insurance expense for 2009. As of December 31, 2010, $2.32 million of the prepaid FDIC insurance assessment remained to be expensed in future periods.

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

The provision for loan losses was $4,750,000 in 2010 compared to $5,328,000 in 2009 and $2,033,000 in 2008. The size of the provision for loan losses in 2010 and 2009 primarily reflected the effects of weaker local and national economic conditions and the resulting deterioration in the loan portfolio, particularly within the real estate segment of the portfolio and primarily real estate construction and development loans. Increases in nonperforming loans, net charge-offs and an overall increase in the Corporation's allowance for loan losses in relation to loan balances during 2010 and 2009 were the primary reasons for the elevated levels in the provision for 2010 and 2009 when compared to 2008. The Bank's collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, the Corporation has increased its allowance for loan losses which has led to increased provision expense in 2010 and 2009 as compared to 2008. Although non-performing loans increased in 2010 as compared to 2009, provision for loan losses declined in 2010 as compared to 2009 primarily as a result of the $27.9 million decrease in loans in 2010, leading to an increased ratio of allowance for loan losses to loans net of unearned income of 2.33% at December 31, 2010 as compared to 1.91% at December 31, 2009. The provision for loan losses is likely to continue at elevated levels in 2011 due to continuing challenging economic conditions, negatively impacting the Corporation's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, trends in net charge-offs, trends in delinquencies and nonaccrual loans, trends in unemployment, trends in classified and criticized loans, loan growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.

INCOME TAXES

Income tax expense includes federal and state taxes on taxable earnings. Income taxes were $1,313,000 in 2010. There was a $33,000 income tax benefit in 2009. Income taxes were $475,000 in 2008. The effective tax rates were 24.6%, -1.5%, and 12.0% in 2010, 2009 and 2008, respectively. The decline in the effective tax rates for 2009 and 2008 was primarily a result of reduced income before taxes while tax free income was proportionally higher as compared to 2010.

The Corporation had net deferred tax assets of $5,439,000 at December 31, 2010, as compared to a net deferred tax asset of $3,102,000 at December 31, 2009. The deferred tax asset resulting from the allowance for loan losses was the largest component of the deferred tax asset in both periods. The Corporation has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

FINANCIAL CONDITION

LOANS

Management's historical focus has been to promote loan growth in the Corporation's target markets, emphasizing the expansion of business in the Corporation's trade areas. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. In 2010 and 2009, however, the Corporation's total loans shrank as loan demand softened and economic conditions, particularly in real estate construction and development, impaired potential borrower creditworthiness. Total loans net of unearned fees decreased $27.9 million from December 31, 2009 to December 31, 2010. All major categories of loans showed a decrease in 2010. The categories of loans showing the largest decrease included construction and land development loans with a decrease of $9.2 million, nonresidential nonfarm real estate loans with a decrease of $4.9 million, residential real estate loans with a decrease of $4.6 million and consumer loans with a decrease of $2.1 million.

Over the last three years, average total loans decreased by $33.2 million, or 8.5%, in 2010, increased by $33.5 million, or 9.4%, in 2009 and increased by $57.0 million, or 19.0%, in 2008, in each case over the prior year. The growth in deposits, together with a liquidation of available for sale securities in 2008, was the primary funding source for this increase in average loan demand in 2009 and 2008. The decrease in average loans outstanding in 2010 as compared to 2009 led to an increase of $22.2 million in average investment securities in 2010 over 2009 as the funds previously used for loan fundings were placed in the investment portfolio.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (36% of the total loans) and 1-4 family residential loans (25% of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the Corporation has concentrations of credit, defined as 25% or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (37% of total risk-based capital), loans secured by subdivision land (34% of total risk-based capital), loans to religious organizations (29% of total risk-based capital), loans secured by hotel and motel properties (27% of total risk-based capital) and loans to gasoline stations with convenience stores (26% of total risk-based capital). Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate, particularly conditions impacting residential and commercial real estate, which continued to experience deterioration throughout 2010. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Limestone and Madison Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is adequate to absorb probable incurred losses in the loan portfolio.

The amounts of loans outstanding, excluding deferred loan fees, at the indicated dates are shown in the following table according to type of loan.

LOAN PORTFOLIO
	December 31,
	2010	2009	2008	2007	2006
	(in thousands of dollars)
Construction and land development	$31,742	$40,912	$55,484	$21,828	$11,682
Commercial and industrial	34,561	38,853	34,120	30,712	24,289
Agricultural	5,099	5,940	7,642	8,260	5,898
Real estate - farmland	34,228	35,243	35,923	33,551	28,145
Real estate - residential	86,234	90,797	91,757	77,961	70,655
Real estate - nonresidential, nonfarm	122,549	127,496	137,749	115,478	112,650
Installment - individuals	22,679	24,757	26,668	24,607	22,965
Other loans(1)	7,007	8,086	9,672	9,604	4,847
	$344,099	$372,084	$399,015	$322,001	$281,131
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2010 (excluding residential mortgage, home equity and installment-individual loans).
	Due in one year or less	Due after one year but before five years	Due after five years	Total
	(in thousands of dollars)
Construction and land development	$23,589	$7,645	$508	$31,742
Commercial and industrial	22,541	11,681	339	34,561
Agricultural	4,250	849	-	5,099
Real estate-farmland	16,407	15,845	1,976	34,228
Real estate-nonresidential, nonfarm	45,405	67,184	9,960	122,549
Total selected loans	$112,192	$103,204	$12,783	$228,179
	============	============	============	============

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2010.

	Due in one year or less	Due after one year but before five years	Due after five years	Total
Percent of total selected loans	49.17%	45.23%	5.60%	100.00%
Cumulative percent of total	49.17%	94.40%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year

Fixed rate loans		$97,344	$3,040	$100,384
Variable rate loans		5,860	9,743	15,603
Total		$103,204	$12,783	$115,987
		============	============	============

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period and average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and provisions for loan losses which have been charged to expense.

	For year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands of dollars)

Loans, net of unearned income	$342,559	$370,609	$396,926	$321,071	$280,816
	=========	=========	=========	=========	=========
Daily average amount of loans	$357,377	$390,555	$357,053	$300,051	$277,288
	=========	=========	=========	=========	=========

Balance of allowance for
possible loan losses at
beginning of period	$7,085	$5,220	$3,467	$3,473	$3,735
Less charge-offs:
Construction and land
development	1,572	1,974	-	-	-
Commercial and industrial	161	164	85	29	315
Agricultural	7	-	-	-	10
Real estate-farmland	257	60	-	-	-
Real estate-residential	492	1,098	97	255	26
Real estate-nonresidential,
nonfarm	1,123	87	120	-	24
Installment-Individuals	332	223	173	233	364
Other loans	-	-	-	-	-
	3,944	3,606	475	517	739
Add recoveries:
Construction and land
development	-	-	-	-	-
Commercial and Industrial	17	21	11	13	31
Agricultural	6	8	11	25	35
Real estate-farmland	-	-	-	-	21
Real estate-residential	6	7	49	32	34
Real estate-nonresidential,
nonfarm	6	-	7	34	8
Installment-Individuals	70	104	115	143	250
Other loans	1	3	2	3	-
	106	143	195	250	379

Net loans charged off	3,838	3,463	280	267	360

Provision charged to expense	4,750	5,328	2,033	261	175
Adjustment for off-balance sheet
credit exposures	-	-	-	-	(77)
Balance at end of period	$7,997	$7,085	$5,220	$3,467	$3,473
	=========	=========	=========	=========	=========
Net charge-offs as percentage of
average loans outstanding:	1.07%	0.89%	0.08%	0.09%	0.13%

Net charge-offs as percentage of:
Provision for loan losses	80.8%	65.0%	13.8%	102.3%	205.7%
Allowance for loan losses	48.0%	48.9%	5.4%	7.7%	10.4%

Allowance at end of period to
loans, net of unearned income	2.33%	1.91%	1.32%	1.08%	1.24%

As seen in the above table, net loans charged-off increased significantly in 2010 and 2009 to $3,838,000 and $3,463,000, respectively, from $280,000 in 2008. Net charged-off loans remained at elevated levels in 2010 as weak economic conditions continued. Net loans charged-off in 2010 consisted of net losses on construction and land development loans of $1,572,000, net losses on real estate loans of $1,860,000, net losses on commercial and industrial loans of $144,000, net losses on loans to individuals of $262,000, net losses on agricultural loans of $1,000 and net recoveries on other loans of $1,000. This compared to net loans charged-off in 2009 which consisted of net losses on construction and land development loans of $1,974,000, net losses on real estate loans of $1,238,000, net losses on commercial and industrial loans of $143,000, net losses on loans to individuals of $119,000 and net recoveries on agricultural loans of $8,000. The allowance for loan losses at the end of 2010 was $7,997,000, or 2.33% of outstanding loans, net of unearned income, as compared to $7,085,000, or 1.91% of outstanding loans, net of unearned income, and $5,220,000, or 1.32% of outstanding loans, net of unearned income in 2009 and 2008, respectively. Net loans charged-off amounted to 1.07% of average total loans outstanding in 2010, 0.89% in 2009 and 0.08% in 2008.

The allowance for loan losses was 0.6 times the balance of nonaccrual loans at the end of 2010 compared to 0.9 times in 2009 and 1.7 times in 2008. Nonaccrual loans increased $5,698,000 to $13,253,000 at December 31, 2010 from $7,555,000 at December 31, 2009 primarily due to an increase in residential real estate loans, commercial real estate loans and construction and land development loans classified as nonaccrual. Much of the increase in nonaccrual loans at December 31, 2010 was due to 3 larger relationships that were placed on nonaccrual during 2010. Nonaccrual loans increased $4,526,000 to $7,555,000 at December 31, 2009 from $3,029,000 at December 31, 2008, primarily due to an increase in residential real estate loans and construction and land development loans classified as nonaccrual. Management believes that the allowance for loan losses as of December 31, 2010 is adequate, but if economic conditions deteriorate beyond management's expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through significant additional provision for loan losses. Charge-offs are expected to remain at elevated levels in 2011 resulting in elevated provision for loan losses in 2011 as compared to years prior to 2009.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands of dollars)
Allowance applicable to:
Construction and land development	$1,475	$1,296	$1,009	$168	$90
Commercial and industrial loans	1,035	1,130	712	847	372
Agricultural loans	42	81	74	121	258
Real estate-farmland	724	541	367	310	240
Real estate-residential	1,274	1,308	844	565	856
Real estate-nonresidential
nonfarm	3,023	1,998	1,383	951	1,124
Installment-individual	384	628	755	447	513
Other loans	40	103	76	58	20
	$7,997	$7,085	$5,220	$3,467	$3,473
	========	========	========	========	========
Percentages of loans by
category to total loans:
Construction and land development	9.22%	11.00%	13.91%	6.78%	4.16%
Commercial and industrial loans	10.04%	10.44%	8.55%	9.54%	8.64%
Agricultural loans	1.48%	1.60%	1.92%	2.57%	2.10%
Real estate-farmland	9.95%	9.47%	9.00%	10.42%	10.01%
Real estate-residential	25.06%	24.40%	23.00%	24.21%	25.13%
Real estate-nonresidential
nonfarm	35.62%	34.27%	34.52%	35.86%	40.07%
Installment-individual	6.59%	6.65%	6.68%	7.64%	8.17%
Other loans	2.04%	2.17%	2.42%	2.98%	1.72%
	100.00%	100.00%	100.00%	100.00%	100.00%
	========	========	========	========	========

The Corporation monitors changes in the credit quality, terms and loan concentrations in its loan portfolio. Construction and land development loans decreased $9.2 million, or 22.4%, at year-end 2010, following a decrease of $14.6 million, or 26.3%, at year-end 2009 as compared to year-end 2008. However, these decreases followed a significant increase of $33.7 million, or 154.2%, at year-end 2008 as compared to year-end 2007, primarily due to increases in loans secured by subdivision land, reflecting the Corporation's expansion into more growth-oriented urban areas in Alabama. All major loan categories declined at year-end 2010 as compared to year-end 2009. The Corporation evaluates its exposure level to loan concentrations periodically to determine any amount of additional allowance allocations that is necessary based on these concentrations.

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

From December 31, 2009 to December 31, 2010, nonaccruing loans increased to $13,253,000 from $7,555,000 following an increase from $3,029,000 at year-end 2008. The changes in each year were primarily a result of weak economic conditions negatively impacting many loan customers, particularly construction and land development loans, 1-4 family real estate loans and commercial real estate loans. There were $2,742,000 in restructured loans as of December 31, 2010, all of which were commercial real estate loans as compared to $7,307,000 in restructured loans as of December 31, 2009, which included $2,787,000 in commercial real estate loans, $2,335,000 in 1-4 family real estate loans, $2,105,000 in construction and land development loans and $80,000 in commercial and land development loans. Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $12,704,000 at December 31, 2010, an increase of $154,000 from $12,550,000 at December 31, 2009. The continued weak economic conditions lead to the elevated levels other real estate owned in 2010 and 2009 as compared to earlier periods. Other real estate owned is likely to remain at elevated levels throughout 2011 as are the related foreclosure/repossession expenses. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan losses.

The following table summarizes the Corporation's nonaccrual loans, loans past due 90 days or more but accruing interest, restructured loans and other real estate owned.
	December 31,
	2010	2009	2008	2007	2006
	(in thousands of dollars)
Nonaccrual loans	$13,253	$7,555	$3,029	$428	$792
Troubled debt restructurings	2,742	7,307	0	0	0
Other real estate owned	12,704	12,550	247	672	664
Loans past due ninety days or
more as to interest or
principal payment	0	8	2	0	6

The amount of interest income actually recognized on nonaccrual loans during 2010, 2009 and 2008 was $121,000, $95,000 and $35,000, respectively. The additional amount of interest income that would have been recorded during 2010, 2009 and 2008, if the above nonaccrual loans had been current in accordance with their original terms, was $818,000, $595,000 and $38,000, respectively. No interest was foregone on troubled debt restructurings in 2010, 2009 and 2008.

Loans that are classified as "substandard" by the Bank represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. At December 31, 2010, there were approximately $12,003,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $19,677,000 in loans that were classified as "substandard" and accruing interest at December 31, 2009. At December 31, 2010, management was not aware of any specifically identified loans, other than those classified as "substandard" that represent significant potential problems or that management has doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank have appropriate internal controls and although the Corporation and the Bank conduct regular and thorough loan reviews, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb probable incurred losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. See "Critical Accounting Policies" for more information pertaining to the Corporation's allowance for loan losses.

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

The following table sets forth the carrying amount of investment and other securities at the dates indicated:
	December 31,
	2010	2009	2008
	(in thousands of dollars)
Available-for-sale
U.S. treasury securities	$101	$104	$108
U.S. government-sponsored
entities	104,655	85,782	58,511
Mortgage-backed securities - residential	43,835	16,677	12,609
Obligations of states and
political subdivisions	42,559	49,199	64,971
Other debt securities	-	-	387
Other securities	45	88	66
Total securities	$191,195	$151,850	$136,652
	=========	=========	=========

The following table sets forth the maturities of securities at December 31, 2010 and the average yields of such securities. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2010. Also, the securities labeled "Other securities" in the table above are equity securities of a government-sponsored agency authorized to make loans and loan guarantees and have no maturity date. Therefore they are not included in the maturity categories below as of December 31, 2010.

	U.S. Treasuries,
	Government Agencies	State and
	and Government-	Political	Other Debt
	Sponsored Enterprises	Subdivisions	Securities	Total
	(in thousands of dollars)
Available-for-sale
Due in one year or less:
Amount	$4,482	$4,497	-	$8,979
Yield	2.55%	4.39%	-	3.47%

Due after one year through
five years:
Amount	$89,925	$20,724	-	$110,649
Yield	1.79%	4.79%	-	2.35%

Due after five years through
ten years:
Amount	$10,349	$16,380	-	$26,729
Yield	2.43%	4.15%	-	3.48%

Due after ten years:
Amount	-	$958	-	$958
Yield	-	3.88%	-	3.88%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $22.2 million, or 15.5%, to $165.3 million during 2010 as compared to $143.0 million for 2009. Average non-taxable securities decreased by $13.3 million, or 25.2%, in 2010 while average taxable securities increased by $35.5 million, or 39.3%, to account for the overall increase in average investments. The increase in total average securities during 2010 was primarily a result of lower average loan balances in 2010 that led to excess funds being placed in the investment portfolio. Total average securities decreased by $6.9 million, or 4.6%, to $143.0 million during 2009 as compared to $149.9 million for 2008. Average non-taxable securities decreased by $19.6 million, or 27.0%, in 2009 while average taxable securities increased by $12.7 million, or 16.4%, to account for the overall decrease in average investments. The decrease in total average securities during 2009 was primarily a result of higher average federal funds sold and funds held overnight at the Federal Reserve as more funds were held in overnight balances for additional liquidity during the economic turmoil occurring throughout 2009.

The Corporation saw a decline in the market value of its investment securities portfolio at December 31, 2010 as compared to December 31, 2009. There was an unrealized loss on securities, net of tax, of $293,000 at December 31, 2010 as compared to an unrealized gain on securities, net of tax, of $1,734,000 at December 31, 2009. The primary cause for unrealized gains and losses within the portfolio at each year-end is the impact movements in market rates have had in comparison to the underlying yields on these securities. Market interest rates moved higher in the last quarter of 2010, causing the investments held by the Corporation to decrease in market value at December 31, 2010 as compared to December 31, 2009.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including certificates of deposits in excess of $100,000. Average deposits increased by $8.6 million, or 1.6%, to $542.9 million in 2010, by $35.9 million, or 7.2%, to $534.3 million in 2009, and by $53.4 million, or 11.9%, to $498.4 million in 2008.

The average amount of deposits for the periods indicated is summarized in the following table:

	For the years ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$76,069	0.00%	$70,040	0.00%	$63,892	0.00%

Interest bearing
demand deposits	83,028	0.36%	74,319	0.59%	52,342	1.33%
Savings deposits	79,870	0.51%	71,954	0.84%	68,028	1.62%
Time deposits of
$100,000 or more	159,531	2.27%	179,470	2.84%	179,185	4.10%
Other time deposits	144,439	2.05%	138,535	2.81%	134,978	4.06%
Total interest bearing
deposits	466,868	1.56%	464,278	2.16%	434,533	3.37%

Total deposits	$542,937		$534,318		$498,425
	===========		===========		===========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2010 are summarized as follows (in thousands of dollars):
3 months or less	$30,540
Over 3 months through 6 months	37,359
Over 6 months through 12 months	39,439
Over 1 year	32,611
Total	$139,949
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

The Corporation began using reciprocal brokered deposits in 2009 and had $1.0 million and $9.1 million of such deposits at December 31, 2010 and 2009, respectively. These are customer deposits which the bank has swapped for deposits of other banks so that the entire customer deposit with the Bank is spread among other banks and the Bank's customer is able to acquire FDIC insurance coverage for the full amount of his/her deposit. The Corporation has not traditionally used brokered deposits as a funding source and had no brokered deposits at year-end 2010 and 2009 other than the reciprocal brokered deposits above.

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
	Amount
	2010	2009	2008
	(in thousands of dollars)
Commitments to extend credit and
unused lines of credit	$56,724	$56,956	$60,767
Standby letters of credit	2,586	2,437	3,559
Mortgage loans sold with repurchase
requirements outstanding	9,348	9,173	3,235

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

Marketable securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $9.0 million at December 31, 2010, representing 4.7% of the investment securities portfolio as compared to $8.8 million at December 31, 2009, representing 5.8% of the investment securities portfolio. Monthly principal paydowns received on mortgage-backed securities also provide additional liquidity. Management believes that the investment securities portfolio, along with additional sources of liquidity, including cash and cash equivalents, federal funds sold and maturing loans, provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the Bank has short-term liquidity needs. As of December 31, 2010, the Bank had $20.0 million available under these lines. At December 31, 2010, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2010 equaled $16,000 at an average interest rate of 1.22%. For 2009 the average daily federal funds purchased equaled $29,000 at an average interest rate of 0.98%. For 2008 the average daily federal funds purchased equaled $193,000 at an average interest rate of 2.70%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2010, the Bank had total borrowings of $7,545,000 and had approximately $23,078,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

On August 21, 2007, the Board of Directors approved a plan authorizing the management of the Corporation to repurchase up to $5,000,000 of the Corporation's common stock from shareholders desiring to liquidate their shares in either the open market or through privately negotiated transactions. This repurchase plan was in addition to a 2004 stock repurchase plan that expired in 2008. This stock repurchase plan does not have an expiration date and unless terminated earlier by resolution of the Corporation's Board of Directors, will expire when the Corporation has repurchased shares having a value equal to $5,000,000. The Corporation's Board of Directors suspended this stock repurchase plan in the third quarter of 2008. As of December 31,

2010, $4,738,585 remained available for repurchase under this plan. The Corporation has no other programs to repurchase common stock at this time. Management does not anticipate that this plan will reduce liquidity to unacceptable levels.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term securities and fixed rate loans. Similarly, time deposits, especially those $100,000 and over, are much more interest-sensitive than are savings accounts. At December 31, 2010, the Corporation had a total of $106.2 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations at December 31, 2010 as summarized in the table below.
	Payments due by period
	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
	(Dollars in thousands)
Certificates of deposit	$225,297	$38,644	$16,846	$4	$280,791
Repurchase agreements	1,803	-	-	-	1,803
Borrowings	237	2,200	5,074	34	7,545
Standby letters of credit	1,882	254	450	-	2,586
Operating leases	104	107	-	-	211
Total	$229,323	$41,205	$22,370	$38	$292,936
	==========	==========	==========	==========	==========

Commitments to extend credit	$4,976	$-	$-	$-	$4,976
	==========	==========	==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 2.0% in 2010 and 7.1% in 2009. Average shareholder's equity increased 2.2% in 2010 and 2.7% in 2009. The Corporation's equity capital was $52,664,000 at December 31, 2010 as compared to $51,951,000 at December 31, 2009. The Corporation's equity capital was negatively impacted at year-end 2010 by an unrealized loss on available-for-sale securities, net of tax, of $293,000 as compared to an unrealized gain on available-for-sale securities, net of tax, of $1,734,000 at year-end 2009. These unrealized gains and losses are excluded from capital in the Bank's and Corporation's calculation of regulatory capital. The Corporations Tier I capital increased 5.5% from year-end 2009 to year-end 2010.

The Corporation's average equity-to-average asset ratio (excluding unrealized gain/loss on investment securities) was 8.5% in 2010 and 2009. The increase in the Corporation's average assets declined in 2010 as compared to earlier periods to help maintain its capital position. Management expects the Corporation to maintain a slower growth rate in 2011 as it seeks to sustain and improve its capital position. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. Federal Reserve Board guidelines generally state that dividends should be reduced if they exceed net income for the prior four quarters, of if prospective earnings retention is not adequate for a holding company's capital needs or overall current financial condition. The ratio of dividends to net income was 38.8% in 2010, 111.6% in 2009 and 80.4% in 2008.

As of December 31, 2010, the authorized number of common shares was 10 million shares, with 1,564,350 shares issued and outstanding.

The Federal Reserve, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily shareholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. The Dodd-Frank Act imposes minimum capital requirements at the holding company level that are at least as high as those at the Bank level. As of December 31, 2010, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.
						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of December 31, 2010
Total Capital to risk weighted assets
Corporation	$58,249	13.87%	$33,597	>	8.00%	41,997	>	10.00
Bank	57,855	13.78	33,592	>	8.00	41,991	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	52,958	12.61	16,799	>	4.00	25,198	>	6.00
Bank	52,563	12.52	16,796	>	4.00	25,194	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	52,958	8.68	24,407	>	4.00	30,508	>	5.00
Bank	52,563	8.62	24,404	>	4.00	30,505	>	5.00

As of December 31, 2009
Total Capital to risk weighted assets
Corporation	$55,720	12.72%	$35,035	>	8.00%	N/A
Bank	54,981	12.56	35,030	>	8.00	43,787	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	50,216	11.47	17,517	>	4.00	N/A
Bank	49,477	11.30	17,515	>	4.00	26,272	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	50,216	8.34	24,087	>	4.00	N/A
Bank	49,477	8.22	24,084	>	4.00	30,105	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance expanded the Company's disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of December 31, 2010, the -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.1% and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 4.7%, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,009,000, or 9.3 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $1,038,000, or 4.8 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is slightly outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.

More about market risk is included in "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity Management." All market risk sensitive instruments described within that section have been entered into by the Corporation for purposes other than trading. The Corporation does not hold market risk sensitive instruments for trading purposes. The Corporation is not subject to any foreign currency exchange or commodity price risk.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2010. Non-maturity deposits such as NOW accounts, money market accounts and savings accounts are not included in the following table.

Expected Maturity Date for year ending December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$3,988	$3,696	$1,488	$2,326	$2,533	$24,664	$38,695	$36,342
Average interest rate	4.87%	5.71%	4.51%	4.81%	4.84%	4.60%	4.76%

Fixed rate	150,752	51,929	79,544	12,053	6,624	4,273	305,175	305,076
Average interest rate	7.35%	7.51%	7.08%	7.17%	6.31%	6.14%	7.26%

Securities	56,899	15,784	8,948	21,664	22,834	65,022	191,151	191,151
Average interest rate	2.49%	2.61%	3.24%	2.68%	2.46%	3.20%	2.80%

Federal funds sold and other	7,701						7,701	7,701
Average interest rate	0.22%						0.22%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	6,170	2,450	-	-	-	-	8,620	8,620
Average interest rate	2.30%	1.45%					2.06%

Fixed rate	219,127	30,971	5,224	8,910	7,935	4	272,171	274,467
Average interest rate	1.69%	2.24%	3.73%	3.30%	2.76%	5.50%	1.88%

Securities sold under
repurchase agreement	1,803						1,803	1,803
Average interest rate	1.59%						1.59%

Long-term borrowings	237	1,123	1,077	5,036	38	34	7,545	7,967
Average interest rate	5.18%	5.05%	5.12%	2.96%	5.97%	5.16%	3.68%

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

March 16, 2011

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

Management of First Pulaski National Corporation, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company's internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010, based on the specified criteria.

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

/s/Mark A. Hayes                                                                                                  /s/Tracy Porterfield
Mark A. Hayes                                                                                                       Tracy Porterfield
Chairman of the Board & Chief Executive Officer                                             Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiary ("Company") as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Pulaski National Corporation and subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                                                                                                      /s/Crowe Horwath LLP
                                                                                                                                      Crowe Horwath LLP
Brentwood, Tennessee
March 16, 2011

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

ASSETS
	2010	2009
Cash and due from banks	$15,353,132	$35,059,572
Federal funds sold	1,690,000	2,365,000
Total cash and cash equivalents	17,043,132	37,424,572

Interest bearing balances with banks	541,058	537,800
Securities available for sale	191,195,324	151,849,944

Loans
Loans held for sale	1,310,965	1,137,198
Loans net of unearned income	342,558,758	370,609,396
Allowance for loan losses	(7,996,961)	(7,085,316)
Total net loans	335,872,762	364,661,278

Bank premises and equipment	19,356,498	18,876,012
Accrued interest receivable	3,316,236	4,129,377
Other real estate owned	12,703,579	12,550,296
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,438,189	10,040,788
Prepaid FDIC insurance	2,316,796	3,170,678
Deferred tax assets, net	5,439,368	3,101,808
Prepayments and other assets	1,390,777	1,558,278
TOTAL ASSETS	$601,140,219	$609,427,331
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$75,966,080	$76,690,682
Interest bearing	457,357,446	466,286,333
Total deposits	533,323,526	542,977,015

Securities sold under repurchase agreements	1,803,023	1,959,144
Other borrowed funds	7,545,351	7,779,029
Accrued interest payable	1,320,721	1,631,727
Other liabilities	4,483,135	3,129,911
TOTAL LIABILITIES	548,475,756	557,476,826

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,564,350 and 1,559,016 shares issued and outstanding, respectively	1,564,350	1,559,016
Capital surplus	1,323,023	1,051,367
Retained earnings	50,070,308	47,606,043
Accumulated other comprehensive income, net	(293,218)	1,734,079
TOTAL SHAREHOLDERS' EQUITY	52,664,463	51,950,505

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$601,140,219	$609,427,331
	===========	===========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
INTEREST INCOME
Loans, including fees	$24,894,110	$26,330,616	$27,164,206
Securities:
Taxable	2,998,180	2,894,722	3,584,118
Non-taxable	1,375,528	1,925,995	2,588,075
Federal funds sold and other	69,215	39,469	262,583
Dividends	86,778	90,558	88,013
Total Interest Income	29,423,811	31,281,360	33,686,995

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	301,014	439,848	697,797
Money market deposit accounts	299,088	453,259	837,324
Other savings deposits	104,450	147,734	265,190
Time certificates of deposit of $100,000 or more	3,614,261	5,103,036	7,344,362
All other time deposits	2,966,009	3,898,526	5,484,728
Securities sold under repurchase agreements	30,360	26,766	39,686
Other borrowed funds	285,778	258,830	187,411
Total Interest Expense	7,600,960	10,327,999	14,856,498

NET INTEREST INCOME	21,822,851	20,953,361	18,830,497

Provision for loan losses	4,750,000	5,327,702	2,032,719

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	17,072,851	15,625,659	16,797,778

NON-INTEREST INCOME
Service charges on deposit accounts	2,139,031	2,233,215	2,518,623
Commissions and fees	328,815	373,494	403,358
Other service charges and fees	855,032	506,804	456,996
Income on company-owned life insurance	397,401	407,054	295,046
Security gains, net	1,072,441	81,554	24,090
Mortgage banking income	776,493	515,005	496,618
Other income	341,478	158,756	205,658
Total Non-interest Income	5,910,691	4,275,882	4,400,389

NON-INTEREST EXPENSES
Salaries and employee benefits	9,354,188	9,118,163	8,932,892
Occupancy expense, net	1,840,610	1,721,257	1,536,541
Furniture and equipment expense	724,327	761,119	807,668
Advertising and public relations	447,328	461,291	722,545
Impairment on available for sale securities and other
equity investments	39,200	144,408	1,952,721
Foreclosed assets, net	992,247	963,969	41,939
FDIC insurance expense	924,048	1,177,448	229,981
Other operating expenses	3,320,495	3,354,938	3,027,972
Total Non-interest Expenses	17,642,443	17,702,593	17,252,259

Income before income taxes	5,341,099	2,198,948	3,945,908
Applicable income tax (benefit) expense	1,312,723	(32,664)	474,754

NET INCOME	$4,028,376	$2,231,612	$3,471,154
	==========	==========	==========
Earnings per common share:
Basic	$2.58	$1.43	$2.24
	==========	==========	==========
Diluted	$2.58	$1.43	$2.24
	==========	==========	==========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,028,376	$2,231,612	$3,471,154
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	4,750,000	5,327,702	2,032,719
Depreciation	1,045,302	917,584	834,485
Amortization and accretion of investment securities, net	1,041,035	662,251	277,801
Deferred income tax benefit	(1,080,836)	(1,167,790)	(1,514,798)
Loss (gain) on sale or write-downs of other assets	301,418	397,111	(601)
Security gains, net	(1,072,441)	(81,554)	(24,090)
Stock-based compensation expense	134,750	134,750	125,813
Federal Home Loan Bank stock dividend	-	-	(59,400)
Loans originated for sale	(27,514,025)	(22,958,456)	(22,756,309)
Proceeds from sale of loans	28,116,751	23,974,583	22,173,707
Mortgage banking income	(776,493)	(515,005)	(496,618)
Impairment of available for sale securities and other equity investments	39,200	144,408	1,952,721
Increase in cash surrender value of company-owned life insurance	(397,401)	(407,054)	(295,046)
Decrease in interest receivable	813,141	468,650	264,214
Decrease (increase) in prepayments and other assets	1,021,383	(2,998,094)	(364,087)
Decrease in accrued interest payable	(311,006)	(668,734)	(729,954)
Increase (decrease) in accrued taxes	135,456	(480,610)	414,359
Increase in other liabilities	1,217,768	253,479	39,805
Cash Provided by Operating Activities, net	11,492,378	5,234,833	5,345,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(179,788,066)	(85,221,498)	(77,181,235)
Proceeds from sales of securities available for sale	35,666,787	6,917,122	9,862,297
Proceeds from maturities of securities available for sale	101,484,084	63,771,790	83,287,923
Increase in interest bearing balances with banks	(3,258)	(2,292)	(5,941)
Purchase of company-owned life insurance	-	(359,000)	(711,000)
Net decrease (increase) in loans	18,070,978	9,375,748	(76,394,825)
Capital expenditures	(1,527,269)	(2,137,381)	(6,545,396)
Proceeds from sale of other assets	5,688,085	782,977	683,940
Cash Used by Investing Activities, net	(20,408,659)	(6,872,534)	(67,004,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	5,000,000	-
Borrowings repaid	(233,678)	(612,493)	(248,070)
Federal funds repaid	-	-	-
Net (decrease) increase in securities sold under repurchase agreements	(156,121)	235,086	(2,428)
Net (decrease) increase in deposits	(9,653,489)	12,479,758	61,489,058
Cash dividends paid	(1,564,111)	(2,491,247)	(2,790,128)
Proceeds from exercise of stock options, including tax benefit	21,020	30,371	122,415
Proceeds from issuance of common stock	121,220	243,870	250,470
Common stock repurchased	-	-	(352,550)
Cash (Used) Provided by Financing Activities, net	(11,465,159)	14,885,345	58,468,767

INCREASE (DECREASE) IN CASH, net	(20,381,440)	13,247,644	(3,189,595)
CASH AND CASH EQUIVALENTS, beginning of year	37,424,572	24,176,928	27,366,523
CASH AND CASH EQUIVALENTS, end of year	$17,043,132	$37,424,572	$24,176,928
	==========	==========	==========

Supplemental cash flow information
Interest paid	$7,911,966	$10,996,733	$15,586,452
Income taxes paid	2,193,796	1,797,728	1,618,005

Supplemental noncash disclosures
Transfers from loans to other real estate owned	6,167,790	13,478,580	259,770
Common stock exchanged in connection with exercise of stock options	-	-	135,575

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2010, 2009 and 2008
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at January 1, 2008	1,546,551	$1,546,551	$162,553	$47,530,792	$393,129	$49,633,025

Comprehensive income:
Net income	-	-	-	3,471,154	-	3,471,154

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	572,669	572,669

Comprehensive income						4,043,823

Cash dividends paid $1.80
per share	-	-	-	(2,790,128)	-	(2,790,128)

Compensation expense for
restricted stock	-	-	125,813	-	-	125,813

Tax benefit arising from exercise
of director stock options	-	-	12,159	-	-	12,159

Exercise of stock options	7,527	7,527	238,304	-	-	245,831

Issuance of new common stock	6,204	6,204	244,266	-	-	250,470

Common stock repurchased	(8,875)	(8,875)	(133,110)	(346,140)	-	(488,125)
Balance at December 31, 2008	1,551,407	1,551,407	649,985	47,865,678	965,798	51,032,868

Comprehensive income:
Net income	-	-	-	2,231,612	-	2,231,612

Reclassification adjustment
for gains included in net
income, net of tax					(50,327)	(50,327)

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	818,608	818,608

Comprehensive income						2,999,893

Cash dividends paid $1.60
per share	-	-	-	(2,491,247)	-	(2,491,247)

Compensation expense for
restricted stock	-	-	134,750	-	-	134,750

Tax benefit arising from exercise
of director stock options	-	-	5,896	-	-	5,896

Exercise of stock options	725	725	23,750	-	-	24,475

Issuance of new common stock	5,272	5,272	149,938	-	-	155,210

Issuance of common stock through
dividend reinvestment plan	1,612	1,612	87,048	-	-	88,660
Balance at December 31, 2009	1,559,016	1,559,016	1,051,367	47,606,043	1,734,079	51,950,505

Comprehensive income:
Net income	-	-	-	4,028,376	-	4,028,376

Reclassification adjustment
for gains included in net
income, net of tax	-	-	-	-	(661,803)	(661,803)

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,365,494)	(1,365,494)

Comprehensive income						2,001,079

Cash dividends paid $1.00
per share	-	-	-	(1,564,111)	-	(1,564,111)

Compensation expense for
restricted stock	-	-	134,750	-	-	134,750

Tax benefit arising from exercise
of director stock options	-	-	4,020	-	-	4,020

Exercise of stock options	500	500	16,500	-	-	17,000

Issuance of new common stock	2,450	2,450	(2,450)	-	-	-

Issuance of common stock through
dividend reinvestment plan	2,384	2,384	118,836	-	-	121,220
Balance at December 31, 2010	1,564,350	$1,564,350	$1,323,023	$50,070,308	$(293,218)	$52,664,463
	=========	=========	==========	===========	=============	==========
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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Note 1 - Summary of Significant Accounting Policies - (Continued)

Commercial and commercial real estate loans over $250,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan's effective rate at inception. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:

  Commercial loans include loans for commercial or industrial purposes to business enterprises that are not secured by real estate. Commercial loans are typically are made on the basis of the borrower's ability to repay from the cash flow of the borrower's business. Commercial loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards.

  Commercial and Agricultural Real Estate loans include loans secured by non-residential real estate, including farmland and improvements thereon. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions may affect the repayment ability of these loans.

  Construction and Land Development loans include loans to finance the process of improving land preparatory to erecting new structures or the on-site construction of industrial, commercial, residential or farm buildings. Construction and land development loans also include loans secured by vacant land, except land known to be used or usable for agricultural purposes. Construction loans generally are made for relatively short terms. They generally are more vulnerable to changes in economic conditions. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. Periodic site inspections are made on construction loans.

  Residential Real Estate loans include loans secured by residential real estate, including single-family and multi-family dwellings. Mortgage title insurance and hazard insurance are normally required. Adverse economic conditions in the Company's market area may reduce borrowers' ability to repay these loans and may reduce the collateral securing these loans.

Note 1 - Summary of Significant Accounting Policies - (Continued)

Consumer loans include loans to individuals for household, family and other personal expenditures that are not secured by real estate. Consumer loans are generally secured by vehicles and other household goods. The collateral securing consumer loans may depreciate over time. The Company seeks to minimize these risks through its underwriting standards.

Other loans include loans to finance agricultural production and other loans to farmers that are not secured by real estate. Other loans also include loans to states and political subdivisions in the U.S. Loans to farmers are subject to the inherent risks in farming, such as unpredictable weather and market prices for goods produced from farming operations. Loans to states and political subdivisions are generally subject to the risk that the borrowing municipality or political subdivision may lose a significant portion of its tax base or that the project for which the loan was made may produce inadequate revenue.

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no affect on prior year net income or shareholders' equity.

Adoption of New Accounting Standards:

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance expanded the Company's disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

Note 2 - Securities

The amortized cost and fair value of the available for sale securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair
2010		Cost	Gains	Losses	Value
	U.S. treasury securities	$100,302	$366	$-	$100,668
	U.S. government sponsored entities	105,559,892	394,738	1,299,026	104,655,604
	Obligations of states and				-
	political subdivisions	42,270,477	815,757	527,179	42,559,055
	Mortgage-backed securities: residential	43,712,835	481,610	359,248	43,835,197
	Total debt securities	191,643,506	1,692,471	2,185,453	191,150,524
	Equity securities	27,200	17,600	-	44,800
	Total	$191,670,706	$1,710,071	$2,185,453	$191,195,324
		==========	==========	==========	==========

			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair
2009		Cost	Gains	Losses	Value
	U.S. treasury securities	$102,113	$2,266	$-	$104,379
	U.S. government sponsored entities	85,056,903	790,095	64,887	85,782,111
	Obligations of states and				-
	political subdivisions	47,569,593	1,667,980	38,609	49,198,964
	Mortgage-backed securities: residential	16,246,296	432,073	1,879	16,676,490
	Total debt securities	148,974,905	2,892,414	105,375	151,761,944
	Equity securities	66,400	21,600	-	88,000
	Total	$149,041,305	$2,914,014	$105,375	$151,849,944
		==========	==========	==========	==========

Note 2 - Securities - (Continued)

Sales of available for sale securities were as follows:
	2010	2009	2008
Proceeds	$35,666,787	$6,917,122	$9,862,297
Gross gains	1,103,228	91,982	35,165
Gross losses	30,787	10,428	11,075

The tax provision related to these net realized gains and losses was $(410,638), $(31,227) and $(9,224), respectively.

The amortized cost and fair value of debt securities at year end 2010 are shown below by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Maturity
Due in one year or less	$8,854,791	$8,979,176
Due after one year through five years	110,664,989	110,649,093
Due after five years through ten years	27,431,084	26,729,042
Due after ten years	979,807	958,016
Mortgage-backed - residential	43,712,835	43,835,197
TOTAL	$191,643,506	$191,150,524
	===========	===========

Securities pledged at year-end 2010 and 2009 had a carrying amount of $87,602,230 and $115,726,152, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than U.S. government agencies and U.S. government-sponsored entities, in an amount greater than 10% of shareholders' equity.

Note 2 - Securities (Continued)

The following table summarizes the investment securities with unrealized losses at December 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$62,919,080	$1,299,026	$-	$-	$62,919,080	$1,299,026
Obligations of states and
political subdivisions	11,676,609	527,179	-	-	11,676,609	527,179
Mortgage-backed securities
- residential	27,736,295	359,248	-	-	27,736,295	359,248
Total temporarily impaired
Securities	$102,331,984	$2,185,453	$-	$-	$102,331,984	$2,185,453
	==========	=========	==========	=========	==========	=========

2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$7,469,171	$64,887	$-	$-	$7,469,171	$64,887
Obligations of states and
political subdivisions	1,956,655	11,829	233,220	26,780	2,189,875	38,609
Mortgage-backed securities
- residential	1,856,216	1,879	-	-	1,856,216	1,879
Total temporarily impaired
Securities	$11,282,042	$78,595	$233,220	$26,780	$11,515,262	$105,375
	==========	=========	==========	=========	==========	=========

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

Note 2 - Securities (Continued)

As of December 31, 2010, the Company's security portfolio consisted of 332 securities, 125 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company's obligations of U.S. government-sponsored entities and obligations of state and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

The Company's equity securities consist of floating rate preferred stock issued by Federal National Mortgage Association ("Fannie Mae"). For the year ended December 31, 2008, the Company recognized a $1,952,721 pre-tax charge for the other-than-temporary decline in fair value. As required by accounting guidance, when a decline in fair value below cost for an equity security is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. On September 7, 2008, the United States Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency ("FHFA") announced that the FHFA was placing Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac") under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock and giving management control over Fannie Mae and Freddie Mac to FHFA. Subsequent to the announcement of the actions described above, the market value of the perpetual preferred securities of Fannie Mae owned by the Company declined significantly, leading to the charge to earnings for other-than-temporary impairment. A $39,200 pre-tax charge was recognized for the other-than-temporary decline in fair value on these Fannie Mae securities in 2010 as the fair value of these securities declined further.

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

Note 3 - Loans

Loans at year end were as follows:

		2010	2009
	Construction and land development	$31,742,216	$40,911,778
	Commercial and industrial	34,561,396	38,852,794
	Agricultural	5,098,655	5,940,188
	Real estate loans secured by:
	Farmland	34,227,577	35,243,009
	Residential property	86,233,700	90,797,206
	Nonresidential, nonfarm	122,548,942	127,495,696
	Consumer	22,678,901	24,757,088
	Other loans	7,007,316	8,085,835
	Subtotal	344,098,703	372,083,594
Less:	Net deferred loan fees	(228,980)	(337,000)
	Allowance for loan losses	(7,996,961)	(7,085,316)
	Loans, net	$335,872,762	$364,661,278
		===========	==========

Activity in the allowance for loan losses was as follows:

	2010	2009	2008
Beginning balance	$7,085,316	$5,219,956	$3,467,019
Provision for loan losses	4,750,000	5,327,702	2,032,719
Loans charged-off	(3,943,873)	(3,605,212)	(475,001)
Recoveries	105,518	142,870	195,219
Ending balance	$7,996,961	$7,085,316	$5,219,956
	=========	=========	=========

The loan balances in the following tables related credit quality do not include approximately $2,225,000 in accrued interest receivable and $229,000 in deferred loan fees. Accrued interest receivable is a component of the Company's recorded investment in loans.

The following table presents the balances in the allowance for loan losses and loans by portfolio segment and based on impairment method as of December 31, 2010:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$166,590	$108,252	$125,124	$-	$-	$399,966
Collectively evaluated for impairment	1,035,511	3,580,456	1,366,718	1,149,256	383,644	81,410	7,596,995
Total ending allowance balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
	=========	==========	=========	========	========	========	=========
Loans:
Loans individually evaluated for impairment	$68,442	$5,873,675	$3,272,054	$3,317,219	$-	$-	$12,531,390
Loans collectively evaluated for impairment	34,492,954	150,902,844	28,470,162	81,605,516	22,678,901	12,105,971	330,256,348
Total ending loans balance	$34,561,396	$156,776,519	$31,742,216	$84,922,735	$22,678,901	$12,105,971	$342,787,738
	=========	==========	=========	========	========	========	=========

Note 3 - Loans (Continued)

Individually impaired loans were as follows:

	2010	2009
Year-end loans with no allocated allowance
for loan losses	$10,157,809	$7,438,253
Year-end loans with allocated allowance
for loan losses	2,373,581	4,297,943
Total	$12,531,390	$11,736,196
	==========	==========

Amount of the allowance for loan losses allocated	$399,966	$446,776

	2010	2009	2008
Average of individually impaired loans during the year	$12,907,114	$8,824,125	$546,887
Interest income recognized during impairment	326,397	170,568	35,296
Cash-basis interest income recognized	120,617	95,183	25,776

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$68,442	$68,442	$-
Commercial and agricultural real estate :
Commercial real estate	5,230,181	5,230,181	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,997,634	2,997,634
Multi-family	-	-	-
Construction and land development	1,861,553	1,861,553
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate :
Commercial real estate	643,494	643,494	166,590
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	319,585	319,585	125,124
Multi-family	-	-	-
Construction and land development	1,410,242	1,410,501	108,252
	$12,531,131	$12,531,390	$399,966
	=========	=========	=========

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2010	2009
Loans past due over 90 days still on accrual	$-	$7,980
Nonaccrual loans	13,252,562	7,554,750

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

Note 3 - Loans (Continued)

The following table presents nonaccrual and loans past due 90 days still on accrual by class of loans as of December 31, 2010:

		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Commercial	$218,262	$-
Commercial and agricultural real estate :
Commercial real estate	3,096,537	-
Agricultural real estate	125,710	-
Residential real estate:
Home equity line of credit	-	-
1-4 family closed-end first lien	4,781,841	-
1-4 family closed-end junior lien	469,085	-
Multi-family	-	-
Construction and land development	4,278,154	-
Consumer	233,827	-
Other	49,146	-
	$13,252,562	$-
	===========	===========

The following table presents the aging of past due loans as of December 31, 2010 by class of loans:

		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$346,719	$85,117	$431,836	$34,129,560	$34,561,396
Commercial and agricultural real estate :
Commercial real estate	560,969	1,985,389	2,546,358	120,002,584	$122,548,942
Agricultural real estate	114,519	125,710	240,229	33,987,348	$34,227,577
Residential real estate:
Home equity line of credit	114,848	-	114,848	18,736,091	$18,850,939
1-4 family closed-end first lien	3,084,041	1,663,835	4,747,876	58,314,446	$63,062,322
1-4 family closed-end junior lien	189,356	60,995	250,351	2,925,110	$3,175,461
Multi-family	-	-	-	1,144,978	$1,144,978
Construction and land development	473,735	1,558,551	2,032,286	29,709,930	$31,742,216
Consumer	714,702	172,033	886,735	21,792,166	$22,678,901
Other	29,839	33,506	63,345	12,042,626	$12,105,971
	$5,628,728	$5,685,136	$11,313,864	$332,784,839	$344,098,703
	=========	=========	=========	=========	=========

The above table of past due loans includes nonaccrual loans of $4,648,327 in the loans not past due category, $2,919,099 in the 30-89 days past due category and $5,685,136 in the 90 days and greater past due category.

Troubled Debt Restructurings

Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has not committed to lend any funds to customers whose loans are classified as a troubled debt restructuring as of December 31, 2010. The Company had committed to lend $390,000 to customers whose loans are classified as troubled debt restructurings as of December 31, 2009.

Note 3 - Loans (Continued)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings, which are updated annually:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically loans held for sale and overdrafts. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$33,353,758	$111,401	$1,096,237	$-	$-
Commercial and agricultural real estate :
Commercial real estate	108,460,368	3,507,932	10,580,642	-	-
Agricultural real estate	33,534,967	174,269	518,341	-	-
Residential real estate:
Home equity line of credit	18,643,055	28,069	179,815	-	-
1-4 family closed-end first lien	55,231,087	1,031,548	5,169,137	319,585	1,310,965
1-4 family closed-end junior lien	2,434,095	8,343	733,023	-	-
Multi-family	1,144,978	-	-	-	-
Construction and land development	22,407,749	3,907,654	5,426,813	-
Consumer	21,824,500	294,091	560,310	-	-
Other	11,449,573	1,337	59,911	-	595,150
Total	$308,484,130	$9,064,644	$24,324,229	$319,585	$1,906,115
	==========	==========	==========	==========	==========

Note 4 - Real Estate Owned

Expenses related to foreclosed assets include:

	2010	2009	2008
Net loss (gain) on sales	$(170,039)	$39,991	$558
Direct write-downs	496,461	352,500	-
Operating expenses	665,825	571,478	41,381
Total expenses	$992,247	$963,969	$41,939
	=========	=========	=========

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Note 5 - Fair Value (Continued)

	Fair Value Measurements at			Fair Value Measurements at
	December 31, 2010 using			December 31, 2009 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. treasuries	$100,668		$100,668	$104,379		$104,379
Obligations of U.S. government
sponsored entities	104,655,604		104,655,604	85,782,111		85,782,111
Obligations of states and
political subdivisions	42,559,055		42,559,055	49,198,964		49,198,964
Mortgage-backed securities
- residential	43,835,197		43,835,197	16,676,490		16,676,490
Equity securities	44,800	44,800		88,000	88,000
Total	$191,195,324	$44,800	$191,150,524	$151,849,944	$88,000	$151,761,944
	===========	===========	===========	===========	===========	===========

There were no significant transfers between Level 1 and Level 2 during 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2010 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$2,488,639		$2,488,639
Residential real estate:
1-4 family closed-end	197,508		197,508
Construction & land development	1,861,553		1,861,553
Total impaired loans	$4,547,700		$4,547,700
	============		============
Other real estate owned
Construction & land development	$4,056,100		$4,056,100
Total other real estate owned	$4,056,100		$4,056,100
	============		============

		Fair Value Measurements at
		December 31, 2009 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans	$3,851,167	$-	$3,851,167
Other real estate owned	1,057,500	-	1,057,500

Note 5 - Fair Value (Continued)

There were $4,547,700 in impaired loans measured for impairment using the fair value of the collateral at December 31, 2010, resulting in an additional provision for loan losses of $1,558,966 for the year ended December 31, 2010. At December 31, 2009 impaired loans, had a carrying amount of $4,297,943, with a valuation allowance of $446,776, resulting in an additional provision for loan losses of $193,058 for the year ended December 31, 2009.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $12,703,579 for the year ended December 31, 2010. Included in this amount were properties that were written down to fair value totaling $4,056,100 resulting in additional foreclosed asset expense of $496,461for the year ended December 31, 2010. Other real estate owned had a net had a carrying amount of $12,550,296 for the year ended December 31, 2009. Included in this amount were properties that were written down to fair value totaling $1,057,500 resulting in additional foreclosed asset expense of $352,000.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2010		2009
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$17,584	$17,584	$37,962	$37,962
Securities	191,195	191,195	151,850	151,850
Loans, net	335,873	333,421	364,661	360,650
Federal Home Loan Bank stock	1,527	N/A	1,527	N/A
Accrued interest receivable	3,316	3,316	4,129	4,129

Financial liabilities:
Deposits	533,324	535,620	542,977	544,926
Securities sold under repurchase agreements	1,803	1,803	1,959	1,959
Other borrowed funds	7,545	7,967	7,779	8,021
Accrued interest payable	1,321	1,321	1,632	1,632

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

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

Note 6 - Premises and Equipment

Year-end premises and equipment were as follows:

	2010	2009
Land	$6,438,371	$6,186,529
Buildings	19,606,904	17,049,006
Furniture and equipment	7,020,988	6,986,604
Leasehold improvements	152,603	152,603
Construction in progress	-	1,555,270
	$33,218,866	$31,930,012
Less: Accumulated depreciation	$(13,862,368)	$(13,054,000)
	$19,356,498	$18,876,012
	==========	==========

Operating Leases:  The Company leases certain branch properties and equipment under operating leases. Rent expense was $169,850, $217,180 and $124,578 for 2010, 2009, and 2008, respectively. Rent commitments, before considering renewal options that generally are present, were as follows:

2011		104,267
2012		106,873

	Total	$211,140
		========

Note 7 - Deposits

Time deposits of $100,000 or more were $139,949,423 and $172,423,904 at year-end 2010 and 2009.

Scheduled maturities of time deposits for the next five years were as follows:

2011	$225,296,761
2012	33,420,776
2013	5,223,735
2014	8,910,427
2015	7,935,384

Overdrafts in the amounts of $854,989 and $635,446 were reclassified as loans as of December 31, 2010 and 2009, respectively.

Note 8 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured by U.S. government-sponsored entity securities with a carrying amount of $3,176,133 and $3,085,400 at year-end 2010 and 2009, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

Note 8 - Securities Sold Under Agreements to Repurchase (Continued)

	2010	2009	2008
Average daily balance during the year	1,909,560	1,683,477	1,566,862
Average interest rate during the year	1.59%	1.59%	2.53%
Maximum month-end balance during the year	2,133,165	1,959,144	1,824,772
Weighted average interest rate at year-end	1.59%	1.59%	1.59%

Note 9 - Other Borrowed Funds

At year end, advances from the Federal Home Loan Bank were as follows:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2010	2009	Rates	Dates
9,165	44,428	6.25%	2011
1,230,978	1,376,612	4.09%-7.40%	2012
1,099,209	1,123,923	5.09%	2013
5,000,000	5,000,000	2.94%	2014
119,116	137,558	6.50%	2016
86,883	96,508	4.87%	2018
$7,545,351	$7,779,029
==========	==========

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $57,257,335 and $60,566,513 of first mortgage loans under a blanket lien arrangement at year-end 2010 and 2009, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $23,078,000 at year-end 2010.

Payment Information

Required payments over the next five years are:

2011	237,006
2012	1,122,944
2013	1,077,212
2014	5,035,770
2015	37,964
Thereafter	34,455
$7,545,351
=========

Note 10 - Income Taxes

Income tax expense (benefit) was as follows:

	2010	2009	2008
Current expense
Federal	$1,906,853	$823,883	$1,489,020
State	486,706	311,244	500,532
Deferred expense
Federal	(897,356)	(969,550)	(1,257,650)
State	(183,480)	(198,241)	(257,148)
Total expense (benefit)	$1,312,723	$(32,664)	$474,754
	==========	==========	==========

Effective tax rates differ from the federal statutory rate of 34% applied to income before taxes due to the following:

	2010	2009	2008

Federal taxes at statutory rate	$1,815,974	$747,642	$1,341,609
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(564,838)	(703,337)	(863,062)
State income taxes, net of federal
income tax benefit	200,129	74,582	160,633
Dividend received deduction	-	-	(32,264)
Increase in cash surrender value	(135,116)	(138,398)	(100,316)
Benefit of lower tax rates of First
Pulaski Reinsurance Company	(10,951)	-	(16,605)
Others, net	7,525	(13,153)	(15,241)
Provision for Income Taxes	$1,312,723	$(32,664)	$474,754
	==========	==========	==========

Note 10 - Income Taxes (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$3,091,575	$2,597,121
Director benefit plans	901,186	755,742
Unrealized loss on available for sale securities	182,164	-
Impairment of available for sale securities	764,268	749,259
Deferred loan fees	87,676	129,037
Nonaccrual loan interest	423,702	155,264
Impairment of other real estate	325,067	134,972
Deferred credit insurance fees	58,828	64,663
Deferred gains on sale of other real estate	63,088	12,574
Other	53,683	40,486
Gross Deferred Tax Assets	5,951,237	4,639,118

Deferred tax liabilities:
Unrealized gain on available for sale securities	-	1,074,560
Other securities	322,749	322,749
Prepaid expenses	174,836	123,294
Other	14,284	16,707
Gross Deferred Tax Liabilities	511,869	1,537,310

Net Deferred Tax Asset	$5,439,368	$3,101,808
	===========	===========

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

Unrecognized Tax Benefits

The amount of unrecognized tax benefits was $22,081 and $25,825 at December 31, 2010 and 2009, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any material amount accrued for interest and penalties for the years ended December 31, 2010 and 2009.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The Company filed income tax returns in Alabama in 2005, 2006, 2007, 2008 and 2009. These returns are subject to examination. The Company is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2007.

Note 11 - Benefit Plans

Profit Sharing Plan: The Bank has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. According to the plan, the Bank's contribution will not exceed 15% of the total salary of all the participants. The plan expense was $478,220, $458,766 and $742,463 in 2010, 2009 and 2008, respectively.

Note 11 - Benefit Plans (Continued)

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of director fees deferred plus interest over 15 years, beginning with the individual's retirement, death or disability. A liability is accrued for the obligation under this plan. The expense incurred for the deferred compensation for each of the last three years was $441,559, $532,429 and $262,711 resulting in a deferred compensation liability of $2,353,580, $1,973,732 and $1,503,023, respectively.

Employee Stock Purchase Plan: The 1994 Employee Stock Purchase Plan (the "1994 Employee Plan") permits the granting of rights to eligible employees of the Company to acquire stock. A total of 150,000 shares were reserved under this plan. The Company has agreed to pay 3% of the interest rate cost, up to a maximum of $18,000 per year for all participants, if the employee chooses to purchase shares under the 1994 Employee Plan and borrows the funds to purchase the shares from the Company. The employee may also choose to purchase the shares with cash. The Company generally issues new shares to satisfy these purchases. The Board has established the following guidelines as to the number of shares employees are allowed to purchase generally on July 1, each year:

	Years of Service and
	Number of Shares
Position	Under 10 years	Over 10 years
Vice-Presidents and above	200	250
All other Officers	125	175
Non-Officers	75	125

The expense related to the 1994 Employee Plan was not material in 2010, 2009 or 2008.

Note 12 - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2010	2009	2008
Directors' fees and expense	$579,834	$679,679	$423,461
Stationery and supplies	190,238	185,419	223,983
Collection and professional fees	517,745	418,512	453,536
Postage	166,531	196,256	175,074
Data processing expense	535,385	484,561	333,003
Educational expense	62,683	123,419	195,957
Telecommunication expense	213,467	239,151	185,976
Other	1,054,612	1,027,941	1,036,982
	$3,320,495	$3,354,938	$3,027,972
	===========	===========	===========

Note 13 - Related Party Transactions

The following table summarizes loans to principal officers, directors and their affiliates for 2010:

Beginning balance	$2,215,740
New loans	1,679,898
Repayments	(1,780,028)
Balance at end of year	$2,115,610
===========

Deposits from principal officers, directors, and their affiliates at year-end 2010 and 2009 were $9,789,000 and $9,091,000, respectively.

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

A summary of the stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan for 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
Outstanding at January 1, 2010	9,000	$46.00

Granted	-	-
Exercised	(500)	34.00
Forfeited or expired	(500)	49.00
Outstanding December 31, 2010	8,000	$46.56	2.4	$(12,500)
	==========	==========	==========	=========

Fully vested	8,000	46.56	2.4	(12,500)

Exercisable at December 31, 2010	8,000	$46.56	2.4	$(12,500)
	==========	==========	==========	=========

Note 14 - Stock-based Compensation (Continued)

Information related to stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	$10,500	$15,400	$168,154
Cash received from option exercises	17,000	24,475	110,256
Tax benefit realized from option exercises	4,020	5,896	12,159
Weighted average fair value of options granted	-	-	-

As of December 31, 2010, there were no nonvested stock options; therefore there was no unrecognized compensation cost related to nonvested stock options granted under the plans. No compensation cost has been charged against income for these plans related to stock options for 2010, 2009 and 2008. The Company has a policy to issue new shares to satisfy the exercise of share options.

The 2007 Plan provides for the issuance of restricted shares to employees, directors and contractors of the Company. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the price, of which the Company is aware, at which the Company's Common Stock was traded on a date closest to the award date. These restricted shares vest at the rate of twenty percent on each anniversary of the grant date. Compensation expense of $134,750, $134,750 and $125,813 has been charged against income for these shares in 2010, 2009 and 2008, respectively, related to the grants of restricted shares. Total shares issuable under the 2007 Plan are 87,750 at year end 2010, with 12,250 restricted shares granted that vest and are issued at the rate of twenty percent on each anniversary of the grant date.

A summary of changes in the Company's nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2010	8,150	$55.00
Granted	-	55.00
Vested	(2,450)	55.00
Forfeited	-	-

Nonvested at December 31, 2010	5,700	$55.00
	==========	============

As of December 31, 2010, there was $249,677 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $134,750, $134,750, and $90,750, respectively.

Note 15 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

Note 15 - Regulatory Capital Matters (Continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits or to pay interest on deposits above certain rates. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

						To Be Well Capitalized
			Required			Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of December 31, 2010
Total Capital to risk weighted assets
Corporation	$58,249	13.87%	$33,597	>	8.00%	41,997	>	10.00
Bank	57,855	13.78	33,592	>	8.00	41,991	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	52,958	12.61	16,799	>	4.00	25,198	>	6.00
Bank	52,563	12.52	16,796	>	4.00	25,194	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	52,958	8.68	24,407	>	4.00	30,508	>	5.00
Bank	52,563	8.62	24,404	>	4.00	30,505	>	5.00

As of December 31, 2009
Total Capital to risk weighted assets
Corporation	$55,720	12.72%	$35,035	>	8.00%	N/A
Bank	54,981	12.56	35,030	>	8.00	43,787	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	50,216	11.47	17,517	>	4.00	N/A
Bank	49,477	11.30	17,515	>	4.00	26,272	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	50,216	8.34	24,087	>	4.00	N/A
Bank	49,477	8.22	24,084	>	4.00	30,105	>	5.00

Dividend Restrictions - The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2011, the Bank could, without prior approval, declare dividends of approximately $3,370,000 plus any 2011 net profits retained to the date of the dividend declaration.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$4,976,116	$-	$2,191,696	$375,000
Unused Lines of credit	30,758,045	20,989,404	25,792,284	28,597,464
Standby letters of credit	2,586,386	-	2,436,778	-
Mortgage loans sold with repurchase
requirements outstanding	9,348,103	-	9,172,591	-

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.50% to 8.00% and maturities ranging from 6 months to 3 years.

Note 17 - Parent Company Only Condensed Financial Information

Condensed financial information of First Pulaski National Corporation follows:

CONDENSED BALANCE SHEETS
	December 31,
ASSETS	2010	2009
Cash	$181,864	$574,113
Investment in subsidiary, at equity	52,270,005	51,211,008
Other assets	218,821	178,346
TOTAL ASSETS	$52,670,690	$51,963,467
	==========	==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$6,227	$12,962
Total Liabilities	6,227	12,962

Shareholders' Equity	52,664,463	51,950,505
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$52,670,690	$51,963,467
	==========	==========

Note 17 - Parent Company Only Condensed Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2010	2009	2008
INCOME
Dividends from subsidiary	$1,073,632	$2,101,013	$2,790,128
Other income	625	200	200
	1,074,257	2,101,213	2,790,328
EXPENSES
Other expense	213,800	247,716	261,945

Income before income tax and undistributed
subsidiary income	860,457	1,853,497	2,528,383
Income tax benefits	(81,625)	(94,518)	(92,625)
Equity in undistributed earnings of subsidiary	3,086,294	283,597	850,146
NET INCOME	$4,028,376	$2,231,612	$3,471,154
	==========	==========	==========

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,028,376	$2,231,612	$3,471,154
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiary	(3,086,294)	(283,597)	(850,146)
Stock-based compensation expense	134,750	134,750	125,813
Increase in other assets	(40,475)	(17,355)	(17,494)
Increase (decrease) in other liabilities	(6,735)	5,383	(4,153)
Cash Provided by Operating Activities	1,029,622	2,070,793	2,725,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,564,111)	(2,491,247)	(2,790,128)
Proceeds from exercise of stock options, including tax benefit	21,020	30,371	122,415
Proceeds from issuance of common stock	121,220	243,870	250,470
Common stock repurchased	-	-	(352,550)
Cash Used by Financing Activities	(1,421,871)	(2,217,006)	(2,769,793)

DECREASE IN CASH, net	(392,249)	(146,213)	(44,619)
CASH, beginning of year	574,113	720,326	764,945
CASH, end of year	$181,864	$574,113	$720,326
	===========	===========	===========

Note 18 - Earnings Per Share

The factors used in the earnings per share computation follow:

	2010	2009	2008
Net income	$4,028,376	$2,231,612	$3,471,154
Less: Distributed earnings allocated to participating securities	(2,450)	(3,920)	(4,253)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(3,861)	409	(1,077)

Net earnings allocated to common stock	4,022,065	2,228,101	3,465,824
	==========	==========	==========

Weighted common shares outstanding
including participating securities	1,563,762	1,557,109	1,549,721
Less: Participating securities	(2,450)	(2,450)	(2,450)
Weighted average shares	1,561,312	1,554,659	1,547,271
	==========	==========	==========

Basic earnings per share	$2.58	$1.43	$2.24
	==========	==========	==========

Net earnings allocated to common stock	$4,022,065	$2,228,101	$3,465,824
	==========	==========	==========

Weighted average shares	1,561,312	1,554,659	1,547,271
Add: dilutive effects of assumed excercises of stock options	616	1,292	2,984
Average shares and dilutive potential common shares	1,561,928	1,555,951	1,550,255
	==========	==========	==========

Dilutive earnings per share	$2.58	$1.43	$2.24
	==========	==========	==========

All stock options were considered in computing diluted earnings per share since none were anti-dilutive.

Unvested restricted shares that include non-forfeitable rights to dividends are classified as participating securities and included in average outstanding shares for calculating basic earnings per share. As of December 31, 2010, there were 3,250 shares of unvested restricted stock that were not classified as participating securities.

Note 19 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects were as follows:

	2010	2009	2008
Unrealized holding gains (losses) on
available for sale securities	$(2,211,580)	$1,326,540	$928,000
Reclassification adjustment for losses (gains)
realized in income	(1,072,441)	(81,554)	-
Net unrealized gains (losses)	(3,284,021)	1,244,986	928,000
Tax effect	(1,256,724)	476,705	355,331
Net-of-tax amount	$(2,027,297)	$768,281	$572,669
	=========	=========	=========

Note 19 - Other Comprehensive Income (Loss) (Continued)

The following is a summary of the accumulated other comprehensive balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	December 31,
	2009	Change	2010
Unrealized gains (losses) on securities
available for sale	$1,734,079	$(2,027,297)	$(293,218)
	=========	=========	=========

Note 20 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
	(in thousands, except per share amounts)
2010
First quarter	$7,329	$5,235	$587	$0.38	$0.38
Second quarter	7,545	5,591	1,064	0.68	0.68
Third quarter	7,364	5,479	1,374	0.88	0.88
Fourth quarter	7,186	5,518	1,003	0.64	0.64

2009
First quarter	$7,800	$4,798	$806	$0.52	$0.52
Second quarter	7,887	5,239	422	0.27	0.27
Third quarter	7,882	5,440	652	0.42	0.42
Fourth quarter	7,712	5,476	352	0.22	0.22

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

The report of the Corporation's management on the Corporation's internal control over financial reporting is set forth on page 38 of this Annual Report on Form 10-K. The report of the Corporation's independent registered public accounting firm on the Corporation's internal control over financial reporting is set forth on page 39 of this Annual Report on Form 10-K.

There were no changes in the Corporation's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders. The information required by this item with respect to executive officers that are not also directors is set forth below:
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

The information required by this section with respect to transactions in the Corporation's common stock is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's code of conduct is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors - Code of Conduct" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is contained under the captions "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item is contained under the caption "Proposal No. 1 Election of Directors - Director Independence" and "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal accountant is incorporated herein by reference to the section titled "Independent Registered Public Accounting Firm - Fees Incurred by the Corporation from its Independent Registered Accounting Firm During 2010 and 2009" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2011 Annual Meeting of Shareholders.

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

FIRST PULASKI NATIONAL CORPORATION

                                                                                                                                    By:/s/Mark A. Hayes
                                                                                                                                         Mark A. Hayes
March 16, 2011                                                                                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.
Signature	Title	Date

/s/Mark A. Hayes Mark A. Hayes	Chairman of the Board & CEO, and Director (Principal Executive Officer)	March 16, 2011

/s/Tracy Porterfield Tracy Porterfield	Chief Financial Officer, Secretary/Treasurer (Principal Financial Officer and Accounting Officer)	March 16, 2011

/s/David E. Bagley David E. Bagley	Director	March 16, 2011

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 16, 2011

/s/Wade Boggs Wade Boggs	Director	March 16, 2011

/s/James H. Butler James H. Butler	Director	March 16, 2011

/s/William Lyman Cox	Director	March 16, 2011
William Lyman Cox

/s/Greg. G. Dugger, DDS Greg G. Dugger, DDS	Director	March 16, 2011

/s/Charles D. Haney Charles D. Haney, MD	Director	March 16, 2011

/s/Donald A. Haney Donald A. Haney	Director	March 16, 2011

/s/Larry K. Stewart	Director	March 16, 2011
Larry K. Stewart

/s/Linda Lee Rogers Linda Lee Rogers	Director	March 16, 2011

/s/R. Whitney Stevens, Jr. R. Whitney Stevens, Jr.	Director	March 16, 2011

/s/Bill Yancey Bill Yancey	Director	March 16, 2011

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
10.6       Form of Amendment No. 2 to Adoption Agreement.+(4)
10.7       First Pulaski National Corporation 2007 Equity Incentive Plan.+(5)
10.8       Amended and Restated Directors' Deferred Compensation Plan. + (6)
10.9       Amended and Restated Form of Adoption Agreement. + (6)
10.10     First Amendment to the Amended and Restated Directors' Deferred Compensation Plan.+ (7)
10.11     First Amendment to the Amended and Restated Form of Adoption Agreement.+ (7)
10.12     Form of Restricted Stock Agreement.+ (8)
10.13     1994 Employee Stock Purchase Plan.+ (9)
10.14     Employment Agreement by and between First National Bank of Pulaski and Mark Hayes dated December 22, 2010.+ (10)
10.15     Employment Agreement by and between First National Bank of Pulaski and Tracy Porterfield dated December 22, 2010.+ (10)
10.16     Employment Agreement by and between First National Bank of Pulaski and Don Haney dated December 22, 2010.+ (10)
10.17     Employment Agreement by and between First National Bank of Pulaski and William Lyman Cox dated December 22, 2010.+ (10)
10.18     First Amendment to the First National Bank of Pulaski Amended and Restated Director's Deferred Compensation Plan Participation Agreement
              for James Blackburn.+ (7)
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

(5) Incorporated herein by reference to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007 (Registration No. 000-10974).

(6) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007 (Registration No. 000-10974).

(7) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (Registration No. 000-10974).

(8) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 7, 2007 (Registration No. 000-10974).

(9) Incorporated by reference to the Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010 (Registration No. 000-10974).

(10) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 28, 2010 (Registration No. 000-10974).