Form 10-Q
period 2011-03-31
FIRST PULASKI NATIONAL CORP
filed 2011-05-10
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31 , 2011

or

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

Common Stock, $1.00 par value -- 1,565,855 shares outstanding as of May 1, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	December 31,
	2011	2010
Cash and due from banks	$30,992,657	$15,353,132
Federal funds sold	2,265,000	1,690,000
Cash and cash equivalents	33,257,657	17,043,132

Interest bearing balances with banks	545,332	541,058
Securities available for sale	195,082,172	191,195,324

Loans
Loans held for sale	547,000	1,310,965
Loans net of unearned income	344,031,464	342,558,758
Allowance for loan losses	(8,168,718)	(7,996,961)
Total net loans	336,409,746	335,872,762

Bank premises and equipment	19,213,207	19,356,498
Accrued interest receivable	3,312,505	3,316,236
Other real estate	10,590,698	12,703,579
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,528,064	10,438,189
Prepaid FDIC insurance	2,104,176	2,316,796
Deferred tax assets, net	4,511,607	5,439,368
Prepayments and other assets	2,177,413	1,390,777
TOTAL ASSETS	$619,259,077	$601,140,219
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$80,668,656	$75,966,080
Interest bearing balances	469,709,147	457,357,446
Total deposits	550,377,803	533,323,526

Securities sold under repurchase agreements	1,870,783	1,803,023
Other borrowed funds	7,484,826	7,545,351
Accrued interest payable	1,238,097	1,320,721
Other liabilities	4,139,232	4,483,135

TOTAL LIABILITIES	565,110,741	548,475,756

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,565,505 and 1,564,350 shares issued and outstanding, respectively	1,565,505	1,564,350
Capital surplus	1,385,166	1,323,023
Retained earnings	51,046,711	50,070,308
Accumulated other comprehensive income (loss), net	150,954	(293,218)

TOTAL SHAREHOLDERS' EQUITY	54,148,336	52,664,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$619,259,077	$601,140,219
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME:
Loans, including fees	$5,932,720	$6,159,277
Investment securities	1,078,458	1,120,882
Federal funds sold and other	12,187	16,605
Dividends	32,153	32,153
Total interest income	7,055,518	7,328,917

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	54,398	103,040
Savings & MMDAs	98,877	127,306
Time	1,239,189	1,785,258
Repurchase agreements	7,770	6,484
Borrowed funds	68,801	72,305
Total interest expense	1,469,035	2,094,393

NET INTEREST INCOME	5,586,483	5,234,524

Provision for loan losses	750,000	1,500,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,836,483	3,734,524

NON-INTEREST INCOME:
Service charges on deposit accounts	510,614	486,409
Commissions and fees	74,529	85,125
Other service charges and fees	232,598	183,109
Income on company-owned life insurance	89,875	100,897
Security gains, net	110,058	49,686
Mortgage banking income	148,744	227,447
Other income	293,236	74,503
Total non-interest income	1,459,654	1,207,176

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2011	2010
NON-INTEREST EXPENSES:
Salaries and employee benefits	$2,433,570	$2,443,294
Occupancy expense, net	475,886	441,161
Furniture and equipment expense	160,903	164,213
Advertising and public relations	122,858	110,195
Foreclosed assets, net	140,712	99,487
FDIC insurance expense	226,923	226,236
Other operating expenses	800,734	812,760
Total non-interest expenses	4,361,586	4,297,346

Income before taxes	1,934,551	644,354
Applicable income taxes	566,335	56,871

NET INCOME	$1,368,216	$587,483
	============	============

Earnings per common share:
Basic	$0.87	$0.38
	============	============
Diluted	$0.87	$0.38
	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2011

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2011	$1,564,350	$1,323,023	$50,070,308	$(293,218)	$52,664,463

Comprehensive income:
Net Income			1,368,216		1,368,216

Reclassification adjustment
for gains included in net
income, net of tax				(67,917)	(67,917)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				512,089	512,089

Comprehensive income					1,812,388

Cash Dividends
($0.25 per share)			(391,813)		(391,813)

Compensation expense for
restricted stock		33,688			33,688

Issuance of new common stock	450	(450)			-

Issuance of common stock through
dividend reinvestment plan	705	28,905			29,610

Balance, March 31, 2011	$1,565,505	$1,385,166	$51,046,711	$150,954	$54,148,336
	===========	===========	============	============	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2010

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2010	$1,559,016	$1,051,367	$47,606,043	$1,734,079	$51,950,505

Comprehensive income:
Net Income			587,483		587,483

Reclassification adjustment
for gains included in net
income, net of tax				(30,661)	(30,661)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(159,952)	(159,952)

Comprehensive income					396,870

Cash Dividends
($0.25 per share)			(390,479)		(390,479)

Compensation expense for
restricted stock		33,688			33,688

Issuance of new common stock	450	(450)			-

Issuance of common stock through
dividend reinvestment plan	542	29,268			29,810

Balance, March 31, 2010	$1,560,008	$1,113,873	$47,803,047	$1,543,466	$52,020,394
	===========	===========	============	============	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,368,216	$587,483
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	750,000	1,500,000
Depreciation of premises and equipment	245,757	235,656
Amortization and accretion of investment securities, net	318,356	190,486
Deferred income tax expense (benefit)	651,890	(217,734)
Gain on sale of other assets	(246,817)	(104,707)
Security gains, net	(110,058)	(49,686)
Stock-based compensation expense	33,688	33,688
Loans originated for sale	(4,666,496)	(5,414,264)
Proceeds from sale of loans	5,579,205	5,166,991
Mortgage banking income	(148,744)	(227,447)
Increase in cash surrender value of life insurance	(89,875)	(100,897)
Decrease in accrued interest receivable	3,731	333,972
(Increase) Decrease in prepayments/other assets	(574,015)	130,302
(Decrease) increase in accrued interest payable	(82,624)	86,296
(Decrease) increase in accrued taxes	(486,468)	33,889
Increase in other liabilities	142,565	894,222
Net cash from operating activities	2,688,311	3,078,250

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	13,000,212	31,098,470
Proceeds from sale of investment securities	3,893,335	5,321,065
Purchase of investment securities available for sale	(20,268,651)	(50,174,957)
Increase in interest bearing balances with banks	(4,274)	(5,392)
Net (increase) decrease in loans	(3,701,895)	7,881,103
Capital expenditures	(102,466)	(812,932)
Proceeds from sale of other assets	4,010,644	533,489
Net cash used by investing activities	(3,173,095)	(6,159,154)

Cash flows from financing activities:
Net increase in deposits	17,054,277	1,733,768
Cash dividends paid	(391,813)	(390,479)
Proceeds from issuance of common stock	29,610	29,810
Net increase (decrease) in securities sold under repurchase agreements	67,760	(452,273)
Borrowings repaid	(60,525)	(57,181)
Net cash from financing activities	16,699,309	863,645

Net increase (decrease) in cash and cash equivalents	16,214,525	(2,217,259)
Cash and cash equivalents at beginning of period	17,043,132	37,424,572
Cash and cash equivalents at end of period	$33,257,657	$35,207,313
	=============	=============
Supplemental cash flow information
Interest paid	1,551,659	2,008,242
Income taxes paid	988,000	13,000

Supplemental noncash disclosures
Transfers from loans to other real estate owned	1,659,744	1,751,607

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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and no shares were issued under the 1994 Plan during the first three months of 2011.
       As there are no unvested stock options as of January 1, 2011, and no stock options were granted in the first three months of 2011, there was no share-based compensation expense or tax benefit recorded in the first three months of 2011 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the quarter related to the previously issued restricted shares. In addition, there were no unrecognized compensation costs related to stock options at March 31, 2011.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2010 fiscal year and the first three months of 2011:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2010	9,000	$46.00

Granted	-	-
Exercised	(500)	34.00
Expired	(500)	49.00
Outstanding December 31, 2010	8,000	$46.56
	========	============
Exercisable December 31, 2010	8,000	$46.56
	========	============

Outstanding January 1, 2011	8,000	$46.56
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding March 31, 2011	8,000	$46.56
	========	============
Exercisable March 31, 2011	8,000	$46.56
	========	============

       The aggregate intrinsic value of outstanding options shown in the table at March 31, 2011 was $0 based on $42.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to and/or prior to March 31, 2011. The weighted average remaining term of the stock options in the table above was 2.2 years as of March 31, 2011.
       No cash was received from the exercise of stock options during the three months ended March 31, 2011 and 2010, resulting in no intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010.
       At March 31, 2011, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first three months of 2010 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the three months ended March 31, 2011, the registrant recognized $33,688 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the three months ended March 31, 2010 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2011	5,700	$55.00
Granted	-	55.00
Vested	(450)	55.00
Forfeited	-	-

Nonvested at March 31, 2011	5,250	$55.00
	==========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At March 31, 2011, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       As of March 31, 2011, there was $215,989 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $33,688 for each period.

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
       In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor's ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact upon the Corporation's financial statements.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2011 and December 31, 2010 were as follows:

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
U.S. treasury securities	$100,590	$-	$67	$100,523
U.S. government sponsored entities	110,197,247	288,963	1,022,496	109,463,714
Obligations of states and
political subdivisions	41,675,021	896,859	244,900	42,326,980
Mortgage-backed securities-residential	42,864,654	504,612	178,311	43,190,955
Total	194,837,512	1,690,434	1,445,774	195,082,172
	===========	===========	===========	===========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. treasury securities	$100,302	$366	$-	$100,668
U.S. government sponsored entities	105,559,892	394,738	1,299,026	104,655,604
Obligations of states and
political subdivisions	42,270,477	815,757	527,179	42,559,055
Mortgage-backed securities-residential	43,712,835	481,610	359,248	43,835,197
Total debt securities	191,643,506	1,692,471	2,185,453	191,150,524
Equity Securities	27,200	17,600	-	44,800
Total	$191,670,706	$1,710,071	$2,185,453	$191,195,324
	===========	===========	===========	===========

       The amortized cost and fair value of debt securities at March 31, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$10,843,552	$10,963,448
Due after one year through five years	115,888,212	115,966,735
Due after five years through ten years	24,269,170	23,997,450
Due after ten years	971,923	963,584
Mortgage-backed-residential	42,864,655	43,190,955
TOTAL	$194,837,512	$195,082,172
	============	============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. treasury securities	$100,523	$67	$-	$-	$100,523	$67
Obligations of U.S. government
sponsored entities	67,672,087	1,022,496	-	-	67,672,087	1,022,496
Obligations of states and
political subdivisions	8,590,895	244,900	-	-	8,590,895	244,900
Mortgage-backed securities
- residential	22,461,849	178,311	-	-	22,461,849	178,311
Total temporarily impaired
securities	$98,825,354	$1,445,774	$-	$-	$98,825,354	$1,445,774
	==========	========	=========	========	==========	=========

December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$62,919,080	$1,299,026	$-	$-	$62,919,080	$1,299,026
Obligations of states and
political subdivisions	11,676,609	527,179	-	-	11,676,609	527,179
Mortgage-backed securities
- residential	27,736,295	359,248	-	-	27,736,295	359,248
Total temporarily impaired
securities	$102,331,984	$2,185,453	$-	$-	$102,331,984	$2,185,453
	==========	========	=========	========	==========	=========

       Proceeds from sales of securities available for sale were $3,893,335 and $5,321,065 for the three months ended March 31, 2011 and 2010, respectively. Gross gains of $110,058 and $77,463 and gross losses of $0 and $27,777 were realized on these sales for the first three months of 2011 and 2010, respectively.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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
       As of March 31, 2011, the registrant's security portfolio consisted of 332 securities, 112 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government-sponsored entities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at March 31, 2011.
       The registrant's equity securities at December 31, 2010 consisted of floating rate preferred stock issued by Federal National Mortgage Association ("FNMA"). For the quarter ended June 30, 2010, the registrant recognized a $39,200 pre-tax charge for the other-than-temporary decline in fair value on these FNMA securities. As required by accounting guidance, when a decline in fair value below cost for an equity security is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. The market value of the perpetual preferred securities of FNMA owned by the registrant declined, leading to the charge to earnings for other-than-temporary impairment. The registrant sold these equity securities in the first quarter of 2011 and recorded a gain of $107,197 on the sale.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at March 31, 2011 and December 31, 2010 were as follows:

		March 31,	December 31,
		2011	2010
	Construction and land development	$30,500,754	$31,742,216
	Commercial and industrial	31,982,192	34,561,396
	Agricultural	5,203,232	5,098,655
	Real estate loans secured by:
	Farmland	35,418,462	34,227,577
	Residential property	85,436,668	86,233,700
	Nonresidential, nonfarm	121,937,528	122,548,942
Consumer		27,658,558	22,678,901
	Other loans	6,647,805	7,007,316
	Subtotal	344,785,199	344,098,703
Less:	Net deferred loan fees	(206,735)	(228,980)
	Allowance for loan losses	(8,168,718)	(7,996,961)
	Loans, net	$336,409,746	$335,872,762
		============	============

       The loan balances in the following tables related to credit quality do not include approximately $2,186,000 in accrued interest receivable and approximately $207,000 in deferred loan fees at March 31, 2011 and approximately $2,225,000 in accrued interest receivable and approximately $229,000 in deferred loan fees at December 31, 2010.
       The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2011 and loans by portfolio segment and based on impairment method as of March 31, 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(128,440)	357,728	(30,538)	420,272	130,513	465	750,000
Loans charged-off	(147,928)	(40,159)	(115,046)	(226,062)	(88,055)	-	(617,250)
Recoveries	450	5,923	-	21,759	9,375	1,500	39,007
Ending balance	759,593	4,070,538	1,329,386	1,490,349	435,477	83,375	8,168,718
	=========	==========	==========	========	=======	=======	=========

Ending balance: individually evaluated
for impairment	$-	$208,525	$126,688	$67,514	$-	$-	$402,727
	=========	==========	==========	========	=======	=======	=========
Ending balance: collectively evaluated
for impairment	$759,593	$3,862,013	$1,202,698	$1,422,835	$435,477	$83,375	$7,765,991
	=========	==========	==========	========	=======	=======	=========
Loans:
Loans individually evaluated for impairment	$61,572	$5,921,723	$3,238,600	$3,275,687	$-	$-	$12,497,582
Loans collectively evaluated for impairment	31,920,620	151,434,267	27,262,154	81,613,981	$27,658,558	11,851,037	331,740,617
Total ending loans balance	$31,982,192	$157,355,990	$30,500,754	$84,889,668	$27,658,558	$11,851,037	$344,238,199
	=========	==========	==========	========	=======	=======	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows:

Three months ended
March 31, 2010
Beginning balance	$7,085,316
Provision for loan losses	1,500,000
Loans charged-off	(1,175,278)
Recoveries	25,291
Ending balance	$7,435,329
===============

       The following table presents the balances in the allowance for loan losses and loans by portfolio segment and based on impairment method as of December 31, 2010:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$166,590	$108,252	$125,124	$-	$-	$399,966
Collectively evaluated for impairment	1,035,511	3,580,456	1,366,718	1,149,256	383,644	81,410	7,596,995
Total ending allowance balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
	=========	==========	==========	========	=======	=======	=========
Loans:
Loans individually evaluated for impairment	$68,442	$5,873,675	$3,272,054	$3,317,219	$-	$-	$12,531,390
Loans collectively evaluated for impairment	34,492,954	150,902,844	28,470,162	81,605,516	22,678,901	12,105,971	330,256,348
Total ending loans balance	$34,561,396	$156,776,519	$31,742,216	$84,922,735	$22,678,901	$12,105,971	$342,787,738
	=========	==========	==========	========	=======	=======	=========

       Average individually impaired loans and interest income recognized on these loans for the three months ended March 31, 2011 and March 31, 2010 were as follows:

For the Three Months Ended March 31, 2011
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Commercial	$65,730	$-	$-
Commercial and agricultural real estate:
Commercial real estate	5,927,623	50,293	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,304,653	52,128	52,128
Multi-family	-	-	-
Construction and land development	3,248,629	-	-
Consumer	-	-	-
Other	-	-	-
	$12,546,635	$102,421	$52,128
	===========	==========	===========

For the Three Months Ended March 31, 2010
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Total loans	$16,327,237	$147,912	$18,331
	===========	==========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents loans individually evaluated for impairment by class of loans as March 31, 2011 and December 31, 2010:

March 31, 2011
	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$61,572	$61,572	$-
Commercial and agricultural real estate:
Commercial real estate	4,493,651	4,493,651	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,956,102	2,956,102
Multi-family	-	-	-
Construction and land development	1,861,553	1,861,553
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate :
Commercial real estate	1,428,072	1,428,072	208,525
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	319,585	319,585	67,514
Multi-family	-	-	-
Construction and land development	1,377,001	1,377,047	126,688
	$12,497,536	$12,497,582	$402,727
	==========	==========	==========

December 31, 2010
	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$68,442	$68,442	$-
Commercial and agricultural real estate
Commercial real estate	5,230,181	5,230,181	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,997,634	2,997,634
Multi-family	-	-	-
Construction and land development	1,861,553	1,861,553
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate :
Commercial real estate	643,494	643,494	166,590
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	319,585	319,585	125,124
Multi-family	-	-	-
Construction and land development	1,410,242	1,410,501	108,252
	$12,531,131	$12,531,390	$399,966
	==========	==========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

       The following table presents nonaccrual and loans past due 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010.

March 31, 2011
		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Commercial	$204,147	$-
Commercial and agricultural real estate:
Commercial real estate	3,553,648	-
Agricultural real estate	183,091	-
Residential real estate:
Home equity line of credit	-	-
1-4 family closed-end first lien	4,711,821	-
1-4 family closed-end junior lien	377,724	-
Multi-family	-	-
Construction and land development	3,677,423	-
Consumer	216,254	-
Other	49,146	-
	$12,973,254	$-
	===========	=============

December 31, 2010
		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Commercial	$218,262	$-
Commercial and agricultural real estate:
Commercial real estate	3,096,537	-
Agricultural real estate	125,710	-
Residential real estate:
Home equity line of credit	-	-
1-4 family closed-end first lien	4,781,841	-
1-4 family closed-end junior lien	469,085	-
Multi-family	-	-
Construction and land development	4,278,154	-
Consumer	233,827	-
Other	49,146	-
	$13,252,562	$-
	===========	=============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the aging of past due loans as of March 31, 2011 and December 31, 2010 by class of loans:
March 31, 2011
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$285,032	$63,956	$348,988	$31,633,204	$31,982,192
Commercial and agricultural real estate:
Commercial real estate	680,995	1,951,137	2,632,132	119,305,396	$121,937,528
Agricultural real estate	189,997	122,513	312,510	35,105,952	$35,418,462
Residential real estate:
Home equity line of credit	136,086	-	136,086	18,467,151	$18,603,237
1-4 family closed-end first lien	3,496,879	902,577	4,399,456	58,181,527	$62,580,983
1-4 family closed-end junior lien	146,757	187,956	334,713	2,664,873	$2,999,586
Multi-family	-	-	-	1,252,862	$1,252,862
Construction and land development	1,955,052	1,377,047	3,332,099	27,168,655	$30,500,754
Consumer	430,984	159,613	590,597	27,067,961	$27,658,558
Other	23,019	49,146	72,165	11,778,872	$11,851,037
	$7,344,801	$4,813,945	$12,158,746	$332,626,453	$344,785,199
	=========	=========	=========	==========	==========

December 31, 2010
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$346,719	$85,117	$431,836	$34,129,560	$34,561,396
Commercial and agricultural real estate:
Commercial real estate	560,969	1,985,389	2,546,358	120,002,584	$122,548,942
Agricultural real estate	114,519	125,710	240,229	33,987,348	$34,227,577
Residential real estate:
Home equity line of credit	114,848	-	114,848	18,736,091	$18,850,939
1-4 family closed-end first lien	3,084,041	1,663,835	4,747,876	58,314,446	$63,062,322
1-4 family closed-end junior lien	189,356	60,995	250,351	2,925,110	$3,175,461
Multi-family	-	-	-	1,144,978	$1,144,978
Construction and land development	473,735	1,558,551	2,032,286	29,709,930	$31,742,216
Consumer	714,702	172,033	886,735	21,792,166	$22,678,901
Other	29,839	33,506	63,345	12,042,626	$12,105,971
	$5,628,728	$5,685,136	$11,313,864	$332,784,839	$344,098,703
	=========	=========	=========	==========	==========

       All loans 90 days or more past due in the above table are on nonaccrual. In addition the above table includes nonaccrual loans of $3,280,328 and $4,648,327 in the loans not past due category and $4,878,981and $2,919,099 in the 30-89 days past due category of March 31, 2011 and December 31, 2010, respectively.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Troubled Debt Restructurings

       A loan is classified as a troubled debt restructuring ("TDR") when a concession is granted to the borrower that the Bank would not otherwise have considered due to a borrower's financial difficulties. Most of the Bank's TDRs involve a restructuring of loan terms to reduce the payment amount to require only interest for a period prior to maturity. The following table presents detail of the Bank's TDRs at March 31, 2011 and December 31, 2010:

March 31, 2011
	TDRs on	TDRs on
	Nonaccrual	Accrual
	Status	Status	Total TDRs
Commercial real estate	$791,258	$2,735,724	$3,526,982
	============	============	============

December 31, 2010
	TDRs on	TDRs on
	Nonaccrual	Accrual
	Status	Status	Total TDRs
Commercial real estate	$-	$2,741,541	$2,741,541
	============	============	============

       The Company allocated $53,402 in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011. There were no specific reserves allocated loans that were classified as troubled debt restructurings at December 31, 2010. The Company has not committed to lend any funds to customers whose loans are classified as a troubled debt restructuring as of March 31, 2011 and December 31, 2010.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically loans held for sale and overdrafts. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed as of each date, the risk category of loans by class of loans is as follows:

March 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$31,210,080	$102,272	$626,643	$43,197	$-
Commercial and agricultural real estate:
Commercial real estate	110,800,375	1,245,357	9,891,796	-	-
Agricultural real estate	34,842,058	65,495	510,909	-	-
Residential real estate:
Home equity line of credit	18,312,380	28,081	262,776	-	-
1-4 family closed-end first lien	55,875,962	862,652	4,891,706	403,663	547,000
1-4 family closed-end junior lien	2,351,542	7,620	640,424	-	-
Multi-family	1,252,862	-	-	-	-
Construction and land development	22,524,586	3,907,087	4,069,081	-
Consumer	26,758,089	364,402	536,067	-	-
Other	11,228,411	21,458	52,837	-	548,331
Total	$315,156,345	$6,604,424	$21,482,239	$446,860	$1,095,331
	==========	=========	=========	=========	=========

December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$33,353,758	$111,401	$1,096,237	$-	$-
Commercial and agricultural real estate:
Commercial real estate	108,460,368	3,507,932	10,580,642	-	-
Agricultural real estate	33,534,967	174,269	518,341	-	-
Residential real estate:
Home equity line of credit	18,643,055	28,069	179,815	-	-
1-4 family closed-end first lien	55,231,087	1,031,548	5,169,137	319,585	1,310,965
1-4 family closed-end junior lien	2,434,095	8,343	733,023	-	-
Multi-family	1,144,978	-	-	-	-
Construction and land development	22,407,749	3,907,654	5,426,813	-
Consumer	21,824,500	294,091	560,310	-	-
Other	11,449,573	1,337	59,911	-	595,150
Total	$308,484,130	$9,064,644	$24,324,229	$319,585	$1,906,115
	==========	=========	=========	=========	=========

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2011 using			December 31, 2010 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$100,523	$-	$100,523	$100,668	$-	$100,668
Obligations of U.S. Government
Sponsored Agencies	109,463,714	-	109,463,714	104,655,604	-	104,655,604
Obligations of States and
Political Subdivisions	42,326,980	-	42,326,980	42,559,055	-	42,559,055
Mortgage-backed securities
- residential	43,190,955	-	43,190,955	43,835,197	-	43,835,197
Equity securities	-	-	-	44,800	44,800
Total	$195,082,172	$-	$195,082,172	$191,195,324	$44,800	$191,150,524
	===========	===========	===========	===========	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Non-Recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
		Fair Value Measurements at
		March 31, 2011 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$1,757,926		$1,757,926
Agricultural real estate	-		-
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	169,308		169,308
Multi-family	-		-
Construction & land development	1,861,553		1,861,553
Total impaired loans	$3,788,787		$3,788,787
	=========		===========

Other real estate owned
Residential real estate:
Home equity line of credit	$-		$-
1-4 family closed-end	-		-
Multi-family	576,690		576,690
Construction & land development	4,056,100		4,056,100
Total other real estate owned	$4,632,790		$4,632,790
	=========		===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
		Fair Value Measurements at
		December 31, 2010 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$2,488,639		$2,488,639
Agricultural real estate	-		-
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	197,508		197,508
Multi-family	-		-
Construction & land development	1,861,553		1,861,553
Total impaired loans	$4,547,700		$4,547,700
	=============		============

Other real estate owned
Construction & land development	$4,056,100		$4,056,100
Total other real estate owned	$4,056,100		$4,056,100
	=============		============

       There were $3,788,787 in impaired loans measured for impairment using the fair value of the collateral at March 31, 2011, resulting in an additional provision for loan losses of $28,200 for the three months ended March 31, 2011. There were $2,356,498 in impaired loans measured for impairment using the fair value of the collateral, with a valuation allowance of $93,599, resulting in no additional provision for loan losses for the three months ended March 31, 2010.

       Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $10,590,698 as of March 31, 2011. Included in this amount were properties that were written down to fair value totaling $4,632,790, resulting in additional foreclosed asset expense of $705 in the three months ended March 31, 2011. Other real estate owned had a net carrying amount of $13,874,068 at March 31, 2010. Included in this amount were properties that were written down to fair value totaling $1,057,500 that did not result in additional foreclosed asset expense in the three months ended March 31, 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Carrying amount and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were as follows:
	March 31, 2011		December 31, 2010
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$33,803	$33,803	$17,584	$17,584
Securities	195,082	195,082	191,195	191,195
Loans, net	336,410	333,796	335,873	333,421
Accrued interest receivable	3,313	3,313	3,316	3,316

Financial liabilities:
Deposits	550,378	552,232	533,324	535,620
Securities sold under repurchase agreements	1,871	1,871	1,803	1,803
Other borrowed funds	7,485	7,866	7,545	7,967
Accrued interest payable	1,238	1,238	1,321	1,321

       The methods and assumptions not previously described used to estimate fair value are described as follows:
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 7

       The factors used in the earnings per share computation follow:

	March 31,
	2011	2010
Net Income	$1,368,216	$587,483
Less: Distributed earnings allocated to participating securities	(613)	(613)
Less: Undistributed income allocated to participating securities	(1,527)	(309)

Net earnings allocated to common stock	$1,366,076	$586,561
	=========	==========
Weighted common shares outstanding
including participating securities	1,566,878	1,561,542
Less: Participating securities	(2,450)	(2,450)
Weighted average shares	1,564,428	1,559,092
	=========	==========
Basic earnings per share	$0.87	$0.38
	=========	==========

Net earnings allocated to common stock	$1,366,076	$586,561
	=========	==========
Weighted average shares	1,564,428	1,559,092
Add: dilutive effects of assumed exercises of stock options	188	1,222

Average shares and dilutive potential common shares	1,564,616	1,560,314
	=========	==========
Dilutive earnings per share	$0.87	$0.38
	=========	==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the annual report of the registrant on Form 10-K for the year ended December 31, 2010, which report was filed with the Securities and Exchange Commission on March 16, 2011. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "expect," "should," "could," "may", "plan," "intend", "believe", "likely", "seek", "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
       In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's Annual Report on Form 10-K for the year ended December 31, 2010 and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the registrant's market areas, (v) rapid fluctuations in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any event that would cause the registrant to conclude that there was impairment of any asset including intangible assets, (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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
       The provision for loan losses is the charge to earnings which management feels is necessary to maintain the allowance for loan losses at a level considered adequate to reflect estimated credit losses for specifically identified impaired loans as well as estimated probable incurred credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of charge-offs, net of recoveries. A formal review of the allowance for loan losses is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The registrant's methodology of assessing the appropriateness of the allowance consists of several elements, which include the historical allowance and specific allowances as described below.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

OVERVIEW

       Total assets of the registrant grew $18.1 million, or 3.0 percent, in the first three months of 2011. This growth in assets was primarily funded by an approximately $17.1 million, or 3.2 percent increase in deposits. Loans net of unearned income increased $1.5 million in the first three months of 2011 as loan demand improved slightly from previous quarters but remained at weak levels. The growth in deposits contributed to an increase in investment securities of approximately $3.9 million and an increase in cash and due from banks of $15.6 million in the first three months of 2011.
       Net income increased $780,733 to $1,368,216, or $0.87 per diluted share, in the first quarter of 2011 as compared to $587,483, or $0.38 per diluted share, during the same period of 2010. The increase in net income in the first quarter of 2011 as compared to the same period of 2010 was primarily due to decreased provision for loan losses, increased net interest income and increased non-interest income in the first quarter of 2011. Provision for loan losses totaled $750,000 in the first quarter of 2011, a decrease of $750,000 over the provision for loan losses in the first quarter of 2010. Weak economic conditions continue to stress some of the registrant's borrowers, leading to a continued elevated provision for loan losses in the first quarter of 2011, although less than the first quarter of 2010. Provision for loans losses is expected to remain at elevated levels throughout the remainder of 2011. Net interest income increased $351,959, or 6.7 percent to $5,586,483 in the first quarter of 2011 as compared to the same period of 2010. The increase in net interest income was primarily due to an increase in the net interest margin to 4.14 percent in the first quarter of 2011 from 3.98 percent in the first quarter of 2010.
       Net charged-off loans totaled approximately $578,000 in the first three months of 2011, resulting in an annualized charge-off ratio of 0.68 percent as compared to net charge-offs of approximately $1,150,000 in the first three months of 2010, resulting in an annualized charge-off ratio of 1.30 percent. Nonaccrual loans decreased slightly to approximately $12,973,000 at March 31, 2011 as compared to approximately $13,253,000 at December 31, 2010. Other real estate owned totaled approximately $10,591,000 at March 31, 2011 as compared to approximately $12,704,000 at December 31, 2010. Concerted efforts are being made to dispose of the other real estate owned while striving to ensure that fair market value is received and that excessive discounts are not taken. Expenses related to these foreclosed assets increased approximately $41,000 in the first three months of 2011 as compared to the same period of 2010. The registrant expects total non-performing assets will continue at elevated levels, as well as expenses related to foreclosed assets, through the remainder of 2011.

Results of Operations

       Net income of the registrant was $1,368,216 for the first three months of 2011. This amounted to an increase of $780,733, or 132.9 percent, compared to the first three months of 2010.  The increase in net income was primarily due to decreased loan loss provisions and increased net interest income in the first three months of 2011 as compared to the same period of 2010.
       Net interest income increased $351,959, or 6.7 percent, to $5,586,483 during the first quarter of 2010 as compared to $5,234,524 for the first quarter of 2010.  Total interest income decreased $273,399, or 3.7 percent, to $7,055,518 for the first quarter of 2011 as compared to $7,328,917 for the same period in 2010. The decrease in total interest income was primarily due to a decrease in average loans outstanding and a decrease in the yields earned on the registrant's investment securities in the first quarter of 2011 as compared to the same period of 2010. The registrant saw a decrease in interest and fees on loans of $226,557 and a decrease in interest earned on investment securities of $42,424 in the first quarter of 2011 as compared to the first quarter of 2010. The decrease in interest and fees on loans was the result of a decrease in average loans outstanding of approximately $23.9 million that was partially offset by an increase in yields earned on loans in the first quarter of 2011 as compared to the same period of 2010. The decrease in interest on

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

investment securities was primarily a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $36.6 million in the first quarter of 2011 as compared to the first quarter of 2010.
       The increase in net interest income in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to a decrease in total interest expense of $625,358, or 29.9 percent, to $1,469,035 for the first quarter of 2011 as compared to $2,094,393 for the same period in 2010. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the first quarter of 2011 as compared to the first quarter of 2010. The interest expense on time deposits decreased $546,069 in the first quarter of 2011 as compared to the first quarter of 2010 as the average interest rate paid on time deposits fell to 1.78 percent in the first quarter of 2011 as compared to 2.34 percent in the first quarter of 2010. The average balances held in time deposits also decreased $27.2 million in the first quarter of 2011 as compared to the first quarter of 2010 as the registrant lowered interest rate paid on time deposits, shrinking these higher interest-bearing deposits to more effectively use these funds in the lower-yielding investment portfolio due to continuing weakness in loan demand. The interest expense on savings and money market accounts decreased $28,429 in the first quarter of 2011 as compared to the same period of 2010 even as the average balances held increased $12.7 million since the average interest rate paid fell to 0.46 percent in the first quarter of 2011 from 0.68 percent in the first quarter of 2010. The interest expense on NOW accounts decreased $48,642 in the first quarter of 2011 as compared to the same period of 2010 even as the average balances held increased $14.4 million since the average interest rate paid fell to 0.22 percent in the first quarter of 2011 as compared to 0.50 percent for the same period of 2010.
       The registrant's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the registrant's growth, while fees for origination of mortgage loans will often reflect home mortgage market conditions and fluctuate more widely from period to period.
       Total non-interest income increased $252,478, or 20.9 percent, to $1,459,654 for the three-month period ended March 31, 2011 as compared to $1,207,176 for the three-month period ended March 31, 2010. Much of the increase in non-interest income was due to a $218,733 increase in other income in the first quarter of 2011 as compared to the same period of 2010. This increase in other income was primarily due to a $274,976 gain on the sale of certain real estate held by the Corporation that was partially offset by a $44,613 decrease in rental income from other real estate owned by the Bank in the first quarter of 2011 as compared to the same period of 2010. Other increases included a $60,372 increase in security gains, a $49,489 increase in other service charges and fees and a $24,205 increase in service charges on deposit accounts in the first quarter of 2011 as compared to the same period of 2010. These increases were partially offset by a decrease of $78,703 in mortgage banking income as mortgage refinancing activity slowed and decreases of $11,022 and $10,596 in income on company-owned life insurance and commissions and fees in the first quarter of 2011 as compared to the same period of 2010.
       Total non-interest expenses increased $64,240, or 1.5 percent, to $4,361,586 in the first quarter of 2011 as compared to $4,297,346 for the same period of 2010. This increase in non-interest expenses was primarily due to a $41,225 increase in foreclosed asset expense and a $34,725 increase in occupancy expenses in the first quarter of 2011 as compared to the first quarter of 2010. Other small increases were seen in advertising and public relations expense and FDIC insurance expense in the first quarter of 2011 as compared to the same period of 2010. Small decreases were seen in other operating expenses, furniture and equipment expenses and salaries and employee benefits in the first quarter of 2011 as compared to the same period of 2010.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in FDIC insurance expense for 2009. Prepaid FDIC insurance had a balance of $2.10 million at March 31, 2011 as a $213,000 reduction was made for applicable FDIC insurance premiums in the first quarter of 2011.
       The provision for loan losses for the three months ended March 31, 2011, decreased $750,000 to $750,000 from $1,500,000 over the same period of 2010. Although the provision for loan losses in the first quarter of 2011 declined from the amount in the first quarter of 2010, the size of the provision of loan losses continued to reflect the effects of continued weakness in local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio. The provision for loan losses is likely to continue at elevated levels for the remainder of 2011 due to continuing weak economic conditions that are forecasted through the end of the year. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended March 31, 2011, income before taxes increased $1,290,197, or 200.2 percent, to $1,934,551 as compared to $644,354 for the three months ended March 31, 2010.  Applicable income taxes increased $509,464 for the three-month period ended March 31, 2011 as compared to the same period in 2010. The effective tax rate for the three months ended March 31, 2011 was 29.3 percent as compared to 8.8 percent for the same period of 2010. The increase in the effective tax rate for the first of 2011 was primarily a result of increased income before taxes in the first quarter of 2011 while tax free income proportionally decreased in the first quarter of 2011 as compared to the same period of 2010.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the three months ended March 31, 2011 (annualized) and for the year ended December 31, 2010.

	For the three months ended	For year ended
	March 31, 2011 (annualized)	December 31, 2010
Return on assets	0.90%	0.66%
Return on equity	10.35%	7.80%

Financial Condition

       The registrant's total assets increased 3.0 percent to $619,259,077 during the three months ended March 31, 2011, from $601,140,219 at December 31, 2010. Total loans, net of unearned income were $344,031,464 at March 31, 2011, a 0.4 percent increase compared to $342,558,758 at December 31, 2010. Securities available-for-sale increased to $195,082,172 at March 31, 2011 from $191,195,324 at December 31, 2010.  At March 31, 2011, there was an unrealized gain on available-for-sale securities, net of tax, of

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$150,954, as compared to an unrealized loss on available-for-sale securities, net of tax, of $293,218 at December 31, 2010.
       Total liabilities increased by 3.0 percent to $565,110,741 at March 31, 2011, compared to $548,475,756 at December 31, 2010. This increase was primarily due to a $12,351,701, or 2.7 percent, increase in interest bearing deposits as well as a $4,702,576, or 6.2 percent , increase non-interest bearing deposits at March 31, 2011 as compared to December 31, 2010.
       Non-performing assets decreased to $23,563,952 at March 31, 2011 as compared to $25,956,141 at December 31, 2010.  The decrease in non-performing assets at March 31, 2011 as compared to December 31, 2010, was primarily due to decreases in other real estate owned. Non-performing assets at March 31, 2011 included $10,590,698 in other real estate owned, $12,973,254 in non-accrual loans, and no loans past due 90 days or more as to interest or principal payment and accruing interest. There were $3,526,982 in restructured loans at March 31, 2011. Other real estate owned remained at elevated levels during the first three months of 2011 as loan customers defaulted and the Bank foreclosed on properties securing these loans, primarily consisting of construction and development, agricultural real estate and 1-4 family real estate properties. The balance of non-accrual loans at March 31, 2011 consisted primarily of construction and land development loans, one-to-four family real estate loans and commercial real estate loans. At December 31, 2010, the corresponding amounts of non-performing assets were $12,703,579 in other real estate owned, $13,252,562 in non-accrual loans and no loans past due 90 days or more and accruing interest. There were $2,741,541 in restructured loans at December 31, 2010. The Company allocated $53,402 in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011. There were no specific reserves allocated loans that were classified as troubled debt restructurings at December 31, 2010. The allowance for loan losses was 63.0% of the balance of nonaccrual loans at March 31, 2011 as compared to 60.3% at December 31, 2010.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2011 if the above nonaccrual loans had been current in accordance with their original terms was approximately $271,000.
      Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2011, there were approximately $9,361,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $14,856,000 in loans that were classified as "substandard" and accruing interest as of March 31, 2010 and $12,003,000 of such loans at December 31, 2010.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (35 percent of total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (36 percent of total risk-based capital), loans secured by subdivision land (33 percent of total risk-based capital), loans to religious organizations (27 percent of risk-based capital), loans secured by hotel and motel properties (26 percent of total risk-based capital) and loans to gasoline stations with convenience stores (25 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the three months ended March 31, 2011, the registrant had net loan charge-offs of approximately $578,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.68 percent (annualized). This compares to net charge-offs of approximately $1,150,000 for the three months ended March 31, 2010 for a net charge-off ratio of 1.30 percent (annualized). Net loan charge-offs and provision expense for loan losses for the remainder of 2011 are likely to continue at elevated levels due to continuing weak economic conditions.
       The total allowance for loan losses increased to $8,168,718 as of March 31, 2011 from $7,996,961 as of December 31, 2010. The ratio of the allowance for loan losses to loans net of unearned income was 2.37 percent at March 31, 2011 as compared to 2.33 percent at December 31, 2010. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $16,214,525 between December 31, 2010 and March 31, 2011.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $10,963,000 at March 31, 2011, representing 5.6 percent of the registrant's investment portfolio as compared to $8,728,000, or 5.3 percent, one year earlier and $8,979,000, or 4.7 percent, at December 31, 2010. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2011, the registrant had approximately $139,880,000 in loans maturing within one year. The registrant had $2,265,000 in federal funds sold at March 31, 2011, compared to $1,690,000 as of December 31, 2010. The registrant also had approximately $30,993,000 in cash and due from banks at March 31, 2011 as compared to approximately $15,353,000 at December 31, 2010.
       The registrant does not anticipate that there will be any unusual demands, commitments, or events that could adversely impact the liquidity of the registrant for the remainder of 2011.

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

	Amount at
	March 31, 2011	December 31, 2010
Commitments to extend credit	$53,922,523	$56,723,565
Standby letters of credit	2,472,946	2,586,386
Mortgage loans sold with repurchase
requirements outstanding	4,999,308	9,348,103

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2011, the registrant had total borrowings of $7,484,286 and had approximately $22,493,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At March 31, 2011, the registrant had no federal funds purchased and had $20,000,000 in additional federal funds lines available from correspondent banks.
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
       Management believes, as of March 31, 2011 and December 31, 2010, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of March 31, 2011 and December 31, 2010.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of March 31, 2011
Total Capital to risk weighted assets
FPNC	$59,233	14.24%	$33,273	>	8.00%	41,591	>	10.00%
FNB	58,779	14.14	33,266	>	8.00	41,583	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	53,997	12.98	16,636	>	4.00	24,954	>	6.00
FNB	53,543	12.88	16,633	>	4.00	24,950	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	53,997	8.80	24,539	>	4.00	30,673	>	5.00
FNB	53,543	8.73	24,535	>	4.00	30,669	>	5.00

As of December 31, 2010
Total Capital to risk weighted assets
FPNC	$58,249	13.87%	$33,597	>	8.00%	41,997	>	10.00%
FNB	57,855	13.78	33,592	>	8.00	41,991	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	52,958	12.61	16,799	>	4.00	25,198	>	6.00
FNB	52,563	12.52	16,796	>	4.00	25,194	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	52,958	8.68	24,407	>	4.00	30,508	>	5.00
FNB	52,563	8.62	24,404	>	4.00	30,505	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of March 31, 2011, the -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 1.4 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 4.3 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,641,000, or 12.0 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $797,000, or 3.6 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended March 31, 2011.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors.

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  May 10, 2011                                                /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  May 10, 2011                                                /s/Tracy Porterfield
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