Form 10-Q
period 2011-06-30
FIRST PULASKI NATIONAL CORP
filed 2011-08-09
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30 , 2011

or

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

Common Stock, $1.00 par value -- 1,566,569 shares outstanding as of August 1, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2011	2010
Cash and due from banks	$23,751,109	$15,353,132
Federal funds sold	4,840,000	1,690,000
Cash and cash equivalents	28,591,109	17,043,132

Interest bearing balances with banks	543,779	541,058
Securities available for sale	201,943,930	191,195,324

Loans
Loans held for sale	912,000	1,310,965
Loans net of unearned income	349,136,297	342,558,758
Allowance for loan losses	(8,334,133)	(7,996,961)
Total net loans	341,714,164	335,872,762

Bank premises and equipment	18,984,914	19,356,498
Accrued interest receivable	3,189,987	3,316,236
Other real estate	10,269,157	12,703,579
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,616,976	10,438,189
Prepaid FDIC insurance	1,977,725	2,316,796
Deferred tax assets, net	3,875,655	5,439,368
Prepayments and other assets	1,394,424	1,390,777
TOTAL ASSETS	$624,628,320	$601,140,219
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$85,712,396	$75,966,080
Interest bearing balances	467,331,238	457,357,446
Total deposits	553,043,634	533,323,526

Securities sold under repurchase agreements	2,104,506	1,803,023
Other borrowed funds	7,432,743	7,545,351
Accrued interest payable	952,445	1,320,721
Other liabilities	4,400,027	4,483,135

TOTAL LIABILITIES	567,933,355	548,475,756

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,566,569 and 1,564,350 shares issued and outstanding, respectively	1,566,569	1,564,350
Capital surplus	1,448,492	1,323,023
Retained earnings	52,256,076	50,070,308
Accumulated other comprehensive income (loss), net	1,423,828	(293,218)

TOTAL SHAREHOLDERS' EQUITY	56,694,965	52,664,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$624,628,320	$601,140,219
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Loans, including fees	$6,137,284	$6,376,408	$12,070,004	$12,535,685
Investment securities	1,155,857	1,131,470	2,234,315	2,252,352
Federal funds sold and other	17,252	18,042	29,439	34,647
Dividends	18,662	18,662	50,815	50,815
Total interest income	7,329,055	7,544,582	14,384,573	14,873,499

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	56,369	80,733	110,767	183,773
Savings & MMDAs	97,509	85,107	196,386	212,413
Time	1,115,847	1,709,058	2,355,036	3,494,316
Repurchase agreements	8,418	7,320	16,188	13,804
Borrowed funds	68,371	71,714	137,172	144,019
Total interest expense	1,346,514	1,953,932	2,815,549	4,048,325

NET INTEREST INCOME	5,982,541	5,590,650	11,569,024	10,825,174

Provision for loan losses	400,000	1,050,000	1,150,000	2,550,000

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	5,582,541	4,540,650	10,419,024	8,275,174

NON-INTEREST INCOME:
Service charges on deposit accounts	556,870	551,887	1,067,484	1,038,296
Commissions and fees	77,689	80,872	152,218	165,997
Other service charges and fees	262,197	213,688	494,795	396,797
Income on company-owned life insurance	88,912	100,220	178,787	201,117
Mortgage banking income	145,031	147,120	293,775	374,567
Gain on the sale of securities	5,743	(3,010)	115,801	46,676
Other income	22,507	101,865	315,743	176,368
Total non-interest income	1,158,949	1,192,642	2,618,603	2,399,818

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBUSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,495,479	$2,378,471	$4,929,049	$4,821,765
Occupancy expense, net	452,885	460,184	928,771	901,345
Furniture and equipment expense	173,952	177,694	334,855	341,907
Advertising and public relations	142,343	156,805	265,201	267,000
Foreclosed assets, net	156,276	(14,506)	296,988	84,981
FDIC insurance expense	139,830	237,463	366,753	463,699
Impairment of available for sale equity
securities and other equity investments	-	39,200	-	39,200
Other operating expenses	847,339	876,294	1,648,073	1,689,054
Total non-interest expense	4,408,104	4,311,605	8,769,690	8,608,951

Income before taxes	2,333,386	1,421,687	4,267,937	2,066,041
Applicable income tax expense	731,944	357,286	1,298,279	414,157

NET INCOME	$1,601,442	$1,064,401	$2,969,658	$1,651,884
	===========	===========	===========	===========

Earnings per common share:
Basic	$1.02	$0.68	$1.89	$1.06
	===========	===========	===========	===========
Diluted	$1.02	$0.68	$1.89	$1.06
	===========	===========	===========	===========

Comprehensive income
Net income	$1,601,442	$1,064,401	$2,969,658	$1,651,884
Reclassification adjustment for gains included
in net income, net of tax	(3,544)	1,857	(71,461)	(28,804)
Change in unrealized gains (losses) on
available for sale securities, net of tax	1,276,418	417,214	1,788,507	257,262
Comprehensive income	$2,874,316	$1,483,472	$4,686,704	$1,880,342
	===========	===========	===========	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2011

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2011	$1,564,350	$1,323,023	$50,070,308	$(293,218)	$52,664,463

Comprehensive income:
Net Income			2,969,658		2,969,658

Reclassification adjustment
for gains included in net
income, net of tax				(71,461)	(71,461)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				1,788,507	1,788,507

Comprehensive income					4,686,704

Cash Dividends
($0.50 per share)			(783,890)		(783,890)

Compensation expense for
restricted stock		67,375			67,375

Issuance of new common stock	800	(800)			-

Issuance of common stock through
dividend reinvestment plan	1,419	58,894			60,313

Balance, June 30, 2011	$1,566,569	$1,448,492	$52,256,076	$1,423,828	$56,694,965
	===========	===========	============	============	=============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2010

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2010	$1,559,016	$1,051,367	$47,606,043	$1,734,079	$51,950,505

Comprehensive income:
Net Income			1,651,884		1,651,884

Reclassification adjustment
for gains included in net
income, net of tax				(28,804)	(28,804)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				257,262	257,262

Comprehensive income					1,880,342

Cash Dividends
($0.50 per share)			(781,306)		(781,306)

Compensation expense for
restricted stock		67,375			67,375

Tax benefit arising from exercise
of director stock options		4,020			4,020

Exercise of stock options	500	16,500			17,000

Issuance of new common stock	800	(800)			-

Issuance of common stock through
dividend reinvestment plan	1,092	58,969			60,061

Balance, June 30, 2010	$1,561,408	$1,197,431	$48,476,621	$1,962,537	$53,197,997
	===========	===========	============	============	=============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,969,658	$1,651,884
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	1,150,000	2,550,000
Depreciation of premises and equipment	493,585	497,788
Amortization and accretion of investment securities, net	598,965	400,714
Deferred income tax expense (benefit)	498,122	(499,695)
Gain on sale of other assets	(231,001)	(334,452)
Security gains, net	(115,801)	(46,676)
Stock-based compensation expense	67,375	67,375
Loans originated for sale	(10,169,673)	(11,747,408)
Proceeds from sale of loans	10,862,413	11,957,456
Mortgage banking income	(293,775)	(374,567)
Impairment of available for sale equity securities and other equity investments	-	39,200
Increase in cash surrender value of life insurance	(178,787)	(201,117)
Decrease in accrued interest receivable	126,249	655,059
Decrease in prepayments/other assets	335,424	322,722
Decrease in accrued interest payable	(368,276)	(145,049)
(Decrease) increase in accrued taxes	(426,415)	293,708
Increase in other liabilities	343,307	745,635
Net cash from operating activities	5,661,370	5,832,577

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	35,760,782	52,305,968
Proceeds from sale of investment securities	4,317,710	5,533,056
Purchase of investment securities available for sale	(48,527,624)	(75,712,855)
Increase in interest bearing balances with banks	(2,721)	(3,150)
Net (increase) decrease in loans	(9,811,253)	7,763,859
Capital expenditures	(121,951)	(1,514,613)
Proceeds from sale of other assets	5,086,258	3,747,987
Net cash used by investing activities	(13,298,799)	(7,879,748)

Cash flows from financing activities:
Net increase in deposits	19,720,108	3,269,205
Cash dividends paid	(783,890)	(781,306)
Proceeds from exercise of stock options, including tax benefit	-	21,020
Proceeds from issuance of common stock	60,313	60,061
Net increase (decrease) in securities sold under repurchase agreements	301,483	(9,563)
Borrowings repaid	(112,608)	(115,180)
Net cash from financing activities	19,185,406	2,444,237

Net increase in cash and cash equivalents	11,547,977	397,066
Cash and cash equivalents at beginning of period	17,043,132	37,424,572
Cash and cash equivalents at end of period	$28,591,109	$37,821,638
	=============	=============

Supplemental cash flow information
Interest paid	$3,183,825	$4,193,374
Income taxes paid	1,188,000	453,000

Supplemental noncash disclosures
Transfers from loans to other real estate owned	2,427,783	5,051,902

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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and no shares were issued under the 1994 Plan during the first six months of 2011.
       As there are no unvested stock options as of January 1, 2011, and no stock options were granted in the first six months of 2011, there was no share-based compensation expense or tax benefit recorded in the first six months of 2011 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the first six months of 2011 related to the previously issued restricted shares. In addition, there were no unrecognized compensation costs related to stock options at June 30, 2011.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2010 fiscal year and the first six months of 2011:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2010	9,000	$46.00

Granted	-	-
Exercised	(500)	34.00
Expired	(500)	49.00
Outstanding December 31, 2010	8,000	46.56
	=========	=============
Exercisable December 31, 2010	8,000	$46.56
	=========	=============

Outstanding January 1, 2011	8,000	$46.56
Granted	-	-
Exercised	-	-
Expired	(500)	28.00
Outstanding June 30, 2011	7,500	47.80
	=========	=============
Exercisable June 30, 2011	7,500	$47.80
	=========	=============

       The aggregate intrinsic value of outstanding options shown in the table at June 30, 2011 was $0 based on $43.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to and/or prior to June 30, 2011. The weighted average remaining term of the stock options in the table above was 2.1 years as of June 30, 2011.
       Cash received from the exercise of stock options during the six months ended June 30, 2011 and 2010 was $0 and $17,000, respectively. The total intrinsic value of stock options exercised was $0 and $10,500, respectively, for the six months ended June 30, 2011 and 2010.
       At June 30, 2011, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first six months of 2011 the registrant did not award any shares of restricted stock to employees of the Bank. Compensation expense associated with restricted share awards is recognized over the time period that the restrictions associated with the awards lapse. During the six months ended June 30, 2011, the registrant recognized $67,375 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the six months ended June 30, 2011 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2011	5,700	$55.00
Granted	-	55.00
Vested	(800)	55.00
Forfeited	-	-

Nonvested at June 30, 2011	4,900	$55.00
	===========	=============

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At June 30, 2011, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       As of June 30, 2011, there was $182,302 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $44,000 for each period.

Note 3

Recent Accounting Pronouncements:
       In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor's ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted.  The adoption of this guidance did not have a material impact upon the Corporation's financial statements.
       In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income." The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period and annual period beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact upon the Corporation's financial statements.
       In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during interim and annual periods beginning after December 15, 2011. The Corporation is currently evaluating the impact this new ASU will have on its financial statements.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2011 and December 31, 2010 were as follows:

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
U.S. treasury securities	$100,429	$55	$-	$100,484
U.S. government sponsored entities	109,604,985	799,918	93,216	110,311,687
Obligations of states and
political subdivisions	39,591,168	1,051,238	80,794	40,561,612
Mortgage-backed securities-residential	50,340,094	685,030	54,977	50,970,147
Total	199,636,676	2,536,241	228,987	201,943,930
	============	============	============	===========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. treasury securities	$100,302	$366	$-	$100,668
U.S. government sponsored entities	105,559,892	394,738	1,299,026	104,655,604
Obligations of states and
political subdivisions	42,270,477	815,757	527,179	42,559,055
Mortgage-backed securities-residential	43,712,835	481,610	359,248	43,835,197
Total debt securities	191,643,506	1,692,471	2,185,453	191,150,524
Equity Securities	27,200	17,600	-	44,800
Total	$191,670,706	$1,710,071	$2,185,453	$191,195,324
	============	============	============	===========

       The amortized cost and fair value of debt securities at June 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,931,341	$12,047,587
Due after one year through five years	107,775,563	109,121,356
Due after five years through ten years	28,620,656	28,835,007
Due after ten years	969,022	969,833
Mortgage-backed-residential	50,340,094	50,970,147
TOTAL	$199,636,676	$201,943,930
	============	============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$16,200,426	$93,216	$-	$-	$16,200,426	$93,216
Obligations of states and
political subdivisions	4,940,098	80,794	-	-	4,940,098	80,794
Mortgage-backed securities
- residential	6,685,575	54,977	-	-	6,685,575	54,977
Total temporarily impaired
securities	$27,826,099	$228,987	$-	$-	$27,826,099	$228,987
	==========	========	==========	========	==========	========

December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$62,919,080	$1,299,026	$-	$-	$62,919,080	$1,299,026
Obligations of states and
political subdivisions	11,676,609	527,179	-	-	11,676,609	527,179
Mortgage-backed securities
- residential	27,736,295	359,248	-	-	27,736,295	359,248
Total temporarily impaired
securities	$102,331,984	$2,185,453	$-	$-	$102,331,984	$2,185,453
	==========	========	==========	========	==========	========

       Proceeds from sales of securities available for sale were $424,375 and $211,991 for the three months ended June 30, 2011 and 2010, respectively, and $4,317,710 and $5,533,056 for the six months ended June 30, 2011 and 2010, respectively. Gross gains of $115,801 and $77,464 and gross losses of $0 and $30,788 were realized on these sales for the first six months of 2011 and 2010, respectively.

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
       As of June 30, 2011, the registrant's security portfolio consisted of 323 securities, 39 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government-sponsored entities as well as obligations of states and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at June 30, 2011.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at June 30, 2011 and December 31, 2010 were as follows:

		June 30,	December 31,
		2011	2010
	Construction and land development	$30,309,270	$31,742,216
	Commercial and industrial	29,835,041	34,561,396
	Agricultural	5,092,474	5,098,655
	Real estate loans secured by:
	Farmland	35,641,997	34,227,577
	Residential property	87,321,242	86,233,700
	Nonresidential, nonfarm	127,681,997	122,548,942
	Consumer	27,198,054	22,678,901
	Other loans	7,171,376	7,007,316
	Subtotal	350,251,451	344,098,703
Less:	Net deferred loan fees	(203,154)	(228,980)
	Allowance for loan losses	(8,334,133)	(7,996,961)
	Loans, net	$341,714,164	$335,872,762
		============	============

       The loan balances in the following tables related to credit quality do not include approximately $2,126,000 in accrued interest receivable and approximately $203,000 in deferred loan fees at June 30, 2011 and approximately $2,225,000 in accrued interest receivable and approximately $229,000 in deferred loan fees at December 31, 2010.
       The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2011 and loans by portfolio segment and based on impairment method as of June 30, 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance - April 1, 2011	759,593	4,070,538	1,329,386	1,490,349	435,477	83,375	$8,168,718
Provision for loan losses	(15,226)	160,450	(42,453)	206,706	70,931	19,592	400,000
Loans charged-off	(64,437)	(68,826)	(26,372)	(90,437)	(81,203)	(15,000)	(346,275)
Recoveries	3,085	5,247	58,774	25,280	18,218	1,086	111,690
Ending balance	683,015	4,167,409	1,319,335	1,631,898	443,423	89,053	8,334,133
	=========	==========	=========	=========	=========	=========	==========
Ending balance: individually evaluated
for impairment	$2,726	$209,882	$113,728	$194,869	$-	$-	$521,205
	=========	==========	=========	=========	=========	=========	==========
Ending balance: collectively evaluated
for impairment	$680,289	$3,957,527	$1,205,607	$1,437,029	$443,423	$89,053	$7,812,928
	=========	==========	=========	=========	=========	=========	==========
Loans:
Loans individually evaluated for impairment	$57,564	$6,025,142	$3,138,672	$3,250,521	$-	$-	$12,471,899
Loans collectively evaluated for impairment	29,777,477	157,298,852	27,170,598	83,158,721	$27,198,054	12,263,850	336,867,552
Total ending loans balance	$29,835,041	$163,323,994	$30,309,270	$86,409,242	$27,198,054	$12,263,850	$349,339,451
	=========	==========	=========	=========	=========	=========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2011 and loans by portfolio segment and based on impairment method as of June 30, 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance - January 1, 2011	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(143,666)	518,178	(72,991)	626,978	201,444	20,057	1,150,000
Loans charged-off	(212,365)	(108,985)	(141,418)	(316,499)	(169,258)	(15,000)	(963,525)
Recoveries	3,535	11,170	58,774	47,039	27,593	2,586	150,697
Ending balance	683,015	4,167,409	1,319,335	1,631,898	443,423	89,053	8,334,133
	=========	==========	=========	=========	=========	=========	==========

Ending balance: individually evaluated
for impairment	$2,726	$209,882	$113,728	$194,869	$-	$-	$521,205
	=========	==========	=========	=========	=========	=========	==========
Ending balance: collectively evaluated
for impairment	$680,289	$3,957,527	$1,205,607	$1,437,029	$443,423	$89,053	$7,812,928
	=========	==========	=========	=========	=========	=========	==========
Loans:
Loans individually evaluated for impairment	$57,564	$6,025,142	$3,138,672	$3,250,521	$-	$-	$12,471,899
Loans collectively evaluated for impairment	29,777,477	157,298,852	27,170,598	83,158,721	$27,198,054	12,263,850	336,867,552
Total ending loans balance	$29,835,041	$163,323,994	$30,309,270	$86,409,242	$27,198,054	$12,263,850	$349,339,451
	=========	==========	=========	=========	=========	=========	==========

       Activity in the allowance for loan losses for the three months and six months ended June 30, 2010 was as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Beginning balance	$7,435,329	$7,085,316
Provision for loan losses	1,050,000	2,550,000
Loans charged-off	(584,563)	(1,759,841)
Recoveries	29,661	54,952
Ending balance	$7,930,427	$7,930,427
	================	================

       The following table presents the balances in the allowance for loan losses and loans by portfolio segment and based on impairment method as of December 31, 2010:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$166,590	$108,252	$125,124	$-	$-	$399,966
Collectively evaluated for impairment	1,035,511	3,580,456	1,366,718	1,149,256	383,644	81,410	7,596,995
Total ending allowance balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
	=========	==========	=========	=========	========	========	=========
Loans:
Loans individually evaluated for impairment	$68,442	$5,873,675	$3,272,054	$3,317,219	$-	$-	$12,531,390
Loans collectively evaluated for impairment	34,492,954	150,902,844	28,470,162	81,605,516	22,678,901	12,105,971	330,256,348
Total ending loans balance	$34,561,396	$156,776,519	$31,742,216	$84,922,735	$22,678,901	$12,105,971	$342,787,738
	=========	==========	=========	=========	========	========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Average individually impaired loans and interest income recognized on these loans for the three months ended June 30, 2011 and June 30, 2010 were as follows:

For the Three Months Ended June 30, 2011
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Commercial	$60,244	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	6,040,674	64,884	14,182
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,269,818	51,461	51,461
Multi-family	-	-	-
Construction and land development	3,175,476	-	-
Consumer	-	-	-
Other	-	-	-
	$12,546,212	$119,206	$68,504
	===========	===========	===========

For the Three Months Ended June 30, 2010
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Total loans	$15,981,713	$192,384	$60,784
	===========	===========	===========

       Average individually impaired loans and interest income recognized on these loans for the six months ended June 30, 2011 and June 30, 2010 were as follows:

For the Six Months Ended June 30, 2011
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Commercial	$62,370	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	6,051,578	115,177	14,182
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,283,128	103,589	103,589
Multi-family	-	-	-
Construction and land development	3,199,799	-	-
Consumer	-	-	-
Other	-	-	-
	$12,596,875	$221,627	$120,632
	===========	===========	===========

For the Six Months Ended June 30, 2010
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Total loans	$16,179,524	$340,296	$79,115
	===========	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents loans individually evaluated for impairment by class of loans as June 30, 2011 and December 31, 2010:

June 30, 2011
	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial and agricultural real estate:
Commercial real estate	$4,612,341	$4,613,090	$-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	678,164	678,164
Multi-family	-	-	-
Construction and land development	1,861,553	1,861,553
With an allowance recorded:
Commercial	57,564	57,564	2,726
Commercial and agricultural real estate:
Commercial real estate	1,412,052	1,412,052	209,882
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,572,357	2,572,357	194,869
Multi-family	-	-	-
Construction and land development	1,277,119	1,277,119	113,728
	$12,471,150	$12,471,899	$521,205
	==========	==========	==========

December 31, 2010
	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$68,442	$68,442	$-
Commercial and agricultural real estate:
Commercial real estate	5,230,181	5,230,181	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,997,634	2,997,634
Multi-family	-	-	-
Construction and land development	1,861,553	1,861,553
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate:
Commercial real estate	643,494	643,494	166,590
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	319,585	319,585	125,124
Multi-family	-	-	-
Construction and land development	1,410,242	1,410,501	108,252
	$12,531,131	$12,531,390	$399,966
	==========	==========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.
       The following table presents nonaccrual and loans past due 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010.

June 30, 2011
		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Commercial	$71,567	$-
Commercial and agricultural real estate:
Commercial real estate	3,535,798	-
Agricultural real estate	326,373	-
Residential real estate:
Home equity line of credit	-	-
1-4 family closed-end first lien	4,111,205	-
1-4 family closed-end junior lien	354,728	-
Multi-family	-	-
Construction and land development	3,302,728	-
Consumer	215,150	-
Other	51,198	-
	$11,968,747	$-
	===========	===========

December 31, 2010
		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Commercial	$218,262	$-
Commercial and agricultural real estate:
Commercial real estate	3,096,537	-
Agricultural real estate	125,710	-
Residential real estate:
Home equity line of credit	-	-
1-4 family closed-end first lien	4,781,841	-
1-4 family closed-end junior lien	469,085	-
Multi-family	-	-
Construction and land development	4,278,154	-
Consumer	233,827	-
Other	49,146	-
	$13,252,562	$-
	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the aging of past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

June 30, 2011
		90 days
	30-89 days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$260,573	$14,003	$274,576	$29,560,465	$29,835,041
Commercial and agricultural real estate:
Commercial real estate	509,249	2,123,745	2,632,994	125,049,003	$127,681,997
Agricultural real estate	299,884	119,030	418,914	35,223,083	$35,641,997
Residential real estate:
Home equity line of credit	56,790	-	56,790	18,295,198	$18,351,988
1-4 family closed-end first lien	775,920	716,378	1,492,298	63,463,691	$64,955,989
1-4 family closed-end junior lien	169,308	185,421	354,729	2,619,610	$2,974,339
Multi-family	-	-	-	1,038,926	$1,038,926
Construction and land development	-	3,141,218	3,141,218	27,168,052	$30,309,270
Consumer	233,251	179,104	412,355	26,785,699	$27,198,054
Other	5,569	49,146	54,715	12,209,135	$12,263,850
	$2,310,544	$6,528,045	$8,838,589	$341,412,862	$350,251,451
	=========	=========	=========	==========	==========

December 31, 2010
		90 days
	30-89 days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$346,719	$85,117	$431,836	$34,129,560	$34,561,396
Commercial and agricultural real estate:
Commercial real estate	560,969	1,985,389	2,546,358	120,002,584	$122,548,942
Agricultural real estate	114,519	125,710	240,229	33,987,348	$34,227,577
Residential real estate:
Home equity line of credit	114,848	-	114,848	18,736,091	$18,850,939
1-4 family closed-end first lien	3,084,041	1,663,835	4,747,876	58,314,446	$63,062,322
1-4 family closed-end junior lien	189,356	60,995	250,351	2,925,110	$3,175,461
Multi-family	-	-	-	1,144,978	$1,144,978
Construction and land development	473,735	1,558,551	2,032,286	29,709,930	$31,742,216
Consumer	714,702	172,033	886,735	21,792,166	$22,678,901
Other	29,839	33,506	63,345	12,042,626	$12,105,971
	$5,628,728	$5,685,136	$11,313,864	$332,784,839	$344,098,703
	=========	=========	=========	==========	==========

       All loans 90 days or more past due in the above table are on nonaccrual. In addition the above table includes nonaccrual loans of $5,040,117 and $4,648,327 in the loans not past due category and $400,585 and $2,919,099 in the 30-89 days past due category of June 30, 2011 and December 31, 2010, respectively.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Troubled Debt Restructurings

       A loan is classified as a troubled debt restructuring ("TDR") when a concession is granted to the borrower that the Bank would not otherwise have considered due to a borrower's financial difficulties. Most of the Bank's TDRs involve a restructuring of loan terms to reduce the payment amount to require only interest for a period prior to maturity. The following table presents detail of the Bank's TDRs at June 30, 2011 and December 31, 2010:

June 30, 2011
	TDRs on	TDRs on
	Nonaccrual	Accrual
	Status	Status	Total TDRs
Commercial	$57,564	$-	$57,564
Commercial and agricultural real estate:
Commercial real estate	791,258	2,726,084	3,517,342
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end first lien	2,252,772	-	2,252,772
1-4 family closed-end junior lien	-	-	-
Multi-family	-	-	-
	$3,101,594	$2,726,084	$5,827,678
	=============	=============	============

December 31, 2010
	TDRs on	TDRs on
	Nonaccrual	Accrual
	Status	Status	Total TDRs
Commercial real estate	$-	$2,741,541	$2,741,541
	=============	=============	============

       The Company allocated $189,468 in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011. There were no specific reserves allocated to loans that were classified as troubled debt restructurings at December 31, 2010. The Company has not committed to lend any funds to customers whose loans are classified as a troubled debt restructuring as of June 30, 2011 and December 31, 2010.

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor of the collateral pledged, if any. Loans so classified have a well-

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued

defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

       Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically loans held for sale and overdrafts. An analysis of loans by risk category is performed quarterly. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed as of each date, the risk category of loans by class of loans is as follows:

June 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$29,188,400	$128,907	$517,734	$-	$-
Commercial and agricultural real estate:
Commercial real estate	116,359,098	3,294,813	8,028,086	-	-
Agricultural real estate	34,923,305	60,992	657,700	-	-
Residential real estate:
Home equity line of credit	18,034,432	-	317,556	-	-
1-4 family closed-end first lien	58,413,241	1,070,298	4,196,585	363,865	912,000
1-4 family closed-end junior lien	2,327,110	35,545	611,684	-	-
Multi-family	1,038,926	-	-	-	-
Construction and land development	22,713,724	3,906,824	3,688,722	-
Consumer	26,587,162	152,712	458,180	-	-
Other	11,842,361	20,611	51,549	-	349,329
Total	$321,427,759	$8,670,702	$18,527,796	$363,865	$1,261,329
	==========	=========	=========	=========	=========

December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$33,353,758	$111,401	$1,096,237	$-	$-
Commercial and agricultural real estate:
Commercial real estate	108,460,368	3,507,932	10,580,642	-	-
Agricultural real estate	33,534,967	174,269	518,341	-	-
Residential real estate:
Home equity line of credit	18,643,055	28,069	179,815	-	-
1-4 family closed-end first lien	55,231,087	1,031,548	5,169,137	319,585	1,310,965
1-4 family closed-end junior lien	2,434,095	8,343	733,023	-	-
Multi-family	1,144,978	-	-	-	-
Construction and land development	22,407,749	3,907,654	5,426,813	-
Consumer	21,824,500	294,091	560,310	-	-
Other	11,449,573	1,337	59,911	-	595,150
Total	$308,484,130	$9,064,644	$24,324,229	$319,585	$1,906,115
	==========	=========	=========	=========	=========

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2011 using			December 31, 2010 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$100,484	$-	$100,484	$100,668	$-	$100,668
Obligations of U.S. Government
Sponsored Agencies	110,311,687	-	110,311,687	104,655,604	-	104,655,604
Obligations of States and
Political Subdivisions	40,561,612	-	40,561,612	42,559,055	-	42,559,055
Mortgage-backed securities
- residential	50,970,147	-	50,970,147	43,835,197	-	43,835,197
Equity securities	-	-	-	44,800	44,800
Total	$201,943,930	$-	$201,943,930	$191,195,324	$44,800	$191,150,524
	============	============	============	============	===========	===========

Assets Measured on a Non-Recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2011 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$1,533,607		$1,533,607
Agricultural real estate	-		-
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	169,308		169,308
Multi-family	-		-
Construction & land development	1,861,553		1,861,553
Total impaired loans	$3,564,468		$3,564,468
	============		===========

Other real estate owned
Residential real estate:
Home equity line of credit	$-		$-
1-4 family closed-end	117,500		117,500
Multi-family	576,690		576,690
Construction & land development	4,443,850		4,443,850
Total other real estate owned	$5,138,040		$5,138,040
	============		===========

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

       There were $3,564,468 in impaired loans measured for impairment using the fair value of the collateral at June 30, 2011, resulting in an additional provision for loan losses of $0 and $28,200 for the three and six months ended June 30, 2011, respectively. There were $2,092,252 in impaired loans measured for impairment using the fair value of the collateral at June 30, 2010, resulting in additional provision for loan losses of $26,675 for the three and six months ended June 30, 2010.
       Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $10,269,157 as of June 30, 2011. Included in this amount were properties that were written down to fair value totaling $5,138,040, resulting in additional foreclosed asset expense $16,450 and $17,155 in the three and six months ended June 30, 2011, respectively. Other real estate owned had a net carrying amount of $14,183,337 at June 30, 2010. Included in this amount were properties that were written down to fair value totaling $1,057,500 that did not result in additional foreclosed asset expense in the three and six months ended June 30, 2010.
       Carrying amount and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were as follows:
	June 30, 2011		December 31, 2010
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$29,135	$29,135	$17,584	$17,584
Securities	201,944	201,944	191,195	191,195
Loans, net	341,714	339,627	335,873	333,421
Accrued interest receivable	3,190	3,190	3,316	3,316

Financial liabilities:
Deposits	553,044	554,626	533,324	535,620
Securities sold under repurchase agreements	2,105	2,105	1,803	1,803
Other borrowed funds	7,433	7,861	7,545	7,967
Accrued interest payable	952	952	1,321	1,321

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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

Note 7

       The factors used in the earnings per share computation follow:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income	$1,601,442	$1,064,401	$2,969,658	$1,651,884
Less: Distributed earnings allocated to participating securities	(612)	(612)	(1,225)	(1,225)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(1,888)	(1,056)	(3,414)	(1,365)

Net earnings allocated to common stock	$1,598,942	$1,062,733	$2,965,019	$1,649,294
	==========	==========	==========	=========

Weighted common shares outstanding
including participating securities	1,568,255	1,563,135	1,567,570	1,562,343
Less: Participating securities	(2,450)	(2,450)	(2,450)	(2,450)
Weighted average shares	1,565,805	1,560,685	1,565,120	1,559,893
	==========	==========	==========	=========

Basic earnings per share	$1.02	$0.68	$1.89	$1.06
	==========	==========	==========	=========

Net earnings allocated to common stock	$1,598,942	$1,062,733	$2,965,019	$1,649,294
	==========	==========	==========	=========

Weighted average shares	1,565,805	1,560,685	1,565,120	1,559,893
Add: dilutive effects of assumed exercises of stock options	109	1,175	148	1,199

Average shares and dilutive potential common shares	1,565,914	1,561,860	1,565,268	1,561,092
	==========	==========	==========	=========

Dilutive earnings per share	$1.02	$0.68	$1.89	$1.06
	==========	==========	==========	=========

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

OVERVIEW

       Total assets of the registrant grew $23.5 million, or 3.9 percent, in the first six months of 2011. This growth in assets was primarily funded by an approximately $19.7 million, or 3.7 percent, increase in deposits. Loans net of unearned income increased $6.6 million in the first six months of 2011 as loan demand improved slightly from previous quarters but remained at weak levels. The growth in deposits contributed to an increase in investment securities of approximately $10.7 million and an increase in cash and due from banks of $8.4 million in the first six months of 2011.
       Net income increased $537,041 to $1,601,442, or $1.02 per diluted share, in the second quarter of 2011 as compared to $1,064,401, or $0.68 per diluted share, during the same period of 2010. The increase in net income in the second quarter of 2011 as compared to the same period of 2010 was primarily due to decreased provision for loan losses and increased net interest income in the second quarter of 2011. Provision for loan losses totaled $400,000 in the second quarter of 2011, a decrease of $650,000 as compared to the provision for loan losses in the second quarter of 2010. Weak economic conditions continue to stress some loans, leading to a continued elevated, though declining provision for loan losses in the second quarter of 2011. Provision for loans losses is expected to remain at elevated levels throughout the remainder of 2011. Net interest income increased $391,891, or 7.0 percent, to $5,982,541 in the second quarter of 2011 as compared to the same period of 2010. The increase in net interest income was primarily due to an increase in the net interest margin to 4.30 percent in the second quarter of 2011 from 4.15 percent in the second quarter of 2010.
       Net income increased $1,317,774 to $2,969,658, or $1.89 per diluted share, in the first six months of 2011 as compared to $1,651,884, or $1.06 per diluted share, during the same period of 2010. The increase in net income in the first six months of 2011 as compared to the same period of 2010 was primarily due to decreased provision for loan losses and increased net interest income second in the quarter of 2011. Provision for loan losses totaled $1,150,000 in the first six months of 2011, a decrease of $1,400,000 as compared to the provision for loan losses in the first six months of 2010. Net interest income increased $743,850, or 6.9 percent, to $11,569,024 in the first six months of 2011 as compared to $10,825,174 in the same period of 2010. The increase in net interest income was primarily due to an increase in the net interest margin to 4.22 percent for the first six months of 2011 from 4.07 percent for the first six months of 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Net charged-off loans totaled approximately $813,000 in the first six months of 2011, resulting in an annualized charge-off ratio of 0.47 percent as compared to net charge-offs of approximately $1,705,000 in the first six months of 2010, resulting in an annualized charge-off ratio of 0.97 percent. Nonaccrual loans decreased to approximately $11,969,000 at June 30, 2011 as compared to approximately $13,253,000 at December 31, 2010. Other real estate owned also declined to approximately $10,269,000 at June 30, 2011 as compared to approximately $12,704,000 at December 31, 2010. Concerted efforts are being made to dispose of the other real estate owned while striving to ensure that fair market value is received and that excessive discounts are not taken. Expenses related to these foreclosed assets increased approximately $212,000 in the first six months of 2011 as compared to the same period of 2010. The registrant expects total non-performing assets will continue at elevated levels, as well as expenses related to foreclosed assets, through the remainder of 2011.

Results of Operations

       Net income of the registrant was $2,969,658 for the first six months of 2011. This amounted to an increase of $1,317,774, or 79.8 percent, compared to the first six months of 2010.  For the three-month period ended June 30, 2011, net income was $1,601,442, an increase of $537,041, or 50.5 percent, as compared to the three months ended June 30, 2010.
       Net interest income increased $391,891, or 7.0 percent, to $5,982,541 during the second quarter of 2011 as compared to $5,590,650 for the second quarter of 2010.  Total interest income decreased $215,527, or 2.9 percent, to $7,329,055 for the second quarter of 2011 as compared to $7,544,582 for the same period in 2010. The decrease in total interest income was primarily due to a decrease in average loans outstanding and a decrease in the yields earned on the registrant's investment securities in the second quarter of 2011 as compared to the same period of 2010. Interest and fees on loans decreased $239,124 in the second quarter of 2011 as compared to the same period of 2010 primarily as a result of a decrease in average loans outstanding of approximately $11.7 million in the second quarter of 2011 as compared to the same period of 2010. Interest income on securities increased $24,387 in the second quarter of 2011 as compared to the second quarter of 2010 primarily as a result of an increase in average investment securities held of approximately $32.1 million in the second quarter of 2011 as compared to the same period of 2010. The overall increase in interest income on securities was limited in the second quarter of 2011 as compared to the same period of 2010 as yields earned on securities declined in the second quarter of 2011.
       The increase in net interest income in the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to a decrease in total interest expense of $607,418, or 31.1 percent, to $1,346,514 for the second quarter of 2011 as compared to $1,953,932 for the same period in 2010. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the second quarter of 2011 as compared to the second quarter of 2010. The interest expense on time deposits decreased $593,211 in the second quarter of 2011 as compared to the same period of 2010 as the average interest rate paid on time deposits fell to 1.62 percent in the second quarter of 2011 as compared to 2.24 percent in the second quarter of 2010. The average balances held in time deposits also decreased $29.0 million in the second quarter of 2011 as compared to the same period of 2010 as the registrant lowered interest rates paid on time deposits, shrinking these higher interest-bearing deposits to more effectively use these funds in the lower-yielding investment portfolio due to continuing weakness in loan demand. The interest expense on NOW accounts decreased $24,364 in the second quarter of 2011 as compared to the same period of 2010 even as the average balances held increased $16.1 million as the average interest rate paid fell to 0.22 percent in the second quarter of 2011 as compared to 0.37 percent for the same period of 2010. The interest expense on savings and money market accounts increased $12,402 in the second quarter of 2011 as compared to the same period of 2010 as the average balances held increased $14.9 million and

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

the average interest rate paid fell to 0.42 percent in the second quarter of 2011 from 0.44 percent in the second quarter of 2010.
       Net interest income of the registrant for the six-month period ended June 30, 2011 increased by $743,850, or 6.9 percent, to $11,569,024 as compared to $10,825,174 for the six months ended June 30, 2010. Total interest income decreased $488,926, or 3.3 percent, for the first six months of 2011 as compared to the same period in 2010. This decrease was primarily the result of a $465,681 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily the result of a decrease in average loans outstanding of approximately $17.8 million that was partially offset by a slight increase in yields earned on loans in the first six months of 2011 as compared to the same period of 2010. Interest on investment securities also decreased by $18,037 in the first six months of 2011 as compared to the same period of 2010, primarily as a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $34.3 million in the first six months of 2011 as compared to same period of 2010.
       The increase in net interest income in the first six months of 2011 as compared to the same period in 2010 was primarily due to a decrease in total interest expense of $1,232,776, or 30.5 percent, to $2,815,549 for the first six months of 2011 as compared to $4,048,325 for the same period in 2010. The decrease in total interest expense was primarily caused by a $1,139,280 decrease in interest expense on time deposits for the six months ended June 30, 2011 as compared to the same period in 2010. The decrease in interest expense on time deposits was primarily due to lower interest rates paid in the first six months of 2011 as well as a decrease in the average balance of time deposits of $28.1 million as compared to the same period of 2010. The average interest rate paid on time deposits decreased to 1.70 percent in the first six months of 2011 as compared to 2.29 percent in the first six months of 2010. The interest expense on NOW accounts decreased $73,006 in the first six months of 2011 as the average balances held increased $15.3 million and the average interest rate paid fell to 0.22 percent from 0.43 percent in the first six months of 2011 as compared to the same period of 2011. The interest expense on savings and money market accounts decreased $16,027 in the first six months of 2011 as the average balances held increased $13.8 million and the average interest rate paid fell to 0.44 percent from 0.56 percent in the first six months of 2011 as compared to the same period of 2010.
       The registrant's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the registrant's growth, while fees for origination of mortgage loans will often reflect home mortgage market conditions and fluctuate more widely from period to period.
       Total non-interest income decreased $33,693, or 2.8 percent, to $1,158,949 for the three-month period ended June 30, 2011 as compared to $1,192,642 for the three-month period ended June 30, 2010. Much of the decrease in non-interest income was due to a $79,358 decrease in other income in the second quarter of 2011 as compared to the same period of 2010. This decrease in other income was primarily due to a $78,287 decrease in rental income from other real estate owned by the Bank in the second quarter of 2011 as compared to the same period of 2010 as a large portion of the other real estate owned on which rental income was received was sold in the first quarter of 2011. This decrease was partially offset by a $48,509 increase in other service charges and fees in the second quarter of 2011 as compared to the same period of 2010. The increase in other service charges and fees was primarily due to increased debit card interchange fees in the second quarter of 2011. Other categories of non-interest income showed only minor differences between the second quarter of 2011 and the second quarter of 2010.
       Total non-interest income increased $218,785, or 9.1 percent, to $2,618,603 for the six-month period ended June 30, 2011 as compared to $2,399,818 for the same period ended June 30, 2010. The increase in non-interest income was primarily due to a $139,375 increase in other income, a $97,998 increase in other service charges and fees, a $69,125 increase in security gains and a $29,188 increase in service charges on deposit accounts in the first six months of 2011 as compared to the same period of 2010. The increase in other income was primarily due to a $274,976 gain on the sale of certain real estate held by the registrant

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

that was partially offset by a $122,899 decrease in rental income from other real estate owned by the Bank in the first six months of 2011 as compared to the same period of 2010 as a large portion of the other real estate owned on which rental income was received was sold in the first quarter of 2011. The increase in other service charges and fees was primarily due to increased debit card interchange fees in the first six months of 2011 as compared to the same period of 2010. These increases were partially offset by a decrease of $80,792 in mortgage banking income as mortgage refinancing activity slowed, particularly in the first three months of 2011 and decreases of $22,330 in income on company-owned life insurance and $13,779 in commissions and fees in the first six months of 2011 as compared to the same period of 2010.
       Total non-interest expenses increased $96,499, or 2.2 percent, to $4,408,104 in the second quarter of 2011 as compared to $4,311,605 for the same period of 2010. This increase in non-interest expenses was primarily due to a $170,782 increase in foreclosed asset expense and a $117,008 increase in salaries and employee benefits in the second quarter of 2011 as compared to the same period of 2010. Decreases of $97,633 in FDIC insurance expense and $39,200 in impairment of available for sale equity securities and other equity investments in the second quarter of 2011 as compared to the same period of 2010 partially offset these increases. Other small decreases were seen in other operating expenses, advertising and public relations, occupancy expenses and furniture and equipment expenses in the second quarter of 2011 as compared to the same period of 2010.
       Total non-interest expenses increased $160,739, or 1.9 percent, to $8,769,690 in the first six months of 2011 as compared to $8,608,951 for the same period of 2010. This increase in non-interest expenses was primarily due to a $212,007 increase in foreclosed asset expense and a $107,284 increase in salaries and employee benefits in the first six months of 2011 as compared to the same period of 2010. Occupancy expenses also showed a small increase of $27,426 in the first six months of 2011 as compared to the same period of 2010. Decreases of $96,946 in FDIC insurance expense, $40,981 in other operating expenses and $39,200 in impairment of available for sale equity securities and other equity investments in the first six months of 2011 as compared to the same period of 2010 partially offset these increases. Other small decreases were seen in advertising and public relations and furniture and equipment expenses in the first six months of 2011 as compared to the same period of 2010.
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
       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in FDIC insurance expense for 2009. Prepaid FDIC insurance had a balance of $1.98 million at June 30, 2011 as a $126,000 reduction was made for applicable FDIC insurance premiums in the second quarter of 2011.
       The provision for loan losses for the three months ended June 30, 2011, decreased $650,000 to $400,000 from $1,050,000 over the same period of 2010. The provision for loan losses for the six months ended June 30, 2011, decreased $1,400,000 to $1,150,000 from $2,550,000 over the same period of 2010. Although the provision for loan losses in the three and six months ended June 30, 2011 declined significantly from the amount in the same periods of 2010, the size of the provision of loan losses continued to reflect the effects of continued weakness in local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio. The provision for loan losses is likely to continue at elevated levels for the remainder of 2011 due to continuing weak economic conditions that are forecasted through the end of the year. If economic conditions or the real estate market deteriorates beyond

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended June 30, 2011, income before taxes increased $911,699, or 64.1 percent, to $2,333,386 as compared to $1,421,687 for the three months ended June 30, 2010.  Applicable income taxes increased $374,658 for the three-month period ended June 30, 2011 as compared to the same period in 2010. The effective tax rate for the three months ended June 30, 2011 was 31.4 percent as compared to 25.1 percent for the same period of 2010.
       For the six-month period ended June 30, 2011, income before taxes increased $2,201,896, or 106.6 percent, to $4,267,937 as compared to $2,066,041 for the six-month period ended June 30, 2010. Applicable income taxes increased $884,122 for the six months ended June 30, 2011 as compared to the same period of 2010. The effective tax rate for the six months ended June 30, 2011 was 30.4 percent as compared to 20.0 percent for the same period of 2010.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the six months ended June 30, 2011 (annualized) and for the year ended December 31, 2010.

	For the six months ended	For year ended
	June 30, 2011 (annualized)	December 31, 2010
Return on assets	0.97%	0.66%
Return on equity	11.06%	7.80%

Financial Condition

       The registrant's total assets increased 3.9 percent to $624,628,320 during the six months ended June 30, 2011, from $601,140,219 at December 31, 2010. Total loans, net of unearned income were $349,136,297 at June 30, 2011, a 1.9 percent increase compared to $342,558,758 at December 31, 2010. Securities available-for-sale increased to $201,943,930 at June 30, 2011 from $191,195,324 at December 31, 2010.  At June 30, 2011, there was an unrealized gain on available-for-sale securities, net of tax, of $1,423,828, as compared to an unrealized loss on available-for-sale securities, net of tax, of $293,218 at December 31, 2010.
       Total liabilities increased by 3.5 percent to $567,933,355 at June 30, 2011, compared to $548,475,756 at December 31, 2010. This increase was primarily due to increases of $9,973,792, or 2.2 percent, in interest bearing deposits and $9,746,316, or 12.8 percent, in non-interest bearing deposits at June 30, 2011 as compared to December 31, 2010.
       Non-performing assets decreased to $22,237,904 at June 30, 2011 as compared to $25,956,141 at December 31, 2010.  The decrease in non-performing assets at June 30, 2011 as compared to December 31, 2010, was primarily due to decreases in other real estate owned. Non-performing assets at June 30, 2011 included $10,269,157 in other real estate owned, $11,968,747 in non-accrual loans, and no loans past due 90 days or more as to interest or principal payment and accruing interest. There were $5,827,678 in restructured loans at June 30, 2011. Other real estate owned remained at elevated levels during the first six

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

months of 2011 as loan customers defaulted and the Bank foreclosed on properties securing these loans, primarily consisting of construction and development, one-to-four family real estate properties, agricultural real estate and commercial real estate. The balance of non-accrual loans at June 30, 2011 consisted primarily of one-to-four family real estate loans, construction and land development loans, and commercial real estate loans. At December 31, 2010, the corresponding amounts of non-performing assets were $12,703,579 in other real estate owned, $13,252,562 in non-accrual loans and no loans past due 90 days or more and accruing interest. There were $2,741,541 in restructured loans at December 31, 2010. The Company allocated $189,468 in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011. There were no specific reserves allocated to loans that were classified as troubled debt restructurings at December 31, 2010. The allowance for loan losses was 69.6% of the balance of nonaccrual loans at June 30, 2011 as compared to 60.3% at December 31, 2010.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2011 if the above nonaccrual loans had been current in accordance with their original terms was approximately $663,000.
      Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of June 30, 2011, there were approximately $7,355,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $14,558,000 in loans that were classified as "substandard" and accruing interest as of June 30, 2010 and $12,003,000 of such loans at December 31, 2010.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (36 percent of total loans) and 1-4 family residential loans (25 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (36 percent of total risk-based capital), loans secured by subdivision land (35 percent of total risk-based capital), loans to gasoline stations with convenience stores (26 percent of total risk-based capital), loans to religious organizations (26 percent of risk-based capital) and loans secured by hotel and motel properties (25 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the six months ended June 30, 2011, the registrant had net loan charge-offs of approximately $813,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.47

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

percent (annualized). This compares to net charge-offs of approximately $1,705,000 for the six months ended June 30, 2010 for a net charge-off ratio of 0.97 percent (annualized). Net loan charge-offs and provision expense for loan losses for the remainder of 2011 are likely to continue at elevated levels due to continuing weak economic conditions.
       The total allowance for loan losses increased to $8,334,133 as of June 30, 2011 from $7,996,961 as of December 31, 2010. The ratio of the allowance for loan losses to loans net of unearned income was 2.39 percent at June 30, 2011 as compared to 2.33 percent at December 31, 2010. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $11,547,977 from December 31, 2010 to June 30, 2011.
      Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $12,048,000 at June 30, 2011, representing 6.0 percent of the registrant's investment portfolio as compared to $7,386,000, or 4.4 percent, one year earlier and $8,979,000, or 4.7 percent, at December 31, 2010. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At June 30, 2011, the registrant had approximately $139,676,000 in loans maturing within one year. The registrant had $4,840,000 in federal funds sold at June 30, 2011, compared to $1,690,000 as of December 31, 2010. The registrant also had approximately $23,751,000 in cash and due from banks at June 30, 2011 as compared to approximately $15,353,000 at December 31, 2010.
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

	Amount at
	June 30, 2011	December 31, 2010
Commitments to extend credit	$44,806,894	$56,723,565
Standby letters of credit	2,218,097	2,586,386
Mortgage loans sold with repurchase
requirements outstanding	6,017,991	9,348,103

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2011, the registrant had total borrowings of $7,432,743 and had approximately $18,054,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At June 30, 2011, the registrant had no federal funds purchased and had $20,000,000 in additional federal funds lines available from correspondent banks.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Management believes, as of June 30, 2011 and December 31, 2010, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of June 30, 2011 and December 31, 2010.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of June 30, 2011
Total Capital to risk weighted assets
FPNC	$60,559	14.42%	$33,600	>	8.00%	42,001	>	10.00
FNB	60,080	14.31	33,591	>	8.00	41,989	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	55,271	13.16	16,800	>	4.00	25,200	>	6.00
FNB	54,792	13.05	16,795	>	4.00	25,193	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	55,271	8.90	24,833	>	4.00	31,041	>	5.00
FNB	54,792	8.83	24,828	>	4.00	31,035	>	5.00

As of December 31, 2010
Total Capital to risk weighted assets
FPNC	$58,249	13.87%	$33,597	>	8.00%	41,997	>	10.00
FNB	57,855	13.78	33,592	>	8.00	41,991	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	52,958	12.61	16,799	>	4.00	25,198	>	6.00
FNB	52,563	12.52	16,796	>	4.00	25,194	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	52,958	8.68	24,407	>	4.00	30,508	>	5.00
FNB	52,563	8.62	24,404	>	4.00	30,505	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of June 30, 2011, the -200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 0.5 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 4.3 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,827,000, or 12.7 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $476,000, or 2.1 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2011.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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
      Exhibit 101      Interactive Data File

SIGNATURES
____________________________________________

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 9, 2011                                              /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  August 9, 2011                                              /s/Tracy Porterfield
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
Exhibit 101     Interactive Data File