Form 10-Q/A
period 2011-06-30
FIRST PULASKI NATIONAL CORP
filed 2011-08-19
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 2011

or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [ X ] No [    ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes [    ] No [ X ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value -- 1,566,569 shares outstanding as of August 1, 2011.

EXPLANATORY NOTE

       The purpose of this Amendment No. 1 to First Pulaski National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

       No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                           FIRST PULASKI NATIONAL CORPORATION

Date:  August 9, 2011                                                               /s/ Mark A. Hayes
                                                                                                     Mark A. Hayes, Chief Executive Officer

Date:  August 9, 2011                                                               /s/ Tracy Porterfield
                                                                                                     Tracy Porterfield, Chief Financial Officer

Exhibit Index

Exhibit 31.1         Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2         Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1         Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.2         Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
Exhibit 101          Interactive Data File.**

_______________________

* Previously filed or furnished as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
** Furnished with this Amendment No. 1