Form 10-Q
period 2011-09-30
FIRST PULASKI NATIONAL CORP
filed 2011-11-09
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30 , 2011

or

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

Common Stock, $1.00 par value -- 1,568,951 shares outstanding as of November 1, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2011	2010
Cash and due from banks	$27,964,836	$15,353,132
Federal funds sold	4,690,000	1,690,000
Cash and cash equivalents	32,654,836	17,043,132

Interest bearing balances with banks	543,806	541,058
Securities available for sale	206,615,386	191,195,324

Loans
Loans held for sale	2,589,922	1,310,965
Loans net of unearned income	339,336,831	342,558,758
Allowance for loan losses	(8,124,130)	(7,996,961)
Total net loans	333,802,623	335,872,762

Bank premises and equipment	18,840,939	19,356,498
Accrued interest receivable	3,282,775	3,316,236
Other real estate	7,830,744	12,703,579
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,703,565	10,438,189
Prepaid FDIC insurance	1,852,151	2,316,796
Deferred tax assets, net	3,004,071	5,439,368
Prepayments and other assets	1,717,707	1,390,777
TOTAL ASSETS	$622,375,103	$601,140,219
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$87,782,480	$75,966,080
Interest bearing balances	458,521,466	457,357,446
Total deposits	546,303,946	533,323,526

Securities sold under repurchase agreements	2,303,266	1,803,023
Other borrowed funds	7,379,927	7,545,351
Accrued interest payable	896,579	1,320,721
Other liabilities	6,071,323	4,483,135

TOTAL LIABILITIES	562,955,041	548,475,756

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,568,551 and 1,564,350 shares issued and outstanding, respectively	1,568,551	1,564,350
Capital surplus	1,509,477	1,323,023
Retained earnings	53,754,145	50,070,308
Accumulated other comprehensive income (loss), net	2,587,889	(293,218)

TOTAL SHAREHOLDERS' EQUITY	59,420,062	52,664,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$622,375,103	$601,140,219
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Loans, including fees	$6,094,422	$6,231,920	$18,164,426	$18,767,605
Investment securities	1,105,211	1,095,709	3,339,526	3,348,061
Federal funds sold and other	11,289	17,636	40,728	52,283
Dividends	16,946	18,849	67,761	69,664
Total interest income	7,227,868	7,364,114	21,612,441	22,237,613

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	52,102	70,850	162,869	254,623
Savings & MMDAs	106,836	93,063	303,222	305,476
Time	1,029,005	1,641,012	3,384,041	5,135,328
Repurchase agreements	8,794	8,495	24,982	22,299
Borrowed funds	68,150	71,289	205,322	215,308
Total interest expense	1,264,887	1,884,709	4,080,436	5,933,034

NET INTEREST INCOME	5,962,981	5,479,405	17,532,005	16,304,579

Provision for loan losses	-	1,500,000	1,150,000	4,050,000

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	5,962,981	3,979,405	16,382,005	12,254,579

NON-INTEREST INCOME:
Service charges on deposit accounts	576,049	534,096	1,643,533	1,572,392
Commissions and fees	76,558	82,185	228,776	248,182
Other service charges and fees	252,531	211,623	747,326	608,420
Income on company-owned life insurance	86,589	98,764	265,376	299,881
Mortgage banking income	259,973	256,775	553,748	631,342
Gain on the sale of securities	13,390	1,025,765	129,191	1,072,441
Other income	26,888	76,382	342,631	252,750
Total non-interest income	1,291,978	2,285,590	3,910,581	4,685,408

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,644,392	$2,291,482	$7,573,441	$7,113,247
Occupancy expense, net	465,670	464,917	1,394,441	1,366,262
Furniture and equipment expense	176,556	192,368	511,411	534,275
Advertising and public relations	153,803	106,679	419,004	373,679
Foreclosed assets, net	43,701	265,345	340,689	350,326
FDIC insurance expense	139,382	231,835	506,135	695,534
Impairment of available for sale equity
securities and other equity investments	-	-	-	39,200
Other operating expenses	829,610	762,359	2,477,683	2,451,413
Total non-interest expense	4,453,114	4,314,985	13,222,804	12,923,936

Income before taxes	2,801,845	1,950,010	7,069,782	4,016,051
Applicable income tax expense	911,209	576,334	2,209,488	990,491

NET INCOME	$1,890,636	$1,373,676	$4,860,294	$3,025,560
	===========	===========	===========	===========

Earnings per common share:
Basic	$1.20	$0.88	$3.10	$1.94
	===========	===========	===========	===========
Diluted	$1.20	$0.88	$3.10	$1.93
	===========	===========	===========	===========

Comprehensive income
Net income	$1,890,636	$1,373,676	$4,860,294	$3,025,560
Reclassification adjustment for gains included
in net income, net of tax	(8,263)	(632,999)	(79,724)	(661,803)
Change in unrealized gains (losses) on
available for sale securities, net of tax	1,172,324	291,428	2,960,831	548,690
Comprehensive income	$3,054,697	$1,032,105	$7,741,401	$2,912,447
	===========	===========	===========	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2011

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	$1,564,350	$1,323,023	$50,070,308	$(293,218)	$52,664,463

Comprehensive income:
Net Income			4,860,294		4,860,294

Reclassification adjustment
for gains included in net
income, net of tax				(79,724)	(79,724)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				2,960,831	2,960,831

Comprehensive income					7,741,401

Cash Dividends
($0.75 per share)			(1,176,457)		(1,176,457)

Compensation expense for
restricted stock		101,062			101,062

Issuance of new common stock	2,050	(2,050)			-

Issuance of common stock through
dividend reinvestment plan	2,151	87,442			89,593

Balance, September 30, 2011	$1,568,551	$1,509,477	$53,754,145	$2,587,889	$59,420,062
	===========	===========	============	============	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2010

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2010	$1,559,016	$1,051,367	$47,606,043	$1,734,079	$51,950,505

Comprehensive income:
Net Income			3,025,560		3,025,560

Reclassification adjustment
for gains included in net
income, net of tax				(661,803)	(661,803)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				548,690	548,690

Comprehensive income					2,912,447

Cash Dividends
($0.75 per share)			(1,172,583)		(1,172,583)

Compensation expense for
restricted stock		101,063			101,063

Tax benefit arising from exercise
of director stock options		4,020			4,020

Exercise of stock options	500	16,500			17,000

Issuance of new common stock	2,050	(2,050)			-

Issuance of common stock through
dividend reinvestment plan	1,696	88,565			90,261

Balance, September 30, 2010	$1,563,262	$1,259,465	$49,459,020	$1,620,966	$53,902,713
	===========	===========	============	============	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,860,294	$3,025,560
Adjustments to reconcile net income
to net cash provided by operating activities
Provision for loan losses	1,150,000	4,050,000
Depreciation of premises and equipment	743,672	771,004
Amortization and accretion of investment securities, net	947,977	648,548
Deferred income tax expense (benefit)	647,426	(709,060)
Gain on sale of other assets	(273,488)	(134,634)
Security gains, net	(129,191)	(1,072,441)
Stock-based compensation expense	101,062	101,063
Loans originated for sale	(19,125,830)	(22,036,013)
Proceeds from sale of loans	18,400,621	20,545,213
Mortgage banking income	(553,748)	(631,342)
Impairment of available for sale equity securities and other equity investments	-	39,200
Increase in cash surrender value of life insurance	(265,376)	(299,881)
Decrease in accrued interest receivable	33,461	632,431
Decrease in prepayments/other assets	137,716	563,357
Decrease in accrued interest payable	(424,142)	(65,231)
Increase in accrued taxes	130,895	352,075
Increase in other liabilities	1,457,293	1,100,254
Net cash from operating activities	7,838,642	6,880,103

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	59,248,466	80,588,095
Proceeds from sale of investment securities	4,610,660	35,666,787
Purchase of investment securities available for sale	(75,428,997)	(135,184,582)
Increase in interest bearing balances with banks	(2,748)	(5,454)
Net (increase) decrease in loans	(642,075)	7,594,374
Capital expenditures	(228,154)	(1,522,872)
Proceeds from sale of other assets	7,987,535	4,508,049
Net cash used by investing activities	(4,455,313)	(8,355,603)

Cash flows from financing activities:
Net increase in deposits	12,980,420	90,342
Cash dividends paid	(1,176,457)	(1,172,583)
Proceeds from exercise of stock options, including tax benefit	-	21,020
Proceeds from issuance of common stock	89,593	90,261
Net increase (decrease) in securities sold under repurchase agreements	500,243	(72,383)
Borrowings repaid	(165,424)	(174,008)
Net cash from financing activities	12,228,375	(1,217,351)

Net increase (decrease) in cash and cash equivalents	15,611,704	(2,692,851)
Cash and cash equivalents at beginning of period	17,043,132	37,424,572
Cash and cash equivalents at end of period	$32,654,836	$34,731,721
	===========	===========

Supplemental cash flow information
Interest paid	4,504,578	5,998,265
Income taxes paid	1,553,000	1,273,796

Supplemental noncash disclosures
Transfers from loans to other real estate owned	2,849,488	5,848,706
Securities purchased not yet settled	400,508	3,917,917

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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and no shares were issued under the 1994 Plan during the first nine months of 2011.
       As there are no unvested stock options as of January 1, 2011, and no stock options were granted in the first nine months of 2011, there was no share-based compensation expense or tax benefit recorded in the first nine months of 2011 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the first nine months of 2011 related to the previously issued restricted shares. In addition, there were no unrecognized compensation costs related to stock options at September 30, 2011.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2010 fiscal year and the first nine months of 2011:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2010	9,000	$46.00

Granted	-	-
Exercised	(500)	34.00
Expired	(500)	49.00
Outstanding December 31, 2010	8,000	46.56
	========	===========
Exercisable December 31, 2010	8,000	$46.56
	========	===========

Outstanding January 1, 2011	8,000	$46.56
Granted	-	-
Exercised	-	-
Expired	(500)	28.00
Outstanding September 30, 2011	7,500	47.80
	========	===========
Exercisable September 30, 2011	7,500	$47.80
	========	===========

       The aggregate intrinsic value of outstanding options shown in the table at September 30, 2011 was $0 based on $40.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to and/or prior to September 30, 2011. The weighted average remaining term of the stock options in the table above was 1.8 years as of September 30, 2011.
       Cash received from the exercise of stock options during the nine months ended September 30, 2011 and 2010 was $0 and $17,000, respectively. The total intrinsic value of stock options exercised was $0 and $10,500, respectively, for the nine months ended September 30, 2011 and 2010.
       At September 30, 2011, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first nine months of 2011 the registrant did not grant any awards of restricted stock to employees of the Bank under the 2008 Plan. Compensation expense associated with restricted share awards, like those previously awarded under the 2007 Plan, is recognized over the time period that the restrictions associated with the awards lapse. During the nine months ended September 30, 2011, the registrant recognized $101,062 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the nine months ended September 30, 2011 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2011	5,700	$55.00
Granted	-	55.00
Vested	(2,050)	55.00
Forfeited	-	-

Nonvested at September 30, 2011	3,650	$55.00
	==========	==============

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At September 30, 2011, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       As of September 30, 2011, there was $148,614 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $112,750 for each period.

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

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2011 and December 31, 2010 were as follows:

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
U.S. treasury securities	$100,268	$56	$-	$100,324
U.S. government sponsored entities	105,943,905	1,731,393	1,350	107,673,948
Obligations of states and
political subdivisions	38,460,343	1,399,590	22,695	39,837,238
Mortgage-backed securities-residential	57,917,274	1,089,672	3,070	59,003,876
Total	202,421,790	4,220,711	27,115	206,615,386
	===========	===========	===========	===========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. treasury securities	$100,302	$366	$-	$100,668
U.S. government sponsored entities	105,559,892	394,738	1,299,026	104,655,604
Obligations of states and
political subdivisions	42,270,477	815,757	527,179	42,559,055
Mortgage-backed securities-residential	43,712,835	481,610	359,248	43,835,197
Total debt securities	191,643,506	1,692,471	2,185,453	191,150,524
Equity Securities	27,200	17,600	-	44,800
Total	$191,670,706	$1,710,071	$2,185,453	$191,195,324
	===========	===========	===========	===========

       The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,642,249	$11,731,337
Due after one year through five years	99,916,041	101,929,224
Due after five years through ten years	32,454,517	33,439,429
Due after ten years	491,709	511,520
Mortgage-backed-residential	57,917,274	59,003,876
TOTAL	$202,421,790	$206,615,386
	============	============

 PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$1,498,650	$1,350	$-	$-	$1,498,650	$1,350
Obligations of states and
political subdivisions	481,685	3,315	614,136	19,380	1,095,821	22,695
Mortgage-backed securities
- residential	2,102,960	3,070	-	-	2,102,960	3,070
Total temporarily impaired
securities	$4,083,295	$7,735	$614,136	$19,380	$4,697,431	$27,115
	==========	========	==========	========	==========	========

December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$62,919,080	$1,299,026	$-	$-	$62,919,080	$1,299,026
Obligations of states and
political subdivisions	11,676,609	527,179	-	-	11,676,609	527,179
Mortgage-backed securities
- residential	27,736,295	359,248	-	-	27,736,295	359,248
Total temporarily impaired
securities	$102,331,984	$2,185,453	$-	$-	$102,331,984	$2,185,453
	==========	========	==========	========	==========	========

       Proceeds from sales of securities available for sale were $292,950 and $30,133,731 for the three months ended September 30, 2011 and 2010, respectively, and $4,610,660 and $35,666,787 for the nine months ended September 30, 2011 and 2010, respectively. Gross gains of $129,191 and $1,103,229 and gross losses of $0 and $30,788 were realized on these sales for the first nine months of 2011 and 2010, respectively.

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
       As of September 30, 2011, the registrant's security portfolio consisted of 318 securities, 6 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government-sponsored entities as well as obligations of states and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at September 30, 2011.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

      Loans at September 30, 2011 and December 31, 2010 were as follows:

		September 30,	December 31,
		2011	2010
	Commercial	$24,490,281	$34,561,396
	Commercial and agricultural real estate:
	Commercial real estate	127,310,125	122,548,942
	Agricultural real estate	35,795,076	34,227,577
	Construction and land development	28,629,735	31,742,216
	Residential real estate
	Home equity line of credit	17,694,947	18,850,939
	1-4 family closed-end first lien	65,973,558	63,062,322
	1-4 family closed-end junior lien	2,837,066	3,175,461
	Multi-family	1,017,159	1,144,978
	Consumer	26,676,060	22,678,901
	Other	11,687,407	12,105,971
	Subtotal	342,111,414	344,098,703
Less:	Net deferred loan fees	(184,661)	(228,980)
	Allowance for loan losses	(8,124,130)	(7,996,961)
	Loans, net	$333,802,623	$335,872,762
		============	============

       The above table includes loans held for sale, which loans do not have any allocated loan loss allowance.
       The loan balances in the following tables related to credit quality do not include approximately $2,212,000 in accrued interest receivable and approximately $185,000 in deferred loan fees at September 30, 2011 and approximately $2,225,000 in accrued interest receivable and approximately $229,000 in deferred loan fees at December 31, 2010.
       The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2011 and loans by portfolio segment and based on impairment method as of September 30, 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance - July 1, 2011	683,015	4,167,409	1,319,335	1,631,898	443,423	89,053	$8,334,133
Provision for loan losses	(101,063)	(341,384)	(89,560)	457,198	59,706	15,103	-
Loans charged-off	(22,947)	-	-	(169,509)	(61,404)	(2,052)	(255,912)
Recoveries	600	1,206	31,416	3,332	9,355	-	45,909
Ending balance	559,605	3,827,231	1,261,191	1,922,919	451,080	102,104	8,124,130
	=========	==========	=========	=========	=========	=========	=========

Ending balance: individually evaluated
for impairment	$2,450	$149,803	$112,995	$128,131	$-	$-	$393,379
	=========	==========	=========	=========	=========	=========	=========

Ending balance: collectively evaluated
for impairment	$557,155	$3,677,428	$1,148,196	$1,794,788	$451,080	$102,104	$7,730,751
	=========	==========	=========	=========	=========	=========	=========
Loans:
Loans individually evaluated for impairment	$52,985	$2,936,319	$3,211,115	$3,039,155	$-	$-	$9,239,574
Loans collectively evaluated for impairment	24,437,296	160,168,882	25,418,620	81,893,653	$26,676,060	11,687,407	330,281,918
Total ending loans balance	$24,490,281	$163,105,201	$28,629,735	$84,932,808	$26,676,060	$11,687,407	$339,521,492
	=========	==========	=========	=========	=========	=========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2011 and loans by portfolio segment and based on impairment method as of September 30, 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance - January 1, 2011	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(244,729)	176,794	(162,551)	1,084,176	261,150	35,160	1,150,000
Loans charged-off	(235,312)	(108,985)	(141,418)	(486,008)	(230,662)	(17,052)	(1,219,437)
Recoveries	4,135	12,376	90,190	50,371	36,948	2,586	196,606
Ending balance	559,605	3,827,231	1,261,191	1,922,919	451,080	102,104	8,124,130
	=========	==========	=========	=========	=========	=========	=========

Ending balance: individually evaluated
for impairment	$2,450	$149,803	$112,995	$128,131	$-	$-	$393,379
	=========	==========	=========	=========	=========	=========	=========

Ending balance: collectively evaluated
for impairment	$557,155	$3,677,428	$1,148,196	$1,794,788	$451,080	$102,104	$7,730,751
	=========	==========	=========	=========	=========	=========	=========

Loans:
Loans individually evaluated for impairment	$52,985	$2,936,319	$3,211,115	$3,039,155	$-	$-	$9,239,574
Loans collectively evaluated for impairment	24,437,296	160,168,882	25,418,620	81,893,653	26,676,060	11,687,407	330,281,918
Total ending loans balance	$24,490,281	$163,105,201	$28,629,735	$84,932,808	$26,676,060	$11,687,407	$339,521,492
	=========	==========	=========	=========	=========	=========	=========

       Activity in the allowance for loan losses for the three months and nine months ended September 30, 2010 was as follows:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Beginning balance	$7,930,427	$7,085,316
Provision for loan losses	1,500,000	4,050,000
Loans charged-off	(1,387,436)	(3,147,277)
Recoveries	21,769	76,721
Ending balance	$8,064,760	$8,064,760
	==============	==============

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Average individually impaired loans and interest income recognized on these loans for the three months ended September 30, 2011 and September 30, 2010 were as follows:

For the Three Months Ended September 30, 2011
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Commercial	$54,495	$-	$-
Commercial and agricultural real estate:
Commercial real estate	2,941,220	14,342	14,342
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,056,345	4,848	4,848
Multi-family	-	-	-
Construction and land development	3,287,255	-	-
Consumer	-	-	-
Other	-	-	-
	$9,339,315	$19,190	$19,190
	===========	===========	==========

For the Three Months Ended September 30, 2010
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Total loans	$16,991,549	$152,922	$20,394
	===========	===========	==========

       Average individually impaired loans and interest income recognized on these loans for the nine months ended September 30, 2011 and September 30, 2010 were as follows:

For the Nine Months Ended September 30, 2011
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Commercial	$59,612	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	2,956,113	28,524	28,524
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,083,053	108,437	108,437
Multi-family	-	-	-
Construction and land development	3,403,247	-	-
Consumer	-	-	-
Other	-	-	-
	$9,502,025	$139,822	$139,822
	===========	===========	==========

For the Nine Months Ended September 30, 2010
	Average	Interest	Cash-basis
	Loan	Income	Interest Income
	Balance	Recognized	Recognized
Total loans	$16,449,704	$493,218	$99,509
	===========	===========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

September 30, 2011
	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial and agricultural real estate:
Commercial real estate	$2,324,864	$2,324,864	$-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	828,424	828,424
Multi-family	-	-	-
Construction and land development	2,129,474	2,129,474
With an allowance recorded:
Commercial	52,985	52,985	2,450
Commercial and agricultural real estate:
Commercial real estate	611,455	611,455	149,803
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,210,731	2,210,731	128,131
Multi-family	-	-	-
Construction and land development	1,081,641	1,081,641	112,995
	$9,239,574	$9,239,574	$393,379
	==========	==========	==========

December 31, 2010
	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$68,442	$68,442	$-
Commercial and agricultural real estate:
Commercial real estate	5,230,181	5,230,181	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,997,634	2,997,634
Multi-family	-	-	-
Construction and land development	1,861,553	1,861,553
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate:
Commercial real estate	643,494	643,494	166,590
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	319,585	319,585	125,124
Multi-family	-	-	-
Construction and land development	1,410,242	1,410,501	108,252
	$12,531,131	$12,531,390	$399,966
	==========	==========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.
       The following table presents nonaccrual and loans past due 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010.

September 30, 2011
		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Commercial	$52,985	$-
Commercial and agricultural real estate:
Commercial real estate	3,229,723	-
Agricultural real estate	308,167	-
Residential real estate:
Home equity line of credit	-	-
1-4 family closed-end first lien	4,248,363	-
1-4 family closed-end junior lien	179,744	-
Multi-family	-	-
Construction and land development	3,106,878	-
Consumer	163,439	-
Other	33,506	-
	$11,322,805	$-
	===========	===========

December 31, 2010
		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
Commercial	$218,262	$-
Commercial and agricultural real estate:
Commercial real estate	3,096,537	-
Agricultural real estate	125,710	-
Residential real estate:
Home equity line of credit	-	-
1-4 family closed-end first lien	4,781,841	-
1-4 family closed-end junior lien	469,085	-
Multi-family	-	-
Construction and land development	4,278,154	-
Consumer	233,827	-
Other	49,146	-
	$13,252,562	$-
	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the aging of past due loans as of September 30, 2011 and December 31, 2010 by class of loans:
September 30, 2011
		90 days
	30-89 days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$201,757	$-	$201,757	$24,288,524	$24,490,281
Commercial and agricultural real estate:
Commercial real estate	1,285,982	1,715,384	3,001,366	124,308,759	$127,310,125
Agricultural real estate	138,765	253,492	392,257	35,402,819	$35,795,076
Residential real estate:
Home equity line of credit	48,935	-	48,935	17,646,012	$17,694,947
1-4 family closed-end first lien	1,059,826	590,316	1,650,142	64,323,416	$65,973,558
1-4 family closed-end junior lien	41,269	179,744	221,013	2,616,053	$2,837,066
Multi-family	-	-	-	1,017,159	$1,017,159
Construction and land development	255,653	1,863,727	2,119,380	26,510,355	$28,629,735
Consumer	520,925	80,668	601,593	26,074,467	$26,676,060
Other	2,745	33,506	36,251	11,651,156	$11,687,407
	$3,555,857	$4,716,837	$8,272,694	$333,838,720	$342,111,414
	=========	=========	=========	==========	==========
December 31, 2010
		90 days
	30-89 days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$346,719	$85,117	$431,836	$34,129,560	$34,561,396
Commercial and agricultural real estate:
Commercial real estate	560,969	1,985,389	2,546,358	120,002,584	$122,548,942
Agricultural real estate	114,519	125,710	240,229	33,987,348	$34,227,577
Residential real estate:
Home equity line of credit	114,848	-	114,848	18,736,091	$18,850,939
1-4 family closed-end first lien	3,084,041	1,663,835	4,747,876	58,314,446	$63,062,322
1-4 family closed-end junior lien	189,356	60,995	250,351	2,925,110	$3,175,461
Multi-family	-	-	-	1,144,978	$1,144,978
Construction and land development	473,735	1,558,551	2,032,286	29,709,930	$31,742,216
Consumer	714,702	172,033	886,735	21,792,166	$22,678,901
Other	29,839	33,506	63,345	12,042,626	$12,105,971
	$5,628,728	$5,685,136	$11,313,864	$332,784,839	$344,098,703
	=========	=========	=========	==========	==========

       All loans 90 days or more past due in the above table are on nonaccrual. In addition the above table includes nonaccrual loans of $5,354,605 and $4,648,327 in the loans not past due category and $1,251,363 and $2,919,099 in the 30-89 days past due category as of September 30, 2011 and December 31, 2010, respectively.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Troubled Debt Restructurings:

       The Company has allocated $130,581 and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and 2010. The Company has not committed to lend any additional amounts as of September 30, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.
       During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
       Modifications involving an extension of the maturity date were for periods ranging from 6 months to 12 months.
       The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2011:

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Construction and land development	2	$267,922	$267,922
	2	$267,922	$267,922
	=======	===========	============

       The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2011:

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Commercial	1	$791,257	$791,257
Construction and land development	2	267,922	267,922
	3	$1,059,179	$1,059,179
	=======	===========	============

       The troubled debt restructurings described above increased the allowance for loan losses by $130,581 and did not result in charge offs during the nine months ended September 30, 2011.
       There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended September 30, 2011:
       A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
       In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's internal underwriting policy.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Most of the Bank's TDRs involve a restructuring of loan terms to reduce the payment amount to require only interest for a period prior to maturity. The following table presents detail of the Bank's TDRs at September 30, 2011 and December 31, 2010:

September 30, 2011
	TDRs on	TDRs on
	Nonaccrual	Accrual
	Status	Status	Total TDRs
Commercial	$52,985	$-	$52,985
Commercial and agricultural real estate:
Commercial real estate	791,257	-	791,257
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end first lien	2,210,731	-	2,210,731
1-4 family closed-end junior lien	-	-	-
Multi-family	-	-	-
Construction and land development	-	267,922	267,922
	$3,054,973	$267,922	$3,322,895
	============	============	============

December 31, 2010
	TDRs on	TDRs on
	Nonaccrual	Accrual
	Status	Status	Total TDRs
Commercial real estate	$-	$2,741,541	$2,741,541
	============	============	============

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically loans held for sale and overdrafts. An analysis of loans by risk category is performed quarterly. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed as of each date, the risk category of loans by class of loans is as follows:

September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$23,959,276	$127,504	$403,501	$-	$-
Commercial and agricultural real estate:
Commercial real estate	116,006,169	3,257,586	8,046,370	-	-
Agricultural real estate	34,513,685	954,606	326,785	-	-
Residential real estate:
Home equity line of credit	17,326,935	33,000	335,012	-	-
1-4 family closed-end first lien	57,480,412	1,371,664	4,517,992	13,568	2,589,922
1-4 family closed-end junior lien	2,349,996	34,665	452,405	-	-
Multi-family	1,017,159	-	-	-	-
Construction and land development	25,056,181	10,992	3,562,562	-
Consumer	26,029,749	155,964	490,347	-	-
Other	11,139,325	20,008	33,506	-	494,568
Total	$314,878,887	$5,965,989	$18,168,480	$13,568	$3,084,490
	==========	=========	=========	=========	=========

December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$33,353,758	$111,401	$1,096,237	$-	$-
Commercial and agricultural real estate:
Commercial real estate	108,460,368	3,507,932	10,580,642	-	-
Agricultural real estate	33,534,967	174,269	518,341	-	-
Residential real estate:
Home equity line of credit	18,643,055	28,069	179,815	-	-
1-4 family closed-end first lien	55,231,087	1,031,548	5,169,137	319,585	1,310,965
1-4 family closed-end junior lien	2,434,095	8,343	733,023	-	-
Multi-family	1,144,978	-	-	-	-
Construction and land development	22,407,749	3,907,654	5,426,813	-
Consumer	21,824,500	294,091	560,310	-	-
Other	11,449,573	1,337	59,911	-	595,150
Total	$308,484,130	$9,064,644	$24,324,229	$319,585	$1,906,115
	==========	=========	=========	=========	=========

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

       Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned ("OREO") are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Recurring Basis

       Assets and liabilities measured at fair value on a recurring basis as of September 30,2011 and December 31, 2010 are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2011 using			December 31, 2010 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$100,324	$-	$100,324	$100,668	$-	$100,668
Obligations of U.S. Government
Sponsored Agencies	107,673,948	-	107,673,948	104,655,604	-	104,655,604
Obligations of States and
Political Subdivisions	39,837,238	-	39,837,238	42,559,055	-	42,559,055
Mortgage-backed securities
- residential	59,003,876	-	59,003,876	43,835,197	-	43,835,197
Equity securities	-	-	-	44,800	44,800
Total	$206,615,386	$-	$206,615,386	$191,195,324	$44,800	$191,150,524
	=========	===========	===========	=========	===========	===========

Assets Measured on a Non-Recurring Basis

       Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2011 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$1,533,607		$1,533,607
Agricultural real estate	-		-
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	-		-
Multi-family	-		-
Construction & land development	1,861,553		1,861,553
Total impaired loans	$3,395,160		$3,395,160
	============		============

Other real estate owned
Residential real estate:
Home equity line of credit	$-		$-
1-4 family closed-end	117,500		117,500
Multi-family	576,690		576,690
Construction & land development	3,511,370		3,511,370
Total other real estate owned	$4,205,560		$4,205,560
	============		============

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

       There were $3,395,160 in impaired loans measured for impairment using the fair value of the collateral at September 30, 2011, resulting in an additional provision for loan losses of $0 and $28,200 for the three and nine months ended September 30, 2011, respectively. There were no impaired loans measured for impairment using the fair value of the collateral at September 30, 2010. Additional provision for loan losses for the nine months ended September 30, 2010 was $26,765 related to impaired loans measured at fair value. There was no additional provision for loan losses related to impaired loans measured at fair value for the three months ended September 30, 2010.
       Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $7,830,744 as of September 30, 2011. Included in this amount were properties that were written down to fair value totaling $4,205,560, resulting in additional foreclosed asset expense $0 and $17,155 in the three and nine months ended September 30, 2011, respectively. Other real estate owned had a net carrying amount of $14,015,090 at September 30, 2010. Included in this amount were properties that were written down to fair value totaling $979,480 resulting in additional foreclosed asset expense of $138,650 in the three and nine months ended September 30, 2010.
       Carrying amount and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows:
	September 30, 2011		December 31, 2010
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$33,199	$33,199	$17,584	$17,584
Securities	206,615	206,615	191,195	191,195
Loans, net	333,803	332,014	335,873	333,421
Accrued interest receivable	3,283	3,283	3,316	3,316

Financial liabilities:
Deposits	546,304	547,894	533,324	535,620
Securities sold under repurchase agreements	2,303	2,303	1,803	1,803
Other borrowed funds	7,380	7,824	7,545	7,967
Accrued interest payable	897	897	1,321	1,321

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

Note 7

       The factors used in the earnings per share computation follow:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$1,890,636	$1,373,676	$4,860,294	$3,025,560
Less: Distributed earnings allocated to participating securities	(613)	(613)	(1,838)	(1,838)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(2,339)	(1,539)	(5,755)	(2,905)

Net earnings allocated to common stock	$1,887,684	$1,371,524	$4,852,701	$3,020,817
	==========	==========	==========	==========

Weighted common shares outstanding
including participating securities	1,569,394	1,564,231	1,568,185	1,562,979
Less: Participating securities	(2,450)	(2,450)	(2,450)	(2,450)
Weighted average shares	1,566,944	1,561,781	1,565,735	1,560,529
	==========	==========	==========	==========

Basic earnings per share	$1.20	$0.88	$3.10	$1.94
	==========	==========	==========	==========

Net earnings allocated to common stock	$1,887,684	$1,371,524	$4,852,701	$3,020,817
	==========	==========	==========	==========

Weighted average shares	1,566,944	1,561,781	1,565,735	1,560,529
Add: dilutive effects of assumed exercises of stock options	92	403	131	649

Average shares and dilutive potential common shares	1,567,036	1,562,184	1,565,866	1,561,178
	==========	==========	==========	==========

Dilutive earnings per share	$1.20	$0.88	$3.10	$1.93
	==========	==========	==========	==========

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

OVERVIEW

       Total assets of the registrant grew $21.2 million, or 3.5 percent, in the first nine months of 2011. This growth in assets was primarily funded by an approximately $13.0 million, or 2.4 percent, increase in deposits. Loans net of unearned income decreased $3.2 million in the first nine months of 2011 as loan demand improved slightly from previous quarters but remained at weak levels. The growth in deposits contributed to an increase in investment securities of approximately $15.4 million and an increase in cash and due from banks of $12.6 million in the first nine months of 2011.
       Net income increased $516,960 to $1,890,636, or $1.20 per diluted share, in the third quarter of 2011 as compared to $1,373,376, or $0.88 per diluted share, during the same period of 2010. The increase in net income in the third quarter of 2011 as compared to the same period of 2010 was primarily due to decreased provision for loan losses and increased net interest income in the third quarter of 2011. There was no provision for loan losses in the third quarter of 2011 as total loans declined, primarily commercial and construction and land development loans and credit risk factors stabilized, leading to a decrease of $1,500,000 as compared to the provision for loan losses in the third quarter of 2010. Net interest income increased $483,576, or 8.8 percent, to $5,962,981 in the third quarter of 2011 as compared to the same period of 2010. The increase in net interest income was primarily due to an increase in the net interest margin to 4.26 percent in the third quarter of 2011 from 4.01 percent in the third quarter of 2010. This increase in net interest income was partially offset by a $993,612 reduction in non-interest income in the third quarter of 2011 as compared to the same period of 2010 primarily as a result of a $1,012,375 decline in the gain on the sale of securities in the third quarter of 2011.
       Net income increased $1,834,734 to $4,860,294, or $3.10 per diluted share, in the first nine months of 2011 as compared to $3,025,560, or $1.93 per diluted share, during the same period of 2010. The increase in net income in the first nine months of 2011 as compared to the same period of 2010 was primarily due to decreased provision for loan losses and increased net interest income in the first nine months of 2011. Provision for loan losses totaled $1,150,000 in the first nine months of 2011, a decrease of $2,900,000 as compared to the provision for loan losses in the first nine months of 2010. Net interest income increased $1,227,426, or 7.5 percent, to $17,532,005 in the first nine months of 2011 as compared to $16,304,579 in the same period of 2010. The increase in net interest income was primarily due to an increase in the net interest margin to 4.23 percent for the first nine months of 2011 from 4.05 percent for the first nine months of 2010. This increase in net interest income was partially offset by a $774,827 reduction in non-interest

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

income in the first nine months of 2011 as compared to the same period of 2010 primarily as a result of a $943,250 decline in the gain on the sale of securities in the first nine months of 2011.
       Net charged-off loans totaled approximately $1,023,000 in the first nine months of 2011, resulting in an annualized charge-off ratio of 0.40 percent as compared to net charge-offs of approximately $3,071,000 in the first nine months of 2010, resulting in an annualized charge-off ratio of 1.16 percent. Nonaccrual loans decreased to approximately $11,323,000 at September 30, 2011 as compared to approximately $13,253,000 at December 31, 2010. Other real estate owned also declined to approximately $7,831,000 at September 30, 2011 as compared to approximately $12,704,000 at December 31, 2010. Concerted efforts are being made to dispose of the other real estate owned while striving to ensure that fair market value is received and that excessive discounts are not taken. Expenses related to these foreclosed assets decreased approximately $10,000 in the first nine months of 2011 as compared to the same period of 2010. The registrant expects total non-performing assets, as well as expenses related to foreclosed assets, will continue at elevated levels through the remainder of 2011.

Results of Operations

       Net income of the registrant was $4,860,294 for the first nine months of 2011. This amounted to an increase of $1,834,734, or 60.6 percent, compared to the first nine months of 2010.  For the three-month period ended September 30, 2011, net income was $1,890,636, an increase of $516,960, or 37.6 percent, as compared to the three months ended September 30, 2010.
       Net interest income increased $483,576, or 8.8 percent, to $5,962,981 during the third quarter of 2011 as compared to $5,479,405 for the third quarter of 2010.  Total interest income decreased $136,246, or 1.9 percent, to $7,227,868 for the third quarter of 2011 as compared to $7,364,114 for the same period in 2010. The decrease in total interest income was primarily due to a decrease in average loans outstanding and a decrease in the yields earned on the registrant's investment securities in the third quarter of 2011 as compared to the same period of 2010. Interest and fees on loans decreased $137,498 in the third quarter of 2011 as compared to the same period of 2010 primarily as a result of a decrease in average loans outstanding of approximately $11.5 million in the third quarter of 2011 as compared to the same period of 2010. Interest income on securities increased $9,502 in the third quarter of 2011 as compared to the third quarter of 2010 primarily as a result of an increase in average investment securities held of approximately $30.3 million in the third quarter of 2011 as compared to the same period of 2010. The overall increase in interest income on securities was limited in the third quarter of 2011 as compared to the same period of 2010 as yields earned on securities declined in the third quarter of 2011.
       The increase in net interest income in the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to a decrease in total interest expense of $619,822, or 32.9 percent, to $1,264,887 for the third quarter of 2011 as compared to $1,884,709 for the same period in 2010. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the third quarter of 2011 as compared to the third quarter of 2010. The interest expense on time deposits decreased $612,007 in the third quarter of 2011 as compared to the same period of 2010 as the average interest rate paid on time deposits fell to 1.50 percent in the third quarter of 2011 as compared to 2.12 percent in the third quarter of 2010. The average balances held in time deposits also decreased $34.3 million in the third quarter of 2011 as compared to the same period of 2010 as the registrant lowered interest rates paid on time deposits, shrinking these higher interest-bearing deposits to more effectively use these funds in the lower-yielding investment portfolio due to continuing weakness in loan demand. The interest expense on NOW accounts decreased $18,748 in the third quarter of 2011 as compared to the same period of 2010 even as the average balances held increased $13.1 million as the average interest rate paid fell to 0.22 percent in the third quarter of 2011 as compared to 0.35 percent for the same period of 2010. The interest expense on

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

savings and money market accounts increased $13,773 in the third quarter of 2011 as compared to the same period of 2010 as the average balances held increased $16.8 million and the average interest rate paid fell to 0.43 percent in the third quarter of 2011 from 0.46 percent in the third quarter of 2010.
       Net interest income of the registrant for the nine-month period ended September 30, 2011 increased by $1,227,426, or 7.5 percent, to $17,532,005 as compared to $16,304,579 for the nine months ended September 30, 2010. Total interest income decreased $625,172, or 2.8 percent, for the first nine months of 2011 as compared to the same period in 2010. This decrease was primarily the result of a $603,179 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily the result of a decrease in average loans outstanding of approximately $15.7 million that was partially offset by a slight increase in yields earned on loans in the first nine months of 2011 as compared to the same period of 2010. Interest on investment securities also decreased by $8,535 in the first nine months of 2011 as compared to the same period of 2010, primarily as a result of a decrease in average yields earned on investment securities that was partially offset by an increase in average investment securities held of approximately $33.0 million in the first nine months of 2011 as compared to same period of 2010.
       The increase in net interest income in the first nine months of 2011 as compared to the same period in 2010 was primarily due to a decrease in total interest expense of $1,852,598, or 31.2 percent, to $4,080,436 for the first nine months of 2011 as compared to $5,933,034 for the same period in 2010. The decrease in total interest expense was primarily caused by a $1,751,287 decrease in interest expense on time deposits for the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease in interest expense on time deposits was primarily due to lower interest rates paid in the first nine months of 2011 as well as a decrease in the average balance of time deposits of $30.2 million as compared to the same period of 2010. The average interest rate paid on time deposits decreased to 1.63 percent in the first nine months of 2011 as compared to 2.24 percent in the first nine months of 2010. The interest expense on NOW accounts decreased $91,754 in the first nine months of 2011 even though the average balances held increased $14.5 million as the average interest rate paid fell to 0.22 percent from 0.41 percent in the first nine months of 2011 as compared to the same period of 2010. The interest expense on savings and money market accounts decreased $2,254 in the first nine months of 2011 even though the average balances held increased $14.8 million as the average interest rate paid fell to 0.44 percent from 0.52 percent in the first nine months of 2011 as compared to the same period of 2010.
       The registrant's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the registrant's growth, while fees for origination of mortgage loans will often reflect home mortgage market conditions and fluctuate more widely from period to period.
       Total non-interest income decreased $993,612, or 43.5 percent, to $1,291,978 for the three-month period ended September 30, 2011 as compared to $2,285,590 for the three-month period ended September 30, 2010. Most of the decrease in non-interest income was due to a $1,012,375 decrease in gain on the sale of securities in the third quarter of 2011 as compared to the same period of 2010. Also, other income decreased $49,494 in the third quarter of 2011 as compared to the same period of 2010 primarily due to a $48,441 decrease in rental income from other real estate owned by the Bank in the third quarter of 2011 as compared to the same period of 2010 as a large portion of the other real estate owned on which rental income was received was sold in the first quarter of 2011. This decrease was partially offset by a $41,953 increase in service charges on deposit accounts and a $40,908 increase in other service charges and fees in the third quarter of 2011 as compared to the same period of 2010. The increase in service charges on deposit accounts was primarily due to increased overdraft fees and the increase in other service charges and fees was primarily due to increased debit card interchange fees in the third quarter of 2011. Other categories of non-interest income showed only minor differences between the third quarter of 2011 and the third quarter of 2010.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Total non-interest income decreased $774,827, or 16.5 percent, to $3,910,581 for the nine-month period ended September 30, 2011 as compared to $4,685,408 for the same period ended September 30, 2010. Most of the decrease in non-interest income was due to a $943,250 decrease in gain on the sale of securities in the third quarter of 2011 as compared to the same period of 2010. Also, mortgage banking income decreased $77,594 and income on company-owned life insurance decreased $34,505 in the first nine months of 2011 as compared to the same period of 2010. These decreases were partially offset by a $138,906 increase in other service charges and fees, an $89,881 increase in other income and a $71,141 increase in service charges on deposit accounts in the first nine months of 2011 as compared to the same period of 2010. The increase in other service charges and fees was primarily due to increased debit card interchange fees and the increase in service charges on deposit accounts was primarily due to increased overdraft fees in the first nine months of 2011 as compared to the same period of 2010. The increase in other income was primarily due to a $274,976 gain on the sale of certain real estate held by the registrant that was partially offset by a $171,340 decrease in rental income from other real estate owned by the Bank in the first nine months of 2011 as compared to the same period of 2010 as a large portion of the other real estate owned on which rental income was received was sold in the first quarter of 2011.
       Total non-interest expenses increased $138,129, or 3.2 percent, to $4,453,114 in the third quarter of 2011 as compared to $4,314,985 for the same period of 2010. This increase in non-interest expenses was primarily due to a $352,910 increase in salaries and employee benefits due to increased accrued potential incentive and benefit expenses in the third quarter of 2011 as compared to the same period of 2010. Other increases included a $67,251 increase in other operating expenses and a $47,124 increase in advertising and public relations in the third quarter of 2011 as compared to the same period of 2010. These increases were partially offset by decreases of $221,644 in foreclosed asset expense and $92,453 in FDIC insurance expense in the third quarter of 2011 as compared to the same period of 2010.
       Total non-interest expenses increased $298,868, or 2.3 percent, to $13,222,804 in the first nine months of 2011 as compared to $12,923,936 for the same period of 2010. This increase in non-interest expenses was primarily due to a $460,194 increase in salaries and employee benefits in the first nine months of 2011 as compared to the same period of 2010. Advertising and public relations and occupancy expenses also showed small increases of $45,325 and $28,179, respectively, in the first nine months of 2011 as compared to the same period of 2010. Decreases of $189,399 in FDIC insurance expense and $39,200 in impairment of available for sale equity securities and other equity investments in the first nine months of 2011 as compared to the same period of 2010 partially offset these increases.
       As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.
       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in FDIC insurance expense for 2009. Prepaid FDIC insurance had a balance of $1.82 million at September 30, 2011 as a $126,000 reduction was made for applicable FDIC insurance premiums in the third quarter of 2011.
       There was no provision for loan losses in the three months ended September 30, 2011 as total loans declined and credit risk factors stabilized during the third quarter of 2011, leading to a decrease as compared to a provision for loan losses of $1,500,000 in the same period of 2010. The provision for loan losses for the nine months ended September 30, 2011, decreased $2,900,000 to $1,150,000 from $4,050,000 over the same period of 2010. Although the provision for loan losses in the three and nine months ended September 30, 2011 declined significantly from the amount in the same periods of 2010, the size of the allowance for loan

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

losses continued to reflect the effects of continued weakness in local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended September 30, 2011, income before taxes increased $851,835, or 43.7 percent, to $2,801,845 as compared to $1,950,010 for the three months ended September 30, 2010.  Applicable income taxes increased $334,875 for the three-month period ended September 30, 2011 as compared to the same period in 2010. The effective tax rate for the three months ended September 30, 2011 was 32.5 percent as compared to 29.6 percent for the same period of 2010.
       For the nine-month period ended September 30, 2011, income before taxes increased $3,053,731, or 76.0 percent, to $7,069,782 as compared to $4,016,051 for the nine-month period ended September 30, 2010. Applicable income taxes increased $1,218,997 for the nine months ended September 30, 2011 as compared to the same period of 2010. The effective tax rate for the nine months ended September 30, 2011 was 31.3 percent as compared to 24.7 percent for the same period of 2010.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the nine months ended September 30, 2011 (annualized) and for the year ended December 31, 2010.

	For the nine months ended	For year ended
	September 30, 2011 (annualized)	December 31, 2010
Return on assets	1.05%	0.66%
Return on equity	11.85%	7.80%

Financial Condition

       The registrant's total assets increased 3.5 percent to $622,375,103 during the nine months ended September 30, 2011, from $601,140,219 at December 31, 2010. Total loans, net of unearned income were $339,336,831 at September 30, 2011, a 0.9 percent decrease compared to $342,558,758 at December 31, 2010. Securities available-for-sale increased to $206,615,386 at September 30, 2011 from $191,195,324 at December 31, 2010.  At September 30, 2011, there was an unrealized gain on available-for-sale securities, net of tax, of $2,587,889, as compared to an unrealized loss on available-for-sale securities, net of tax, of $293,218 at December 31, 2010.
       Total liabilities increased by 2.6 percent to $562,955,041 at September 30, 2011, compared to $548,475,756 at December 31, 2010. This increase was primarily due to an increase of $11,816,400 in non-interest bearing deposits at September 30, 2011 as compared to December 31, 2010.
       Non-performing assets decreased to $19,153,549 at September 30, 2011 as compared to $25,956,141 at December 31, 2010.  The decrease in non-performing assets at September 30, 2011 as compared to December 31, 2010, was primarily due to decreases in other real estate owned as the registrant continued its

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

efforts to liquidate other real estate owned. Non-performing assets at September 30, 2011 included $7,830,744 in other real estate owned, $11,322,805 in non-accrual loans, and no loans past due 90 days or more as to interest or principal payment and accruing interest. There were $3,322,895 in restructured loans at September 30, 2011. Other real estate owned declined during the first nine months of 2011; however, the level of other real estate owned remained at an elevated level at September 30, 2011. The properties comprising other real estate owned at September 30, 2011 were primarily construction and development, one-to-four family real estate properties, agricultural real estate and commercial real estate. The balance of non-accrual loans at September 30, 2011 consisted primarily of one-to-four family real estate loans, construction and land development loans, and commercial real estate loans. At December 31, 2010, the corresponding amounts of non-performing assets were $12,703,579 in other real estate owned, $13,252,562 in non-accrual loans and no loans past due 90 days or more and accruing interest. There were $2,741,541 in restructured loans at December 31, 2010. The Company allocated $130,581 in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011. There were no specific reserves allocated to loans that were classified as troubled debt restructurings at December 31, 2010. The allowance for loan losses was 71.8% of the balance of nonaccrual loans at September 30, 2011 as compared to 60.3% at December 31, 2010.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2011 if the above nonaccrual loans had been current in accordance with their original terms was approximately $780,000.
       Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of September 30, 2011, there were approximately $7,497,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $10,416,000 in loans that were classified as "substandard" and accruing interest as of September 30, 2010 and $12,003,000 of such loans at December 31, 2010.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (37 percent of total loans) and 1-4 family residential loans (25 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (36 percent of total risk-based capital) and loans secured by subdivision land (32 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

allowance for loan losses at a level management believes is sufficient to cover probable incurred losses in the loan portfolio.
       For the nine months ended September 30, 2011, the registrant had net loan charge-offs of approximately $1,023,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.40 percent (annualized). This compares to net charge-offs of approximately $3,071,000 for the nine months ended September 30, 2010 for a net charge-off ratio of 1.16 percent (annualized).
       The total allowance for loan losses increased to $8,124,130 as of September 30, 2011 from $7,996,961 as of December 31, 2010. The ratio of the allowance for loan losses to loans net of unearned income was 2.39 percent at September 30, 2011 as compared to 2.33 percent at December 31, 2010. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $15,611,704 from December 31, 2010 to September 30, 2011.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $11,731,000 at September 30, 2011, representing 5.7 percent of the registrant's investment portfolio as compared to $8,541,000, or 4.9 percent, one year earlier and $8,979,000, or 4.7 percent, at December 31, 2010. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At September 30, 2011, the registrant had approximately $119,516,000 in loans maturing within one year. The registrant had $4,690,000 in federal funds sold at September 30, 2011, compared to $1,690,000 as of December 31, 2010. The registrant also had approximately $27,965,000 in cash and due from banks at September 30, 2011 as compared to approximately $15,353,000 at December 31, 2010.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

	Amount at
	September 30, 2011	December 31, 2010
Commitments to extend credit	$54,028,574	$56,723,565
Standby letters of credit	2,535,521	2,586,386
Mortgage loans sold with repurchase
requirements outstanding	8,212,282	9,348,103

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2011, the registrant had total borrowings of $7,379,927 and had approximately $19,486,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2011, the registrant had no federal funds purchased and had $20,000,000 in additional federal funds lines available from correspondent banks.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Management believes, as of September 30, 2011 and December 31, 2010, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of September 30, 2011 and December 31, 2010.

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In thousands)
As of September 30, 2011
Total Capital to risk weighted assets
FPNC	$61,977	15.17%	$32,694	>	8.00%	40,868	>	10.00
FNB	61,469	15.05	32,685	>	8.00	40,856	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	56,832	13.91	16,347	>	4.00	24,521	>	6.00
FNB	56,324	13.79	16,342	>	4.00	24,514	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	56,832	9.21	24,677	>	4.00	30,847	>	5.00
FNB	56,324	9.13	24,673	>	4.00	30,841	>	5.00

As of December 31, 2010
Total Capital to risk weighted assets
FPNC	$58,249	13.87%	$33,597	>	8.00%	41,997	>	10.00
FNB	57,855	13.78	33,592	>	8.00	41,991	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	52,958	12.61	16,799	>	4.00	25,198	>	6.00
FNB	52,563	12.52	16,796	>	4.00	25,194	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	52,958	8.68	24,407	>	4.00	30,508	>	5.00
FNB	52,563	8.62	24,404	>	4.00	30,505	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of September 30, 2011, the -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 2.8 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 3.1 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,560,000, or 12.0 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $527,000, or 2.5 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2011.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

                                                                                       FIRST PULASKI NATIONAL CORPORATION

Date:  November 9, 2011                                                /s/Mark A. Hayes
                                                                                       Mark A. Hayes, Chief Executive Officer

Date:  November 9, 2011                                                 /s/Tracy Porterfield
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