Form 10-K
period 2011-12-31
FIRST PULASKI NATIONAL CORP
filed 2012-03-15
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [     ] No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2011 was $62,612,214. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors of the Registrant are shares owned by "affiliates", a status which each of the directors individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $43 per share, the price at what the registrant's common stock was traded on June 1, 2011 the closest trade, of which the registrant has knowledge, to June 30, 2011.

Shares of Common Stock outstanding on February 29, 2012 were 1,570,428.

Documents Incorporated by Reference:
Part III.  Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 26, 2012 are incorporated by reference into Items 10, 11, 12, 13, and 14.

FIRST PULASKI NATIONAL CORPORATION

2011 FORM 10-K ANNUAL REPORT

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

The Corporation owns all of the common stock of the Bank. At December 31, 2011, the Corporation and its subsidiaries had combined total assets of $635,098,812.

At December 31, 2011, the Bank had long-term indebtedness of approximately $7.33 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note 9 to the Corporation's Consolidated Financial Statements includes a detailed analysis of this debt. The Corporation derives its primary source of funds from deposits acquired through the Bank. The Bank is the largest financial institution in Giles County, Tennessee, measured by county deposits at June 30, 2011. It has two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, the fourth largest financial institution in Limestone County, Alabama, and the twenty-third largest financial institution in Madison County, Alabama, measured by county deposits.

As of February 29, 2012, First National had 172 employees, 14 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three counties in Tennessee, Giles County, Lincoln County, and Marshall County, and two counties in Alabama, Limestone County and Madison County. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County, Tennessee. First National competes in Giles County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a large regional bank holding company. From June 30, 2009 to June 30, 2011, total deposits for all commercial banks in the Giles County market decreased 1.1% from $614.9 million to $607.9 million. First National has five (5) offices in Giles County, and approximately 52% of its deposits are located there. As of June 30, 2011, First National had the largest market share of banks in Giles County with a 47.4% share of the bank deposits.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had a population of 29,485 in 2010 and an estimated median household income of $35,466 in 2010, the latest available data.

Lincoln County, Tennessee. First National competes in Lincoln County with six (6) commercial banking organizations. Two (2) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other four (4) commercial banking competitors are small community banking organizations. From June 30, 2009 to June 30, 2011, total deposits for all commercial banks in Lincoln County decreased 7.0% from $521.7 million to $485.4 million. First National has two (2) branch offices located in this market, and approximately 25% of its deposits are located there. As of June 30, 2011, First National had a 27.9% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had a population of 33,361 in 2010, and an estimated median household income of $41,022 in 2010, the latest available data.

Marshall County, Tennessee. First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2009 to June 30, 2011, total deposits for all commercial banks in the Marshall County market decreased 0.1% from $422.4 million to $421.9 million. First National has two (2) offices in Marshall County and approximately 6% of its deposits are located there. As of June 30, 2011, First National had the fifth largest market share of banks in Marshall County with a 8.7% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had a population of 30,617 in 2010 and an estimated median household income of $40,052 in 2010, the latest available data.

Madison County, Alabama. In January 2008, the Bank opened a branch in a leased facility in Huntsville, located in Madison County, Alabama. Madison County, Alabama is the first urban market in which the Bank opened a branch and the first branch located outside the state of Tennessee. Madison County had a population of 334,811 in 2010 and an estimated median household income of $54,633 in 2010, the latest available data. First National has one (1) office in Madison County and competes with twenty-three (23) commercial banking organizations in the county. Approximately 2% of the Bank's deposits are located there. As of June 30, 2011, First National had the twenty-second largest market share of banks in Madison County with a 0.14% share of the bank deposits. Total deposits for all commercial banks in the Madison County market was $5.927 billion as of June 30, 2011.

Limestone County, Alabama. In April 2008, the Bank opened a branch in Athens, located in Limestone County, Alabama. Limestone County had a population of 82,782 in 2010 and an estimated median household income of $49,667 in 2010, the latest available data. First National has one (1) office in Limestone County and competes with eight (8) commercial banking organizations in the county. Approximately 16% of the Bank's deposits are located there. As of June 30, 2011, First National had the fourth largest market share of banks in Limestone County with a 12.0% share of the bank deposits. Total deposits for all commercial banks in the Limestone County market was $711.6 million as of June 30, 2011.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2012. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Corporation. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of "systemically significant" institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Corporation either because of exemptions for institutions below a certain asset size or because of the nature of the Corporation's operations. Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact the Corporation include:

  Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

  Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

  Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

  Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

  Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption.

  Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

  Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

  Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

  Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

  Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Corporation or the financial industry is difficult to predict before such regulations are adopted.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned; the effectiveness of the company in combating money laundering; the convenience and needs of the communities to be served; and the extent to which the proposal would result in greater or more concentrated risk to the United States banking or financial system.

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

Support of Subsidiary Institutions. Under the Dodd-Frank Act, and previously under Federal Reserve policy, the Corporation is expected to act as a source of financial strength for First National and to commit resources to support First National. This support may be required at times when it would not be in the best interests of the Corporation's shareholders and creditors to provide it. If First National's capital levels were to fall below minimum regulatory guidelines under the FDIC's prompt corrective action regulations, First National would need to develop a capital plan to increase its capital levels and the Corporation would be required to guarantee First National's compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority. In the unlikely event of the Corporation's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of First National would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

FDIC Insurance. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. In addition, non-interest bearing deposit transaction accounts have unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

Under Federal Reserve guidelines, the minimum ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Under Federal Reserve guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. For a holding company to be considered "well-capitalized," it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. At this time, we do not know whether Basel III, as implemented in the United States, will be applicable to the Corporation and First National.

The Federal Reserve has recently adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the Federal Reserve annually capital plans demonstrating the company's ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%.

The OCC has adopted regulations requiring national banks to meet minimum ratios for leverage capital to assets and total capital to risk-based assets. The minimum leverage capital ratio is generally 4% and the minimum total risk based capital ratio is 8%. The OCC can require individual banks to maintain higher minimum ratios.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. For a more detailed discussion of capital requirements and the Corporation's and the Bank's capital levels see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Capital and Dividends" and Note 15 to the Notes to Consolidated Financial Statements.

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

Under OCC regulations, a national bank is "well capitalized" if it has a leverage capital ratio of 5% or better, a Tier 1 risk-based capital ratio of 6% or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A national bank is considered "adequately capitalized" if it has a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

National banks are required to be 'well capitalized" in order to take advantage of expedited procedures on certain applications, such as branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2011, First National met the conditions necessary to be considered "well capitalized" by its primary regulator.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 6% and a total risk-based capital ratio of not less than 10%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.

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

Statutory and regulatory limitations also apply to First National's payment of dividends to the Corporation. First National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of First National's net profits for that year, plus (2) First National's retained net profits of the preceding two years, less any required transfers to surplus. During 2012, the Bank could, without seeking prior regulatory approval, declare dividends of approximately $7,471,000 plus any 2012 net profits retained to the date of the dividend declaration.

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

Community Reinvestment

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on First National. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. First National has received a "satisfactory" CRA rating from the OCC on its most recent examination.

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

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related, among other things, to residential mortgage loans that have increased the Corporation's regulatory compliance costs. The Corporation expects that the Dodd-Frank Act will continue to have a negative impact on its earnings through fee reductions, higher costs and new restrictions, as well as reductions to available capital. The ultimate impact of the Dodd-Frank Act on the Corporation's businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of the Corporation's actions to mitigate the negative earnings impact of certain provisions. The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. With the enactment of the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, requires that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

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

Economic conditions in the markets in which the Corporation operates deteriorated significantly between early 2008 and the middle of 2010. As a result, the Corporation has experienced a significant reduction in its earnings when compared to historical levels. These challenges result principally from provisions for loan losses related to declining collateral values in the Corporation's real estate construction and development loan portfolio and expenses associated with the maintenance, valuation and sales of other real estate owned. Although economic conditions began to stabilize in the Corporation's markets in the second half of 2010 and through 2011, management of the Corporation believes that it will continue to experience a somewhat, albeit less, challenging economic environment in 2012. Accordingly, management expects that its results of operations may continue to be negatively impacted by economic conditions in 2012. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Corporation in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Corporation could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

Negative developments in the latter half of 2007 and throughout 2008, 2009, 2010 and 2011 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing at least into 2012. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Corporation's deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Corporation, have been negatively affected by the current condition of the financial markets, as has the Corporation's ability, if needed, to raise capital or borrow in the debt markets compared to recent years.

Liquidity needs could adversely affect the Corporation's results of operations and financial condition.

The Corporation relies on dividends from First National as its primary source of funds. The primary sources of First National's are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, brokered certificates of deposit and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

As the Corporation has expanded its operations into more urban areas in Alabama, it has significantly increased its real estate construction and development loans, which loans have a greater credit risk than residential mortgage loans.

The percentage of construction and land development loans in First National's portfolios to total loans was approximately 8.7% of total loans at December 31, 2011, down from 9.2% of total loans at December 31, 2010, 11.0% of total loans at December 31, 2009 and 13.9% at December 31, 2008, but higher than the 6.8% at December 31, 2007. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that First National holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact the Corporation's financial condition and results of operations.

The Corporation is geographically concentrated in Giles, Lincoln and Marshall Counties, Tennessee, and Limestone and Madison Counties, Alabama and changes in local economic conditions impact its profitability.

The Corporation operates primarily in Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama, and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Corporation's success significantly depends upon the growth in population, income levels, deposits and housing starts in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Corporation's market areas weakened during 2009, 2010 and 2011, negatively affecting the Corporation's operations, particularly the real estate construction and development segment of its loan portfolio. Additionally, unemployment levels continued at elevated levels in the Corporation's markets in 2011. The Corporation cannot assure you that economic conditions in its markets will improve during 2012 or thereafter, and continued weak economic conditions in its markets could cause the Corporation to constrict the Corporation's growth, affect the ability of its customers to repay their loans and generally affect the Corporation's financial condition and results of operations. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

The Corporation has increased levels of other real estate owned, primarily as a result of foreclosures, and the Corporation anticipates higher levels of foreclosed real estate expense.

As the Corporation continues to resolve non-performing real estate loans, foreclosed properties, primarily those acquired from builders and from residential land developers, have remained at elevated levels. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments to appraisal values and gains or losses on disposition. As levels of other real estate owned increase and also as local real estate values decline, these charges will increase, negatively impacting the Corporation's results of operations.

The Corporation is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

The Corporation's operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although the Corporation takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Corporation outsources many of its major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Corporation's operations. Because the Corporation's information technology and telecommunications systems interface with and depend on third-party systems, the Corporation could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Corporation's ability to process new and renewal loans, gather deposits and provide customer service, compromise its ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Corporation's financial condition and results of operations.

In addition, the Corporation provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Corporation's network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Corporation may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Corporation's activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Corporation to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Corporation's systems and could adversely affect the Corporation's reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Corporation to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

Implementation of the various provisions of the Dodd-Frank Act may increase the Corporation's operating costs or otherwise have a material effect on the Corporation's business, financial condition or results of operations.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Corporation) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, the Corporation is still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect the Corporation. There can be no assurance that these or future reforms will not significantly increase the Corporation's compliance or operating costs or otherwise have a significant impact on the Corporation's business, financial condition and results of operations.

If the federal funds rate remains at current extremely low levels, the Corporation's net interest margin, and consequently the Corporation's net earnings, may be negatively impacted.

Because of significant competitive pressures in the Corporation's market and the negative impact of these pressures on its deposit and loan pricing, coupled with the fact that a significant portion of the Corporation's loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Corporation's net interest margin continues to be negatively impacted. Because of these competitive pressures, the Corporation has been unable to lower the rate that it pays on interest-bearing liabilities to the same extent and as quickly as the yields it charges on interest-earning assets. The Corporation expects loan pricing to remain competitive in 2012 and believes that economic factors affecting broader markets will likely result in reduced yields for its investment securities portfolio. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. As a result, the Corporation's net interest margin, and consequently its profitability, may continue to be negatively impacted in 2012 and beyond.

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

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions, including those originating from the Dodd-Frank Act, on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Corporation's expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Tennessee, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Corporation's or First National's agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Corporation's operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Corporation to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Competition from financial institutions and other financial service providers may adversely affect the Corporation's profitability.

The banking business is highly competitive, and the Corporation experiences competition in each of its markets from many other financial institutions. The Corporation competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Corporations' primary market areas and elsewhere. Some of the Corporation's competitors (specifically those in the Huntsville, Alabama market) are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Corporation has.

Additionally, the Corporation faces competition from similarly sized community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These community banks may offer higher deposit rates or lower cost loans in an effort to attract the Corporation's customers and may attempt to hire the Corporation's management and employees.

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

New statutes and regulations, like the Dodd-Frank Act and the resulting regulations, are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Corporation cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the Corporation's business may be affected by any new statute or regulation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this main office facility was completed in early 1995 and renovations to the facility were completed in 2009. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the Bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility that is owned by the Bank in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. During 2009, the Bank moved its mortgage lending operations to the main office and is currently using the facility on Flower Street to house certain of the loan operations of the Bank. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town. Construction was completed and the Bank moved into the new facility in Lewisburg in February, 2007. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. In January 2008, the Bank opened its Huntsville Office in a leased facility. The Bank opened a temporary branch in Athens, Alabama in April 2008 and constructed a new facility on the property adjacent to the temporary facility that was completed and opened April 2010.

ITEM 3. LEGAL PROCEEDINGS.

The Corporation and its subsidiary are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the Corporation nor its subsidiary is currently involved in any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on Nasdaq or any other quotation service. The following trading prices for 2011 and 2010 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid
1st Quarter, 2011	$35.00 - 50.00	$0.25
2nd Quarter, 2011	$40.00 - 47.00	$0.25
3rd Quarter, 2011	$40.00 - 45.00	$0.25
4th Quarter, 2011	$40.00 - 43.00	$0.50
Total Annual Dividend, 2011		$1.25

1st Quarter, 2010	$50.00 - 55.00	$0.25
2nd Quarter, 2010	$48.00 - 55.00	$0.25
3rd Quarter, 2010	$48.00 - 50.00	$0.25
4th Quarter, 2010	$45.00 - 55.00	$0.25
Total Annual Dividend, 2010		$1.00

There were approximately 1,590 shareholders of record of the Corporation's common stock as of February 29, 2012.

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

	For Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share amounts)
Interest income	$28,714	$29,424	$31,281	$33,687	$33,605
Interest expense	5,268	7,601	10,328	14,856	16,777
Net interest income	23,446	21,823	20,953	18,831	16,828
Loan loss provision	1,455	4,750	5,328	2,033	261
Non-interest income	5,131	5,911	4,276	4,400	4,113
Non-interest expense	18,043	17,642	17,703	17,252	13,365
Income before income tax	9,079	5,341	2,199	3,946	7,314
Net income	6,249	4,028	2,232	3,471	5,453

Total assets	$635,099	$601,140	$609,427	$592,303	$529,941
Loans, net of unearned income	340,554	342,559	370,609	396,926	321,071
Securities	217,470	191,195	151,850	136,652	153,900
Deposits	559,231	533,324	542,977	530,497	469,008
Total long-term debt	7,326	7,545	7,779	3,392	3,640

Per Share Data:
Net Income-Basic	$3.98	$2.58	$1.43	$2.24	$3.51
Net Income-Diluted	3.98	2.58	1.43	2.24	3.50
Cash dividends paid	1.25	1.00	1.60	1.80	1.80

Total average equity (1)	$55,477	$51,664	$50,536	$50,127	$48,629
Total average assets (1)	619,574	609,032	597,754	559,115	504,385

Ratios
Avg equity to avg assets	8.95%	8.48%	8.45%	8.97%	9.64%
Return on average equity	11.26%	7.80%	4.42%	6.92%	11.21%
Return on average assets	1.01%	0.66%	0.37%	0.62%	1.08%
Dividend payout ratio	31.40%	38.83%	111.63%	80.40%	51.28%

(1) Total average equity and total average assets above excludes the unrealized gain or loss on investment securities.

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2011	2010	2009	2008	2007
Basic	1,568,995	1,563,762	1,557,109	1,549,721	1,554,648
Diluted	1,566,648	1,561,928	1,555,951	1,550,255	1,558,836

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

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended. The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements. Such factors include those identified in "Item 1A. Risk Factors" above and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the Corporation's market areas, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any activity in the capital markets that would cause the Corporation to conclude that there was impairment of any asset including intangible assets, (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Act enacted by Congress in July 2010 and (xii) loss of key personnel. Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Corporation. The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

OVERVIEW

Total assets of the Corporation increased $34.0 million, or 5.6%, from December 31, 2010 to December 31, 2011. Loans net of unearned income remained relatively flat from year-end 2010 to year-end 2011, declining $2.0 million over that time. Loan demand in the Corporation's markets remained light in 2011. Other real estate owned declined significantly in 2011, ending the year at $7.11 million, a $5.6 million decrease from year-end 2010. Although other real estate owned declined significantly in 2011, it remained at an elevated level in 2011 when compared to years prior to 2009, as weak economic conditions continued. Concerted efforts are being made to dispose of other real estate owned while striving to ensure that fair market value is received for other real estate owned and excessive discounts are not taken. Sales of other real estate owned in 2011 resulted in a net gain on sale of $238,000. Other real estate owned is likely to continue at elevated levels in 2012 when compared to years prior to 2009. The growth in assets in 2011 resulted primarily from a $25.9 million increase in deposits, which was split fairly evenly between noninterest bearing and interest bearing deposits, from December 31, 2010 to December 31, 2011. This increase in deposits and relatively flat loan volume led to a $26.3 million increase in investment securities from year-end 2010 to year-end 2011. Cash and due from banks also increased $16.8 million from year-end 2010 to year-end 2011. Total shareholders' equity increased $7.1 million during 2011 and regulatory Tier I capital increased $4.6 million bolstering the Corporation's capital position and regulatory capital ratios at December 31, 2011.

Net income in 2011 was $6.25 million, an increase of $2.22 million compared to 2010. Net interest income increased $1.62 million in 2011 as compared to 2010 primarily due to an increase in the net interest margin to 4.26% in 2011 from 4.09% in 2010. Gains on the sale of securities of $1.07 million occurred in 2010 as compared to only $133,000 in 2011, leading to a decline in non-interest income in 2011 as compared to 2010. However, excluding these securities gains in each period, non-

interest income increased $152,000 in 2011 as compared to 2010 primarily due to increased debit card interchange fees and overdraft fees in 2011. The provision for loan losses totaled $1.46 million in 2011, a decrease of $3.30 million from the provision for loan losses in 2010. Net charged-off loans decreased in 2011 as compared to 2010 and the overall condition of the loan portfolio improved somewhat in 2011, leading to the significant decline in the provision for loan losses in 2011 as compared to 2010. Although the overall condition of the loan portfolio improved in 2011, weak economic conditions continue to stress some of the Corporation's borrowers and it is likely that the provision for loan losses will remain at elevated levels in 2012 as compared to years prior to 2009. FDIC insurance assessments decreased $288,000 in 2011 as compared to 2010, primarily due to a change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital beginning in the second quarter of 2011. Foreclosed asset expense decreased $792,000 in 2011 as compared to 2010 primarily due to a $489,000 decrease in direct write-downs of other real estate owned and a $235,000 decrease in operating expenses related to other real estate owned in 2011 as compared to 2010. Net charged-off loans totaled $1.98 million in 2011, resulting in a charge-off ratio (net loans charged-off divided by average loans) of 0.58% as compared to net charge-offs of $3.84 million in 2010, resulting in a charge-off ratio of 1.07%. Nonaccrual loans also decreased significantly to $9.59 million at December 31, 2011 as compared to $13.25 million at December 31, 2010. Nonaccrual loans at December 31, 2011 consisted primarily of 1-4 family real estate loans, commercial real estate loans and construction and land development loans.

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

Specific allowances are established in cases where management has determined a loan is impaired. A loan is impaired when full payment under the loan terms is not probable. Every substandard or worse loan in excess of $250,000 and all "special mention" loans over $400,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors. Impaired loans in excess of $250,000 are reviewed quarterly to determine any specific allowances that are necessary.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2011 was approximately $6.25 million, or $3.98 per diluted share, compared with approximately $4.03 million, or $2.58 per diluted share, in 2010 and approximately $2.23 million, or $1.43 per diluted share, in 2009. Return on average assets was 1.01% in 2011, 0.66% in 2010 and 0.37% in 2009. The return on average equity was 11.26%, 7.80% and 4.42% for 2011, 2010 and 2009, respectively. Net income for 2011 was positively impacted by an increase in net interest income, a sizeable reduction in the provision for loan losses and a reduction in net foreclosed assets expense as compared to 2010. Net income for 2010 was positively impacted by an increase in the net interest margin, a sizable gain on the sale of investment securities and a reduction in the provision for loan losses as compared to 2009, however net income for 2010 continued to be impacted negatively by weak economic conditions. Net income for 2009 was negatively impacted by continuing deterioration in the local and national economy reflected in increased provision expense and increased FDIC insurance expenses.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits, repurchase agreements, and borrowed funds (interest expense). In 2011, net interest income increased by 7.4% to $23.4 million from $21.8 million in 2010. Total assets of the Corporation increased approximately $34.0 million from December 31, 2010 to December 31, 2011. Loans net of unearned income decreased approximately $2.0 million over the same period. Deposits increased approximately $25.9 million over the same period. The decrease in loans and the increase in deposits contributed to an approximately $26.3 million increase in investments as the Corporation invested excess funds from deposits in investment securities over the same period. Also, cash and due from banks increased approximately $16.8 million from December 31, 2010 to December 31, 2011, primarily due to an increase in excess interest-earning balances held at the Federal Reserve Bank.

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

Net interest income on a fully taxable equivalent basis increased $1,539,000 from 2010 to 2011. This increase resulted from a $1,286,000 increase due to changes in interest rates and a $253,000 increase due to changes in volumes of the components comprising taxable-equivalent net interest income. The decrease in interest income in 2011 as compared to 2010 was primarily due to a decrease in average loan volumes that was partially offset by an increase in the interest rates earned on those loans. This decrease was partially offset by an increase in taxable-equivalent interest income earned on investment securities; however, a decrease in the interest rates earned on investment securities almost completely offset the increase resulting from increased volume of investment securities in 2011 as compared to 2010. The decrease in interest expense in 2011 as compared to 2010 was primarily due to a decrease in interest rates paid on interest-bearing liabilities as well as a change in the mix of interest-bearing deposits as more costly time deposits decreased and less costly demand and savings deposits increased in 2011 as compared to 2010.

Net interest income on a fully taxable equivalent basis increased $746,000 from 2009 to 2010. This increase resulted from a $2,265,000 increase due to changes in interest rates that was partially offset by a $1,519,000 decrease due to changes in volumes of the components comprising taxable-equivalent net interest income. The decrease in interest income in 2010 as compared to 2009 was primarily due to a decrease in average loan volumes that was partially offset by an increase in the interest rates earned on those loans. A decrease in the interest rates earned on investment securities, and the fact that excess funds were invested in lower yielding investment securities instead of loans, also contributed to the decrease in interest income in 2010 as compared to 2009. The decrease in interest expense in 2010 as compared to 2009 was primarily due to a decrease in interest rates paid on interest-bearing liabilities as well as a change in the mix of interest-bearing deposits as more costly time deposits decreased and less costly demand and savings deposits increased in 2010 as compared to 2009.

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2011, 2010 and 2009.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
		2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans	$343,625	$24,269	7.06%	$357,377	$25,106	7.03%	$390,555	$26,517	6.79%
Taxable investment securities	159,710	3,215	2.01%	125,750	2,998	2.38%	90,243	2,895	3.21%
Non-taxable investment
securities	37,897	1,745	4.60%	39,517	1,905	4.82%	52,798	2,604	4.93%
Federal funds sold and other	22,878	57	0.25%	27,273	69	0.25%	15,276	39	0.26%
Dividends	1,953	85	4.35%	1,641	87	5.30%	1,688	91	5.39%
Total Interest-Earning Assets	566,063	29,371	5.19%	551,558	30,165	5.47%	550,560	32,146	5.84%

Non-Interest Earning Assets:
Cash and due from banks	11,749			10,635			11,988
Premises and equipment, net	19,048			19,583			18,245
Other Assets	32,496			37,949			25,081
Less allowance for loan losses	(8,154)			(7,886)			(5,941)
Total Non-Interest-Earning Assets	55,139			60,281			49,373

TOTAL	$621,202			$611,839			$599,933
	======			======			======
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$97,739	$215	0.22%	$83,028	$301	0.36%	$74,319	$440	0.59%
Savings deposits	94,596	403	0.43%	79,870	404	0.51%	71,954	601	0.84%
Time deposits	275,974	4,343	1.57%	303,970	6,580	2.16%	318,005	9,001	2.83%
Repurchase agreements	2,132	34	1.59%	1,910	30	1.59%	1,683	27	1.60%
Other borrowed money	7,498	273	3.64%	7,670	286	3.73%	6,353	259	4.08%
Total Interest-Bearing
Liabilities	477,939	5,268	1.10%	476,448	7,601	1.60%	472,314	10,328	2.19%

Non-Interest-Bearing Liabilities:
Demand deposits	80,390			76,069			70,040
Other liabilities	6,292			6,317			5,731
Total Non-Interest Bearing
Liabilities	86,682			82,386			75,771
Shareholders' Equity	56,581			53,005			51,848
TOTAL	$621,202			$611,839			$599,933
	======			======			======
Net interest earnings/spread,
on a taxable equivalent basis		24,103	4.26%		22,564	4.09%		21,818	3.96%
Taxable equivalent adjustments:
Loans		137			212			186
Investment securities		520			529			679
Total taxable equivalent adjustment		657			741			865

Net interest earnings		$23,446			$21,823			$20,953
		======			======			======

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $999,000 for 2011, $1,072,000 for 2010 and $1,120,000 for 2009.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans	$(966)	$129	$(837)	$(2,253)	$842	$(1,411)
Taxable investment securities	810	(593)	217	1,139	(1,036)	103
Non-taxable investment securities	(78)	(82)	(160)	(655)	(44)	(699)
Federal funds sold	(11)	(1)	(12)	31	(1)	30
Dividends	17	(19)	(2)	(3)	(1)	(4)

Total Interest-Earning Assets	$(228)	$(566)	$(794)	$(1,741)	$(240)	$(1,981)
	========	=======	=======	========	=======	=======
Interest Paid On:
Demand deposits	$53	($139)	($86)	$52	($191)	($139)
Savings deposits	74	(75)	(1)	66	(263)	(197)
Time deposits	(606)	(1,631)	(2,237)	(397)	(2,024)	(2,421)
Repurchase agreements	4	-	4	3	-	3
Other borrowed money	(6)	(7)	(13)	54	(27)	27

Total Interest-Bearing Liabilities	$(481)	$(1,852)	$(2,333)	$(222)	$(2,505)	$(2,727)
	========	=======	=======	========	=======	=======
Net Interest Earnings, on a taxable
equivalent basis	$253	$1,286	$1,539	$(1,519)	$2,265	$746
	========	=======	=======	========	=======	=======
Less: taxable equivalent adjustment			(84)			(124)

Net Interest Earnings			$1,623			$870
			=======			=======

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

The net interest margin improved in 2011 to 4.26% from 4.09% in 2010. This increase in net interest margin was primarily due to decreased interest expense on deposits due to lower interest rates paid as well as a change in the mix of interest-bearing deposits as more costly time deposits decreased and less costly demand and savings deposits increased in 2011 as compared to 2010. The average interest rate paid on interest-bearing deposits was 1.06% in 2011 as compared to 1.56% in 2010. This lower interest expense was partially offset by lower earnings on interest-bearing assets, primarily due to a decline in average loan volumes in 2011 as compared to 2010. Average loans decreased $13.8 million in 2011 as compared to 2010 reflecting weakened loan demand. Also, the decrease in interest expense on deposits was partially offset to a lesser degree by a decrease in the average yield on investment securities (average volumes for which increased as loan demand remained weak) from 2.97% in 2010 to 2.51% in 2011. Overall taxable-equivalent interest income on investment securities increased $57,000 as the average investment securities increased $32.3 million in 2011 as compared to 2010, offsetting the drop in the average yield of investment securities over the same period. The net interest margin was negatively impacted by an elevated level of nonaccrual loans in 2011 as the average balance of nonaccrual loans increased to $12.0 million in 2011 as compared to $10.1 million in 2010. This elevated level on nonaccrual loans likely will negatively impact the net interest margin in 2012. The net interest margin may decline in 2012 from the 2011 level as continued weak loan demand and increased competition for available loans may negatively impact the interest rate earned on loans in 2012. Continued weak loan demand in 2012 may also lead to increased volumes of investment securities which would negatively impact the net interest margin in 2012.

The net interest margin improved in 2010 to 4.09% from 3.96% in 2009. This increase in net interest margin was primarily due to decreased interest expense on deposits due to lower interest rates paid as well as a change in the mix of interest-bearing deposits as more costly time deposits decreased and less costly demand and savings deposits increased in 2010 as compared to 2009. The average interest rate paid on interest-bearing deposits was 1.56% in 2010 as compared to 2.16% in 2009. This lower interest expense was partially offset by lower earnings on interest-bearing assets, primarily due to a decline in average loan volumes in 2010 as compared to 2009. Average loans decreased $33.2 million in 2010 as compared to 2009 reflecting weakened loan demand. Also, the decrease in interest expense on deposits was partially offset to a lesser degree by a decrease in the average yield on investment securities from 3.84% in 2009 to 2.97% in 2010. The net interest margin was negatively impacted by an elevated level of nonaccrual loans in 2010 as the average balance of nonaccrual loans increased to $10.1 million in 2010 as compared to $7.8 million in 2009.

NON-INTEREST INCOME

The Corporation's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the Corporation's growth, while fees for origination of mortgage loans and security gains fluctuate more widely from period to period.

Non-interest income totaled $5,123,000 in 2011, a decrease of $788,000, or 13.3%, from 2010. Most of the decrease is attributable to a $940,000 decrease in net security gains in 2011 as compared to 2010. Smaller declines of $46,000 occurred in income on company-owned life insurance as crediting rates on these policies declined and $28,000 occurred in commissions and fees, primarily due to reduced commissions on sales of credit insurance in 2011 as compared to 2010. These decreases were partially offset by a $148,000 increase in other service charges in 2011 as compared to 2010 primarily due to increased debit card interchange fees. Service charges on deposit accounts also increased $60,000 in 2011 as compared to 2010 primarily due to increased overdraft fees in 2011. Other income increased $23,000 in 2011 as compared to 2010 primarily as a result of a $275,000 gain on the sale of certain real estate held by the Corporation that was partially offset by a $218,000 decrease in rental income from other real estate owned by the Bank in 2011 as compared to 2010 as a large portion of the other real estate owned on which rental income was received was sold in the first quarter of 2011.

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

NON-INTEREST EXPENSE

Non-interest expense in 2011 was $18,035,000, an increase of $393,000, or 2.2%, from 2010. Salaries and employee benefits increased $895,000, or 9.6% in 2011 as compared to 2010. Other operating expenses increased $434,000 primarily due to a $274,000 increase in directors' fees and expenses and an $80,000 increase in education expenses. The increase in directors' fees and expenses was primarily due to a reduction in the discount rate from 6% to 5% in the calculation of the Corporation's accrued liability for directors' deferred compensation due to the lower interest rate environment in 2011 as compared to 2010, leading to $393,000 in additional expense in 2011. Advertising and public relations expenses increased $124,000 and occupancy expenses increased $54,000 in 2011 as compared to 2010. Expenses related to foreclosed assets decreased $792,000 in 2011 as compared to 2010. While foreclosed asset expense decreased significantly in 2011, it is expected to remain at elevated levels in 2012 as compared to years prior to 2009. Foreclosed asset expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. Note 4 of the Consolidated Financial Statements gives more information on foreclosed asset expense. FDIC insurance expense also decreased $288,000 in 2011 as compared to 2010 primarily due to a change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital beginning in the second quarter of 2011.

Non-interest expense in 2010 was $17,642,000, a decrease of $60,000, or 0.3%, from 2009. The largest decrease in non-interest-expense was a $253,000 decrease in FDIC insurance premiums. The decrease in FDIC insurance expense was primarily due to the absence of an FDIC imposed 5 basis point emergency assessment on insured depository institutions paid on September 30, 2009, based on total assets less Tier I capital at June 30, 2009. The Corporation incurred approximately $276,000 in special assessments from the FDIC in the second quarter of 2009. No such special assessment was incurred in 2010. The impairment on available for sale securities and other equity investments decreased $105,000 in 2010 as compared to 2009. Other smaller decreases included a $37,000 decrease in furniture and equipment expense and a $34,000 decrease in other operating expenses in 2010 as compared to 2009. These decreases were partially offset by increases in salaries and employee benefits, occupancy expenses and foreclosed asset expenses. Salaries and employee benefits increased $236,000, or

2.6% in 2010 as compared to 2009. Occupancy expenses increased $119,000 in 2010 as compared to 2009 primarily due to increased depreciation expense related to the opening of the Athens, Alabama office in April 2010. Expenses related to foreclosed assets saw a small increase of $28,000 in 2010 as compared to 2009. Foreclosed asset expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. Note 4 of the Consolidated Financial Statements gives more information on foreclosed asset expense.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC announced in 2009 increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments, which included $216,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in deposit insurance expense for 2009. As of December 31, 2011, $1.73 million of the prepaid FDIC insurance assessment remained to be expensed in future periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings which management believes is necessary to maintain the allowance for loan losses at a level considered adequate to absorb probable incurred losses on loans. The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio. The Bank utilizes an independent loan review function which considers past loan experience, collateral value and possible effects of prevailing economic conditions. Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered. Management performs calculations for the minimum allowance level needed and a final evaluation is made.

The provision for loan losses was $1,455,000 in 2011 compared to $4,750,000 in 2010. The decrease in provision for loan losses in 2011 was primarily due to a reduction in net charge-offs of $1,856,000 in 2011 as compared to 2010. An improvement in non-performing loans in 2011 also contributed to a reduction of the provision for loan losses in 2011 as compared to 2010. The size of the provision for loan losses in 2010 primarily reflected the effects of the continued sluggishness in local and national economic conditions and the resulting deterioration in the loan portfolio, particularly within the real estate segment of the portfolio and primarily real estate construction and development loans. Increases in nonperforming loans, net charge-offs and an overall increase in the Corporation's allowance for loan losses in relation to loan balances during 2010 and 2009 were the primary reasons for the elevated level in the provision for 2010. The Bank's collateral, for substantially all construction and development loans, is its primary source of repayment and as the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, the Corporation in 2010 increased its allowance for loan losses which led to increased provision expense in 2010. The provision for loan losses is likely to continue at elevated levels in 2012 when compared to years prior to 2008 due to continuing challenging economic conditions, negatively impacting the Corporation's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, trends in net charge-offs, trends in delinquencies and nonaccrual loans, trends in unemployment, trends in classified and criticized loans, loan growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.

INCOME TAXES

Income tax expense includes federal and state taxes on taxable earnings. Income taxes were $2,830,000 and $1,313,000 in 2011 and 2010, respectively. There was a $33,000 income tax benefit in 2009. The effective tax rates were 31.2%, 24.6%, and -1.5% in 2011, 2010 and 2009, respectively. The increase in the effective tax rates for 2011 and 2010 was primarily a result of increased income before taxes while tax free income was proportionally lower as compared to 2009.

The Corporation had net deferred tax assets of $3,222,000 at December 31, 2011, as compared to a net deferred tax asset of $5,439,000 at December 31, 2010. The deferred tax asset resulting from the allowance for loan losses was the largest component of the deferred tax asset in both periods. The Corporation has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

FINANCIAL CONDITION

LOANS

Management's historical focus has been to promote loan growth in the Corporation's target markets, emphasizing the expansion of business in the Corporation's trade areas. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. In 2011, loans declined slightly, following a larger decline in 2010; however, the Corporation's total loans shrank as loan demand softened and economic conditions, particularly in real estate construction and development, impaired potential borrower creditworthiness. Total loans net of unearned fees decreased $2.0 million from December 31, 2010 to December 31, 2011. The major categories of loans showing the largest decrease during 2011 included commercial loans with a decrease of $5.0 million, construction and land development loans with a decrease of $4.5 million and residential real estate loans of $1.9 million. These decreases were partially offset by increases in commercial real estate loans of $4.9 million, consumer loans of $3.5 million and agricultural real estate loans of $2.6 million.

Over the last three years, average total loans decreased by $13.8 million, or 3.8%, in 2011, decreased by $33.2 million, or 8.5%, in 2010 and increased by $33.5 million, or 9.4%, in 2009, in each case over the prior year. The decrease in average loans outstanding in 2011 and 2010 as compared to the previous year led to an increase of $32.3 million and $22.2 million in average investment securities in 2011 and 2010, respectively, over the previous year as the funds previously used for loan fundings were placed in the investment portfolio. The growth in deposits was the primary funding source for this increase in average loan demand in 2009.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (37% of the total loans) and 1-4 family residential loans (24% of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the Corporation has concentrations of credit, defined as 25% or more of total risk-based capital, of loans secured by hotel and motel properties (35% of total risk-based capital), loans to lessors of residential buildings and dwellings (35% of total risk-based capital), loans secured by subdivision land (31% of total risk-based capital) and loans to lessors of nonresidential buildings, excluding mini-warehouses (28% of total risk-based capital). Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate, particularly conditions impacting residential and commercial real estate, which continued to experience deterioration throughout 2011. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Limestone and Madison Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is adequate to absorb probable incurred losses in the loan portfolio.

The amounts of loans outstanding, excluding deferred loan fees, at the indicated dates are shown in the following table according to type of loan. Loans held for sale are included in the following table.

LOAN PORTFOLIO
	December 31,
	2011	2010	2009	2008	2007
	(in thousands of dollars)
Construction and land development	$27,256	$31,742	$40,912	$55,484	$21,828
Commercial and industrial	29,519	34,561	38,853	34,120	30,712
Agricultural	5,006	5,099	5,940	7,642	8,260
Real estate - farmland	36,826	34,228	35,243	35,923	33,551
Real estate - residential	84,313	86,234	90,797	91,757	77,961
Real estate - nonresidential, nonfarm	127,470	122,549	127,496	137,749	115,478
Installment - individuals	26,195	22,679	24,757	26,668	24,607
Other loans(1)	6,331	7,007	8,086	9,672	9,604
	$342,916	$344,099	$372,084	$399,015	$322,001
	=========	=========	=========	=========	=========

(1) Includes student loans, non-taxable loans, overdrafts, and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2011 (excluding residential mortgage, home equity and installment-individual loans).

	Due in one year or less	Due after one year but in or before five years	Due after five years	Total
	(in thousands of dollars)
Construction and land development	$11,112	$15,526	$618	$27,256
Commercial and industrial	11,438	12,911	5,170	29,519
Agricultural	3,658	1,348	-	5,006
Real estate-farmland	15,438	18,257	3,131	36,826
Real estate-nonresidential, nonfarm	38,971	79,733	8,766	127,470
Total selected loans	$80,617	$127,775	$17,685	$226,077
	===========	============	===========	===========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2011.

	Due in one year or less	Due after one year but in or before five years	Due after five years	Total
Percent of total selected loans	35.66%	56.52%	7.82%	100.00%
Cumulative percent of total	35.66%	92.18%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year

Fixed rate loans		$122,296	$8,958	$131,254
Variable rate loans		5,479	8,727	14,206
Total		$127,775	$17,685	$145,460
		===========	===========	===========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period and average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and provisions for loan losses which have been charged to expense.

	For year ended December 31,
	2011	2010	2009	2008	2007

	(in thousands of dollars)

Loans, net of unearned income	$340,554	$342,559	$370,609	$396,926	$321,071
	=========	=========	=========	=========	=========
Daily average amount of loans	$343,625	$357,377	$390,555	$357,053	$300,051
	=========	=========	=========	=========	=========
Balance of allowance for
possible loan losses at
beginning of period	$7,997	$7,085	$5,220	$3,467	$3,473
Less charge-offs:
Construction and land
development	528	1,572	1,974	-	-
Commercial and industrial	337	161	164	85	29
Agricultural	17	7	-	-	-
Real estate-farmland	1	257	60	-	-
Real estate-residential	832	492	1,098	97	255
Real estate-nonresidential,
nonfarm	192	1,123	87	120	-
Installment-Individuals	307	332	223	173	233
Other loans	-	-	-	-	-
	2,214	3,944	3,606	475	517
Add recoveries:
Construction and land
development	90	-	-	-	-
Commercial and Industrial	6	17	21	11	13
Agricultural	3	6	8	11	25
Real estate-farmland	-	-	-	-	-
Real estate-residential	74	6	7	49	32
Real estate-nonresidential,
nonfarm	13	6	-	7	34
Installment-Individuals	46	70	104	115	143
Other loans	-	1	3	2	3
	232	106	143	195	250

Net loans charged off	1,982	3,838	3,463	280	267

Provision charged to expense	1,455	4,750	5,328	2,033	261
Balance at end of period	$7,470	$7,997	$7,085	$5,220	$3,467
	=========	=========	=========	=========	=========
Net charge-offs as percentage of
average loans outstanding:	0.58%	1.07%	0.89%	0.08%	0.09%

Net charge-offs as percentage of:
Provision for loan losses	136.2%	80.8%	65.0%	13.8%	102.3%
Allowance for loan losses	26.5%	48.0%	48.9%	5.4%	7.7%

Allowance at end of period to
loans, net of unearned income	2.19%	2.33%	1.91%	1.32%	1.08%

As seen in the above table, net loans charged-off decreased in 2011 to $1,982,000 from $3,838,000 and $3,463,000 in 2010 and 2009, respectively. Net charged-off loans declined significantly in 2011 as compared to 2010; however, net charged-off loans remained at elevated levels in 2011 as weak economic conditions continued. Net loans charged-off in 2011 consisted of net losses on construction and land development loans of $438,000, net losses on real estate loans of $938,000, net losses on commercial and industrial loans of $331,000, net losses on loans to individuals of $261,000 and net losses on agricultural loans of $14,000. This compared to net loans charged-off in 2010 which consisted of net losses on construction and land development loans of $1,572,000, net losses on real estate loans of $1,860,000, net losses on commercial and industrial loans of $144,000, net losses on loans to individuals of $262,000, net losses on agricultural loans of $1,000 and net recoveries on other loans of $1,000. The allowance for loan losses at the end of 2011 was $7,470,000, or 2.19% of outstanding loans, net of unearned income, as compared to $7,997,000, or 2.33% of outstanding loans, net of unearned income, and $7,085,000, or 1.91% of outstanding loans, net of unearned income in 2010 and 2009, respectively. Net loans charged-off amounted to 0.58% of average total loans outstanding in 2011, 1.07% in 2010 and 0.89% in 2009.

The allowance for loan losses was 0.8 times the balance of nonaccrual loans at the end of 2011 compared to 0.6 times in 2010 and 0.9 times in 2009. Nonaccrual loans decreased $3,662,000 to $9,591,000 at December 31, 2011 from $13,253,000 at December 31, 2010 primarily due to a decrease in construction and land development loans and 1 to 4 family residential loans classified as nonaccrual. The decrease in nonaccrual loans in 2011 was primarily due to foreclosure upon the collateral securing several loans, thus moving the underlying collateral to other real estate owned. Nonaccrual loans increased $5,698,000 to $13,253,000 at December 31, 2010 from $7,555,000 at December 31, 2009 primarily due to an increase in residential real estate loans, commercial real estate loans and construction and land development loans classified as nonaccrual. Much of the increase in nonaccrual loans at December 31, 2010 was due to 3 larger relationships that were placed on nonaccrual during 2010. Management believes that the allowance for loan losses as of December 31, 2011 is adequate, but if economic conditions deteriorate beyond management's expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through significant additional provision for loan losses. Charge-offs are expected to remain at elevated levels in 2012 resulting in elevated provision for loan losses in 2012 as compared to years prior to 2009.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	December 31,
	2011	2010	2009	2008	2007

	(amounts in thousands of dollars)
Allowance applicable to:
Construction and land development	$1,199	$1,475	$1,296	$1,009	$168
Commercial and industrial loans	678	1,035	1,130	712	847
Agricultural loans	33	42	81	74	121
Real estate-farmland	766	724	541	367	310
Real estate-residential	1,327	1,274	1,308	844	565
Real estate-nonresidential
nonfarm	3,058	3,023	1,998	1,383	951
Installment-individual	390	384	628	755	447
Other loans	19	40	103	76	58
	$7,470	$7,997	$7,085	$5,220	$3,467
	========	========	========	========	========
Percentages of loans by
category to total loans:
Construction and land development	7.95%	9.22%	11.00%	13.91%	6.78%
Commercial and industrial loans	8.61%	10.04%	10.44%	8.55%	9.54%
Agricultural loans	1.46%	1.48%	1.60%	1.92%	2.57%
Real estate-farmland	10.74%	9.95%	9.47%	9.00%	10.42%
Real estate-residential	24.59%	25.06%	24.40%	23.00%	24.21%
Real estate-nonresidential
nonfarm	37.17%	35.62%	34.27%	34.52%	35.86%
Installment-individual	7.64%	6.59%	6.65%	6.68%	7.64%
Other loans	1.84%	2.04%	2.17%	2.42%	2.98%
	100.00%	100.00%	100.00%	100.00%	100.00%
	========	========	========	========	========

The Corporation monitors changes in the credit quality, terms and loan concentrations in its loan portfolio. Construction and land development loans decreased $4.5 million, or 14.1%, at year-end 2011, following a decrease of $9.2 million, or 22.4%, at year-end 2010 as compared to year-end 2009, following a decrease of $14.6 million, or 26.3%, at year-end 2009 as compared to year-end 2008. However, these decreases followed a significant increase of $33.7 million, or 154.2%, at year-end 2008 as compared to year-end 2007, primarily due to increases in loans secured by subdivision land, reflecting the Corporation's expansion into more growth-oriented urban areas in Alabama. Overall loan volume declined slightly at year-end 2011 as compared to year-end 2010. The Corporation evaluates its exposure level to loan concentrations periodically to determine any amount of additional allowance allocations that is necessary based on these concentrations.

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

From December 31, 2010 to December 31, 2011, nonaccruing loans decreased to $9,591,000 from $13,253,000 following an increase from $7,555,000 at year-end 2009. The elevated levels on nonaccrual loans in each year were primarily a result of weak economic conditions negatively impacting many loan customers, particularly construction and land development loans, 1-4 family real estate loans and commercial real estate loans. There were $1,059,000 in restructured loans as of December 31, 2011, which included commercial real estate loans and construction and land development loans. There were $2,742,000 in restructured loans as of December 31, 2010, all of which were commercial real estate loans. Since no loans classified as troubled debt restructurings included interest rate reductions as part of the modification, and modifications only changed the timing of cash flows as the loans were placed on interest-only payments for a period of time, the Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $7,111,000 at December 31, 2011, a decrease of $5,593,000 from $12,704,000 at December 31, 2010. The Bank was able to sell a significant amount of other real estate owned in 2011 resulting in a net gain on the sales of $238,000 in 2011. These properties had previously been marked to fair values based upon updated appraisals. The continued weak economic conditions led to the elevated levels of other real estate owned in 2011 and 2010 as compared to periods prior to 2009. Other real estate owned is likely to remain at elevated levels throughout 2012 as are the related foreclosure/repossession expenses as compared to periods prior to 2009. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan losses.

The following table summarizes the Corporation's nonaccrual loans, loans past due 90 days or more but accruing interest, restructured loans and other real estate owned. Troubled debt restructurings in the following table includes only those troubled debt restructurings that are accruing interest.
	December 31,
	2011	2010	2009	2008	2007

	(in thousands of dollars)
Nonaccrual loans	$9,591	$13,253	$7,555	$3,029	$428
Troubled debt restructurings	268	2,742	7,307	0	0
Other real estate owned	7,111	12,704	12,550	247	672
Loans past due ninety days or
more as to interest or principal
payment but still accruing	24	0	8	2	0

The amount of interest income actually recognized on nonaccrual loans during 2011, 2010 and 2009 was $258,000, $121,000 and $95,000, respectively. The additional amount of interest income that would have been recorded during 2011, 2010 and 2009, if the above nonaccrual loans had been current in accordance with their original terms, was $973,000, $818,000 and $595,000, respectively. No interest was foregone on troubled debt restructurings in 2011, 2010 and 2009.

Loans that are classified as "substandard" by the Bank represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. At December 31, 2011, there were approximately $7,622,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $12,003,000 in loans that were classified as "substandard" and accruing interest at December 31, 2010. At December 31, 2011, management was not aware of any specifically identified loans, other than those classified as "substandard" that represent significant potential problems or that management has doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank have appropriate internal controls and although the Corporation and the Bank conduct regular and thorough loan reviews, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb probable incurred losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also,

as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. See "Critical Accounting Policies" for more information pertaining to the Corporation's allowance for loan losses.

SECURITIES

The securities portfolio consists primarily of U.S. government agency securities, U.S. government-sponsored entities securities, marketable bonds of states, counties and municipalities, and corporate bonds. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and repurchase agreements and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of investment and other securities at the dates indicated:
	December 31,
	2011	2010	2009

	(in thousands of dollars)
Available-for-sale
U.S. treasury securities	$100	$101	$104
U.S. government-sponsored
entities	116,408	104,655	85,782
Mortgage-backed securities - residential	62,884	43,835	16,677
Obligations of states and
political subdivisions	38,078	42,559	49,199
Other securities	-	45	88
Total securities	$217,470	$191,195	$151,850
	==========	=========	=========

The following table sets forth the maturities of securities at December 31, 2011 and the average yields of such securities. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2011.

	U.S. Treasuries,
	Government Agencies	State and
	and Government-	Political	Other Debt
	Sponsored Enterprises	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Due in one year or less:
Amount	$3,669	$4,464	-	$8,133
Yield	1.66%	4.51%	-	3.22%

Due after one year through
five years:
Amount	$95,539	$18,256	-	$113,795
Yield	1.53%	4.62%	-	2.03%

Due after five years through
ten years:
Amount	$17,299	$14,842	-	$32,141
Yield	1.94%	3.93%	-	2.86%

Due after ten years:
Amount	-	$516	-	$516
Y ield	-	4.34%	-	4.34%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $32.3 million, or 19.6%, to $197.6 million during 2011 as compared to $165.3 million for 2010. Average non-taxable securities decreased by $1.6 million, or 4.1%, in 2011 while average taxable securities increased by $34.0 million, or 27.0%, to account for the overall increase in average investments. The increase in total average securities during 2011 was primarily a result of lower average loan balances in 2011 that led to excess funds being placed in the investment portfolio. Total average securities increased by $22.2 million, or 15.5%, to $165.3 million during 2010 as compared to $143.0 million for 2009. Average non-taxable securities decreased by $13.3 million, or 25.2%, in 2010 while average taxable securities increased by $35.5 million, or 39.3%, to account for the overall increase in average investments. The increase in total average securities during 2010 was primarily a result of lower average loan balances in 2010 that led to excess funds being placed in the investment portfolio.

The Corporation saw an increase in the fair value of its investment securities portfolio at December 31, 2011 as compared to December 31, 2010. There was an unrealized gain on securities, net of tax, of $2,238,000 at December 31, 2011 as compared to an unrealized loss on securities, net of tax, of $293,000 at December 31, 2010. The primary cause for unrealized gains and losses within the portfolio at each year-end is the impact movements in market rates have had in comparison to the underlying yields on these securities. Market interest rates moved lower in the latter part of 2011, causing the investments held by the Corporation to increase in market value at December 31, 2011 as compared to December 31, 2010. If interest rates continue to move lower in 2012, the Corporation's investments securities would likely see an acceleration of prepayments, which would negatively impact the net interest margin as re-investment would occur in a lower interest rate environment.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including certificates of deposits in excess of $100,000. Average deposits increased by $5.8 million, or 1.1%, to $548.7 million in 2011, by $8.6 million, or 1.6%, to $542.9 million in 2010, and by $35.9 million, or 7.2%, to $534.4 million in 2009.

The average amount of deposits for the periods indicated is summarized in the following table:
	For the years ended December 31,
	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$80,390	0.00%	$76,069	0.00%	$70,040	0.00%

Interest bearing
demand deposits	97,739	0.22%	83,028	0.36%	74,319	0.59%
Savings deposits	94,596	0.43%	79,870	0.51%	71,954	0.84%
Time deposits of
$100,000 or more	139,140	1.67%	159,531	2.27%	179,470	2.84%
Other time deposits	136,834	1.48%	144,439	2.05%	138,535	2.81%
Total interest bearing
deposits	468,309	1.06%	466,868	1.56%	464,278	2.16%

Total deposits	$548,699		$542,937		$534,318
	===========		===========		===========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2011 are summarized as follows (in thousands of dollars):
3 months or less	$26,406
Over 3 months through 6 months	30,527
Over 6 months through 12 months	41,284
Over 1 year	38,934
Total	$137,151
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

The Corporation began using reciprocal brokered deposits in 2009 and had $0.8 million and $1.0 million of such deposits at December 31, 2011 and 2010, respectively. These are customer deposits which the bank has swapped for deposits of other banks so that the entire customer deposit with the Bank is spread among other banks and the Bank's customer is able to acquire FDIC insurance coverage for the full amount of his/her deposit. The Corporation has not traditionally used brokered deposits as a funding source and had no brokered deposits at year-end 2011 and 2010 other than the reciprocal brokered deposits described above.

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
	Amount
	2011	2010	2009

	(in thousands of dollars)
Commitments to extend credit and
unused lines of credit	$49,502	$56,724	$56,956
Standby letters of credit	2,265	2,586	2,437
Mortgage loans sold with repurchase
requirements outstanding	10,305	9,348	9,173

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

Marketable securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $8.1 million at December 31, 2011, representing 3.7% of the investment securities portfolio as compared to $9.0 million at December 31, 2010, representing 4.7% of the investment securities portfolio. Monthly principal paydowns received on mortgage-backed securities also provide additional liquidity. Management believes that the investment securities portfolio, along with additional sources of liquidity, including cash and cash equivalents, federal funds sold and maturing loans, provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the Bank has short-term liquidity needs. As of December 31, 2011, the Bank had $20.0 million available under these lines. At December 31, 2011, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2011 equaled $74,000 at an average interest rate of 1.08%. For 2010 the average daily federal funds purchased equaled $16,000 at an average interest rate of 1.22%. For 2009 the average daily federal funds purchased equaled $29,000 at an average interest rate of 0.98%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2011, the Bank had total borrowings of $7,326,000 and had approximately $19,962,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term securities and fixed rate loans. Similarly, time deposits, especially those $100,000 and over, are much more interest-sensitive than are savings accounts. At December 31, 2011, the Corporation had a total of $98.2 million in certificates of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations at December 31, 2011 as summarized in the table below.
	Payments due by period
	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total

	(Dollars in thousands)
Certificates of deposit	$199,724	$49,762	$20,161	$4	$269,651
Repurchase agreements	1,851	-	-	-	1,851
Borrowings	1,141	6,113	55	17	7,326
Standby letters of credit	1,645	620	-	-	2,265
Operating leases	107	-	-	-	107
Total	$204,468	$56,495	$20,216	$21	$281,200
	==========	==========	==========	==========	==========

Commitments to extend credit	$2,498	$-	$-	$-	$2,498
	==========	==========	==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 1.5% in 2011 and 2.0% in 2010. Average shareholder's equity increased 6.7% in 2011 and 2.2% in 2010. The Corporation's equity capital was $59,767,000 at December 31, 2011 as compared to $52,664,000 at December 31, 2010. The Corporation's equity capital was positively impacted at year-end 2011 by an unrealized gain on available-for-sale securities, net of tax, of $2,238,000 as compared to an unrealized loss on available-for-sale securities, net of tax, of $293,000 at year-end 2010. These unrealized gains and losses are excluded from capital in the Bank's and Corporation's calculation of regulatory capital. The Corporation's Tier I capital increased 8.6% from year-end 2010 to year-end 2011.

The Corporation's average equity-to-average asset ratio (excluding unrealized gain/loss on investment securities) was 9.0% and 8.5% in 2011 and 2010, respectively. The increase in the Corporation's average assets declined in 2011 and 2010 as compared to earlier periods to help the Corporation increase and maintain its capital position. Management expects the Corporation to continue to maintain a somewhat slower growth rate in 2012 as it seeks to sustain and improve its capital position. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. Federal Reserve Board guidelines generally state that dividends should be reduced if they exceed net income for the prior four quarters, of if prospective earnings retention is not adequate for a holding company's capital needs or overall current financial condition. The ratio of dividends to net income was 31.4% in 2011, 38.8% in 2010 and 111.6% in 2009.

As of December 31, 2011, the authorized number of common shares was 10 million shares, with 1,570,428 shares issued and outstanding.

The Federal Reserve, the OCC and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily shareholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. Under the Federal Reserve's regulations, for a bank holding company, like the Corporation, to be considered "well capitalized" it must maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level. In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained by most bank holding companies. As of December 31, 2011, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.
			Required			To Be Well Capitalized
			For Capital			Under Applicable
	Actual		Adequacy Purposes			Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars	in	thousands)
As of December 31, 2011
Total Capital to risk weighted assets
Corporation	$62,769	15.06%	$33,354	>	8.00%	$41,692	>	10.00%
Bank	62,188	14.92	33,349	>	8.00	41,686	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	57,529	13.80	16,677	>	4.00	25,015	>	6.00
Bank	56,948	13.66	16,674	>	4.00	25,012	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	57,529	9.15	25,137	>	4.00
Bank	56,948	9.06	25,133	>	4.00	31,417	>	5.00

As of December 31, 2010
Total Capital to risk weighted assets
Corporation	$58,249	13.87%	$33,597	>	8.00%	$41,997	>	10.00%
Bank	57,855	13.78	33,592	>	8.00	41,991	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	52,958	12.61	16,799	>	4.00	25,198	>	6.00
Bank	52,563	12.52	16,796	>	4.00	25,194	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	52,958	8.68	24,407	>	4.00
Bank	52,563	8.62	24,404	>	4.00	30,505	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In April 2011, the Financial Accounting Standards Board ("FASB") amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the Accounting Standards Update ("ASU") clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor's ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact upon the Corporation's financial statements.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Corporation is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder's equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder's equity.

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of December 31, 2011, the -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 5.1% and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 4.9%, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,626,000, or 12.3 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $518,000, or 2.4 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the very small change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2011. Non-maturity deposits such as NOW accounts, money market accounts and savings accounts are not included in the following table.

	Expected Maturity Date for year ending December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$4,082	$2,830	$2,135	$2,876	$3,195	$20,278	$35,396	$34,090
Average interest rate	5.67%	5.59%	4.80%	5.01%	4.69%	4.59%	4.85%

Fixed rate	118,167	87,222	63,603	10,568	12,973	14,794	307,327	307,937
Average interest rate	7.53%	6.93%	7.12%	6.27%	5.86%	5.42%	7.06%

Securities	41,660	28,401	20,692	21,089	15,633	89,995	217,470	217,470
Average interest rate	1.93%	1.88%	2.46%	2.29%	2.33%	2.57%	2.30%

Federal funds sold and other	23,124	-	-	-	-	-	23,124	23,124
Average interest rate	0.20%						0.20%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	4,197	1,497	-	-	-	-	5,694	5,694
Average interest rate	1.38%	1.17%					1.32%

Fixed rate	195,527	36,428	11,837	10,123	10,038	4	263,957	265,590
Average interest rate	1.13%	1.65%	2.86%	2.56%	2.15%	5.50%	1.37%

Securities sold under
repurchase agreement	1,851	-	-	-	-	-	1,851	1,851
Average interest rate	1.59%						1.59%

Long-term borrowings	1,141	1,077	5,036	38	17	17	7,326	7,733
Average interest rate	5.05%	5.12%	2.96%	5.97%	5.42%	4.87%	3.63%

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

March 15, 2012

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

Management of First Pulaski National Corporation, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company's internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on the specified criteria.

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

/s/Mark A. Hayes                                                                                                  /s/Tracy Porterfield
Mark A. Hayes                                                                                                       Tracy Porterfield
Chairman of the Board & Chief Executive Officer                                             Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiary ("Company") as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Pulaski National Corporation and subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                                                                                                      /s/Crowe Horwath LLP
                                                                                                                                      Crowe Horwath LLP
Brentwood, Tennessee
March 15, 2012

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
ASSETS
	2011	2010
Cash and due from banks	$32,182,394	$15,353,132
Federal funds sold	1,640,000	1,690,000
Total cash and cash equivalents	33,822,394	17,043,132

Interest bearing balances with banks	543,832	541,058
Securities available for sale	217,469,728	191,195,324

Loans held for sale	2,168,816	1,310,965

Loans
Loans net of unearned income	340,553,701	342,558,758
Allowance for loan losses	(7,470,322)	(7,996,961)
Total net loans	333,083,379	334,561,797

Bank premises and equipment	18,760,960	19,356,498
Accrued interest receivable	3,351,127	3,316,236
Other real estate owned	7,110,969	12,703,579
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,789,213	10,438,189
Prepaid FDIC insurance	1,731,418	2,316,796
Deferred tax assets, net	3,221,632	5,439,368
Prepayments and other assets	1,518,844	1,390,777
TOTAL ASSETS	$635,098,812	$601,140,219
	==========	=========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$88,005,413	$75,966,080
Interest bearing	471,225,835	457,357,446
Total deposits	559,231,248	533,323,526

Securities sold under repurchase agreements	1,850,824	1,803,023
Other borrowed funds	7,326,366	7,545,351
Accrued interest payable	863,878	1,320,721
Other liabilities	6,059,192	4,483,135
TOTAL LIABILITIES	575,331,508	548,475,756

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized - 10,000,000 shares;
1,570,428 and 1,564,350 shares issued and outstanding, respectively	1,570,428	1,564,350
Capital surplus	1,601,845	1,323,023
Retained earnings	54,357,140	50,070,308
Accumulated other comprehensive income (loss), net	2,237,891	(293,218)

TOTAL SHAREHOLDERS' EQUITY	59,767,304	52,664,463

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$635,098,812	$601,140,219
	==========	=========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009
	2011	2010	2009
INTEREST INCOME
Loans, including fees	$24,131,721	$24,894,110	$26,330,616
Securities:
Taxable	3,215,452	2,998,180	2,894,722
Non-taxable	1,225,583	1,375,528	1,925,995
Federal funds sold and other	56,627	69,215	39,469
Dividends	84,875	86,778	90,558
Total Interest Income	28,714,258	29,423,811	31,281,360

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	215,022	301,014	439,848
Money market deposit accounts	306,886	299,088	453,259
Other savings deposits	95,846	104,450	147,734
Time certificates of deposit of $100,000 or more	2,318,208	3,614,261	5,103,036
All other time deposits	2,025,023	2,966,009	3,898,526
Securities sold under repurchase agreements	33,892	30,360	26,766
Other borrowed funds	273,293	285,778	258,830
Total Interest Expense	5,268,170	7,600,960	10,327,999

NET INTEREST INCOME	23,446,088	21,822,851	20,953,361

Provision for loan losses	1,455,000	4,750,000	5,327,702

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,991,088	17,072,851	15,625,659

NON-INTEREST INCOME
Service charges on deposit accounts	2,198,672	2,139,031	2,233,215
Commissions and fees	300,902	328,815	373,494
Other service charges and fees	1,002,589	855,032	506,804
Income on company-owned life insurance	351,024	397,401	407,054
Security gains, net	132,760	1,072,441	81,554
Mortgage banking income	772,638	776,493	515,005
Other income	364,597	341,478	158,756
Total Non-interest Income	5,123,182	5,910,691	4,275,882

NON-INTEREST EXPENSES
Salaries and employee benefits	10,248,952	9,354,188	9,118,163
Occupancy expense, net	1,895,054	1,840,610	1,721,257
Furniture and equipment expense	729,064	724,327	761,119
Advertising and public relations	571,388	447,328	461,291
Impairment on available for sale securities and other
equity investments	-	39,200	144,408
Foreclosed assets, net	199,922	992,247	963,969
FDIC insurance expense	636,492	924,048	1,177,448
Other operating expenses	3,754,585	3,320,495	3,354,938
Total Non-interest Expenses	18,035,457	17,642,443	17,702,593

Income before income taxes	9,078,813	5,341,099	2,198,948
Applicable income tax (benefit) expense	2,829,824	1,312,723	(32,664)

NET INCOME	$6,248,989	$4,028,376	$2,231,612
	==========	==========	==========
Earnings per common share:
Basic	$3.98	$2.58	$1.43
	==========	==========	==========
Diluted	$3.98	$2.58	$1.43
	==========	==========	==========

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,248,989	$4,028,376	$2,231,612
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	1,455,000	4,750,000	5,327,702
Depreciation	1,012,753	1,045,302	917,584
Amortization and accretion of investment securities, net	1,404,322	1,041,035	662,251
Deferred income tax benefit	647,015	(1,080,836)	(1,167,790)
(Gain) loss on sale or write-downs of other assets	(510,674)	301,418	397,111
Security gains, net	(132,760)	(1,072,441)	(81,554)
Stock-based compensation expense	134,750	134,750	134,750
Loans originated for sale	(28,552,444)	(27,514,025)	(22,958,456)
Proceeds from sale of loans	28,467,231	28,116,751	23,974,583
Mortgage banking income	(772,638)	(776,493)	(515,005)
Impairment of available for sale securities and other equity investments	-	39,200	144,408
Increase in cash surrender value of company-owned life insurance	(351,024)	(397,401)	(407,054)
(Increase) decrease in interest receivable	(34,891)	813,141	468,650
Decrease (increase) in prepayments and other assets	457,311	1,021,383	(2,998,094)
Decrease in accrued interest payable	(456,843)	(311,006)	(668,734)
(Decrease) increase in accrued taxes	(39,733)	135,456	(480,610)
Increase in other liabilities	1,615,789	1,217,768	253,479

Cash Provided by Operating Activities, net	10,592,153	11,492,378	5,234,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(123,596,278)	(179,788,066)	(85,221,498)
Proceeds from sales of securities available for sale	6,760,940	35,666,787	6,917,122
Proceeds from maturities of securities available for sale	93,391,203	101,484,084	63,771,790
Increase in interest bearing balances with banks	(2,774)	(3,258)	(2,292)
Purchase of company-owned life insurance	-	-	(359,000)
Net (increase) decrease in loans	(3,723,280)	18,070,978	9,375,748
Capital expenditures	(417,191)	(1,527,269)	(2,137,381)
Proceeds from sale of other assets	9,849,958	5,688,085	782,977

Cash Used by Investing Activities, net	(17,737,422)	(20,408,659)	(6,872,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	-	5,000,000
Borrowings repaid	(218,985)	(233,678)	(612,493)
Net increase (decrease) in securities sold under repurchase agreements	47,801	(156,121)	235,086
Net increase (decrease) in deposits	25,907,722	(9,653,489)	12,479,758
Cash dividends paid	(1,962,157)	(1,564,111)	(2,491,247)
Proceeds from exercise of stock options, including tax benefit	-	21,020	30,371
Proceeds from issuance of common stock	150,150	121,220	243,870

Cash (Used) Provided by Financing Activities, net	23,924,531	(11,465,159)	14,885,345

INCREASE (DECREASE) IN CASH, net	16,779,262	(20,381,440)	13,247,644
CASH AND CASH EQUIVALENTS, beginning of year	17,043,132	37,424,572	24,176,928
CASH AND CASH EQUIVALENTS, end of year	$33,822,394	$17,043,132	$37,424,572
	===========	===========	==========

Supplemental cash flow information
Interest paid	$5,725,013	$7,911,966	$10,996,733
Income taxes paid	2,323,000	2,193,796	1,797,728

Supplemental noncash disclosures
Transfers from loans to other real estate owned	3,751,635	6,167,790	13,478,580

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2011, 2010 and 2009
					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss), net	Total
Balance at January 1, 2009	1,551,407	$1,551,407	$649,985	$47,865,678	$965,798	$51,032,868

Comprehensive income:
Net income	-	-	-	2,231,612	-	2,231,612

Reclassification adjustment
for gains included in net
income, net of tax	-	-	-	-	(50,327)	(50,327)

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	818,608	818,608

Comprehensive income						2,999,893

Cash dividends paid $1.60
per share	-	-	-	(2,491,247)	-	(2,491,247)

Compensation expense for
restricted stock	-	-	134,750	-	-	134,750

Tax benefit arising from exercise
of director stock options	-	-	5,896	-	-	5,896

Exercise of stock options	725	725	23,750	-	-	24,475

Issuance of new common stock	5,272	5,272	149,938	-	-	155,210

Issuance of common stock through
dividend reinvestment plan	1,612	1,612	87,048	-	-	88,660
Balance at December 31, 2009	1,559,016	1,559,016	1,051,367	47,606,043	1,734,079	51,950,505

Comprehensive income:
Net income	-	-	-	4,028,376	-	4,028,376

Reclassification adjustment
for gains included in net
income, net of tax	-	-	-	-	(661,803)	(661,803)

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	(1,365,494)	(1,365,494)

Comprehensive income						2,001,079

Cash dividends paid $1.00
per share	-	-	-	(1,564,111)	-	(1,564,111)

Compensation expense for
restricted stock	-	-	134,750	-	-	134,750

Tax benefit arising from exercise
of director stock options	-	-	4,020	-	-	4,020

Exercise of stock options	500	500	16,500	-	-	17,000

Issuance of new common stock	2,450	2,450	(2,450)	-	-	-

Issuance of common stock through
dividend reinvestment plan	2,384	2,384	118,836	-	-	121,220
Balance at December 31, 2010	1,564,350	1,564,350	1,323,023	50,070,308	(293,218)	52,664,463

Comprehensive income:
Net income	-	-	-	6,248,989	-	6,248,989

Reclassification adjustment
for gains included in net
income, net of tax	-	-	-	-	(81,926)	(81,926)

Change in unrealized
gains (losses) on AFS
securities, net of tax	-	-	-	-	2,613,035	2,613,035

Comprehensive income						8,780,098

Cash dividends paid $1.25
per share	-	-	-	(1,962,157)	-	(1,962,157)

Compensation expense for
restricted stock	-	-	134,750	-	-	134,750

Issuance of new common stock	2,450	2,450	(2,450)	-	-	-

Issuance of common stock through
dividend reinvestment plan	3,628	3,628	146,522	-	-	150,150
Balance at December 31, 2011	1,570,428	$1,570,428	$1,601,845	$54,357,140	$2,237,891	$59,767,304
	=========	==========	==========	==========	==============	=========

The accompanying notes are an integral part of these financial statements.

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation: The consolidated financial statements include First Pulaski National Corporation (the "Corporation") and its wholly owned subsidiary, First National Bank of Pulaski (the "Bank"), as well as the Bank's wholly owned subsidiary First Pulaski Reinsurance Company ("FPRC"), all of which are together referred to as the "Company." Intercompany transactions and balances are eliminated in consolidation.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Commercial loans include loans for commercial or industrial purposes to business enterprises that are not secured by real estate. Commercial loans are typically made on the basis of the borrower's ability to repay from the cash flow of the borrower's business. Commercial loans are generally secured by accounts receivable, inventory and equipment. The collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Company seeks to minimize these risks through its underwriting standards.

Commercial and Agricultural Real Estate loans include loans secured by non-residential real estate, including farmland and improvements thereon. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic and weather conditions may affect the repayment ability of these loans.

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Corporation is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder's equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder's equity.

Note 2 - Securities

The amortized cost and fair value of the available for sale securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Note 2 - Securities - (Continued)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2011	Cost	Gains	Losses	Value
U.S. treasury securities	$100,107	$26	$-	$100,133
U.S. government sponsored entities	114,896,330	1,522,270	11,008	116,407,592
Obligations of states and
political subdivisions	36,668,186	1,437,841	27,737	38,078,290
Mortgage-backed securities: residential	62,178,656	767,916	62,859	62,883,713
Total	$213,843,279	$3,728,053	$101,604	$217,469,728
	==========	==========	==========	==========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gains	Losses	Value
U.S. treasury securities	$100,302	$366	$-	$100,668
U.S. government sponsored entities	105,559,892	394,738	1,299,026	104,655,604
Obligations of states and
political subdivisions	42,270,477	815,757	527,179	42,559,055
Mortgage-backed securities: residential	43,712,835	481,610	359,248	43,835,197
Total debt securities	191,643,506	1,692,471	2,185,453	191,150,524
Equity securities	27,200	17,600	-	44,800
Total	$191,670,706	$1,710,071	$2,185,453	$191,195,324
	==========	==========	==========	==========

Sales of available for sale securities were as follows:
	2011	2010	2009
Proceeds	$6,760,940	$35,666,787	$6,917,122
Gross gains	132,760	1,103,228	91,982
Gross losses	-	30,787	10,428

The tax provision related to these net realized gains and losses was $(50,834), $(410,638) and $(31,227), respectively.

The amortized cost and fair value of debt securities at year end 2011 are shown below by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Maturity
Due in one year or less	$8,073,086	$8,133,473
Due after one year through five years	111,995,003	113,794,564
Due after five years through ten years	31,104,758	32,141,684
Due after ten years	491,776	516,294
Mortgage-backed - residential	62,178,656	62,883,713
TOTAL	$213,843,279	$217,469,728
	===========	==========

Securities pledged at year-end 2011 and 2010 had a carrying amount of $96,653,044 and $87,602,230, respectively, and were pledged to secure public deposits and securities sold under repurchase agreements.

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than U.S. government agencies and U.S. government-sponsored entities, in an amount greater than 10% of shareholders' equity. All mortgage-backed securities held were issued by U.S. government agencies or U.S. government-sponsored entities.

Note 2 - Securities (Continued)

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$8,505,750	$11,008	$-	$-	$8,505,750	$11,008
Obligations of states and
political subdivisions	1,125,358	17,763	254,050	9,974	1,379,408	27,737
Mortgage-backed securities
- residential	15,573,390	62,859	-	-	15,573,390	62,859
Total temporarily impaired
Securities	$25,204,498	$91,630	$254,050	$9,974	$25,458,548	$101,604
	==========	=========	=========	========	==========	========

2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$62,919,080	$1,299,026	$-	$-	$62,919,080	$1,299,026
Obligations of states and
political subdivisions	11,676,609	527,179	-	-	11,676,609	527,179
Mortgage-backed securities
- residential	27,736,295	359,248	-	-	27,736,295	359,248
Total temporarily impaired
Securities	$102,331,984	$2,185,453	$-	$-	$102,331,984	$2,185,453
	==========	=========	=========	========	==========	========

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at the point in time when the assessment is being made.

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

Note 2 - Securities (Continued)

As of December 31, 2011, the Company's security portfolio consisted of 319 securities, 20 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company's residential mortgage-backed securities. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

The Company's equity securities at December 31, 2010 consisted of floating rate preferred stock issued by Federal National Mortgage Association ("FNMA"). For the year ended December 31, 2008, the Company recognized a $1,952,721 pre-tax charge for the other-than-temporary decline in fair value. A $39,200 pre-tax charge was recognized for the other-than-temporary decline in fair value on these Fannie Mae securities in the second quarter of 2010 as the fair value of these securities declined further. The Company sold these equity securities in the first quarter of 2011 and recorded a gain of $107,197 on the sale.

Note 3 - Loans

Loans at year end were as follows:

		2011	2010
	Commercial	$29,518,794	$34,561,396
	Commercial and agricultural real estate:
	Commercial real estate	127,470,394	122,548,942
	Agricultural real estate	36,825,448	34,227,577
	Construction and land development	27,255,729	31,742,216
	Residential real estate
	Home equity line of credit	17,573,194	18,850,939
	1-4 family closed-end first lien	60,979,977	61,751,357
	1-4 family closed-end junior lien	2,593,391	3,175,461
	Multi-family	997,839	1,144,978
	Consumer	26,194,891	22,678,901
Other		11,337,367	12,105,971
	Subtotal	340,747,024	342,787,738
Less:	Net deferred loan fees	(193,323)	(228,980)
	Allowance for loan losses	(7,470,322)	(7,996,961)
	Loans, net	$333,083,379	$334,561,797
		===========	==========

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
December 31, 2011	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(27,456)	257,810	161,679	810,414	267,371	(14,818)	1,455,000
Loans charged-off	(336,842)	(192,970)	(528,111)	(831,718)	(307,441)	(17,052)	(2,214,134)
Recoveries	6,442	13,181	90,190	74,094	46,002	2,586	232,495
Ending allowance balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
	=========	==========	=========	=========	=========	=========	=========

Note 3 - Loans (Continued)

Activity in the allowance for loan losses was as follows:

	2010	2009
Beginning balance	$7,085,316	$5,219,956
Provision for loan losses	4,750,000	5,327,702
Loans charged-off	(3,943,873)	(3,605,212)
Recoveries	105,518	142,870
Ending balance	$7,996,961	$7,085,316
	=========	=========

The loan balances in the following tables related to credit quality do not include approximately $2,292,000 in accrued interest receivable and $193,000 in deferred loan fees as of December 31, 2011 and approximately $2,225,000 in accrued interest receivable and $229,000 in deferred loan fees as of December 31, 2010. Accrued interest receivable is a component of the Company's recorded investment in loans.

The following table presents the balance in the allowance for loan losses and loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

		Commercial	Construction
		and Agricultural	and Land	Residential
December 31, 2011	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$146,311	$106,227	$-	$-	$-	$252,538
Collectively evaluated for impairment	677,655	3,678,756	1,092,501	1,327,170	389,576	52,126	7,217,784
Total ending allowance balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
	=========	==========	=========	=========	=========	=========	=========
Loans:
Loans individually evaluated for impairment	$48,405	$3,195,817	$1,643,830	$2,736,506	$-	$-	$7,624,558
Loans collectively evaluated for impairment	29,470,389	161,100,025	25,611,899	79,407,895	26,194,891	11,337,367	333,122,466
Total ending loans balance	$29,518,794	$164,295,842	$27,255,729	$82,144,401	$26,194,891	$11,337,367	$340,747,024
	=========	==========	=========	=========	=========	=========	=========

		Commercial	Construction
		and Agricultural	and Land	Residential
December 31, 2010	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$166,590	$108,252	$125,124	$-	$-	$399,966
Collectively evaluated for impairment	1,035,511	3,580,456	1,366,718	1,149,256	383,644	81,410	7,596,995
Total ending allowance balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
	=========	==========	=========	=========	=========	=========	=========
Loans:
Loans individually evaluated for impairment	$68,442	$5,873,675	$3,272,054	$3,317,219	$-	$-	$12,531,390
Loans collectively evaluated for impairment	34,492,954	150,902,844	28,470,162	81,605,516	22,678,901	12,105,971	330,256,348
Total ending loans balance	$34,561,396	$156,776,519	$31,742,216	$84,922,735	$22,678,901	$12,105,971	$342,787,738
	=========	==========	=========	=========	=========	=========	=========

Note 3 - Loans (Continued)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2011. The unpaid principal balance has been reduced for net charge-offs in the table below.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Loan	Loan Losses	Loan	Income	Interest
	Balance	Balance	Allocated	Balance	Recognized	Recognized
With no related allowance recorded:
Commercial	$48,405	$48,405	$-	$57,439	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	2,597,072	2,597,072	-	2,688,848	33,623	33,623
Residential real estate:
1-4 family closed-end	2,736,506	2,736,506	-	3,069,752	116,021	116,021
Construction and land development	723,352	723,352	-	1,976,132	-	-
With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial and agricultural real estate:
Commercial real estate	598,745	598,745	146,311	622,258	-	-
Residential real estate:
1-4 family closed-end	-	-	-	-	-	-
Construction and land development	920,478	920,478	106,227	1,216,617	-	-
	$7,624,558	$7,624,558	$252,538	$9,631,046	$152,505	$152,505
	=========	=========	=========	=========	=========	=========

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2010. The unpaid principal balance has been reduced for net charge-offs in the table below.

	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$68,442	$68,442	$-
Commercial and agricultural real estate :
Commercial real estate	5,230,181	5,230,181	-
Residential real estate:
1-4 family closed-end	2,997,634	2,997,634	-
Construction and land development	1,861,553	1,861,553	-
With an allowance recorded:
Commercial and agricultural real estate :
Commercial real estate	643,494	643,494	166,590
Residential real estate:
1-4 family closed-end	319,585	319,585	125,124
Construction and land development	1,410,242	1,410,501	108,252
	$12,531,131	$12,531,390	$399,966
	=========	=========	=========

Note 3 - Loans (Continued)

 The following table presents information for impaired loans as of December 31:

	2010	2009
Average of individually impaired loans during the year	$12,907,114	$8,824,125
Interest income recognized during impairment	326,397	170,568
Cash-basis interest income recognized	120,617	95,183

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

The following table presents nonaccrual and loans past due 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2011	2010	2011	2010
Commercial	$59,028	$218,262	$-	$-
Commercial and agricultural real estate :
Commercial real estate	3,504,851	3,096,537	-	-
Agricultural real estate	378,527	125,710	-	-
Residential real estate:
Home equity line of credit	-	-	-	-
1-4 family closed-end first lien	3,983,744	4,781,841	-	-
1-4 family closed-end junior lien	6,250	469,085	-	-
Multi-family	-	-	-	-
Construction and land development	1,539,053	4,278,154	-	-
Consumer	92,786	233,827	23,684	-
Other	26,507	49,146	-	-
	$9,590,746	$13,252,562	$23,684	$-
	==========	==========	==========	==========

The following table presents the aging of past due loans as of December 31, 2011 by class of loans:

		90 days
	30-89 Days	or more	Total	Loans Not
December 31, 2011	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$333,697	$10,623	$344,320	$29,174,474	$29,518,794
Commercial and agricultural real estate :
Commercial real estate	1,810,872	2,003,558	3,814,430	123,655,964	127,470,394
Agricultural real estate	137,201	249,228	386,429	36,439,019	36,825,448
Residential real estate:
Home equity line of credit	82,698	-	82,698	17,490,496	17,573,194
1-4 family closed-end first lien	2,000,183	894,097	2,894,280	58,085,697	60,979,977
1-4 family closed-end junior lien	113,240	-	113,240	2,480,151	2,593,391
Multi-family	-	-	-	997,839	997,839
Construction and land development	1,375,760	457,065	1,832,825	25,422,904	27,255,729
Consumer	527,327	60,439	587,766	25,607,125	26,194,891
Other	69,375	27,066	96,441	11,240,926	11,337,367
	$6,450,353	$3,702,076	$10,152,429	$330,594,595	$340,747,024
	=========	=========	=========	==========	==========

The above table of past due loans includes nonaccrual loans of $3,016,993 in the loans not past due category, $2,895,361 in the 30-89 days past due category and $3,678,392 in the 90 days and greater past due category.

Note 3 - Loans (Continued)

The following table presents the aging of past due loans as of December 31, 2010 by class of loans:

		90 days
	30-89 Days	or more	Total	Loans Not
December 31, 2010	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$346,719	$85,117	$431,836	$34,129,560	$34,561,396
Commercial and agricultural real estate :
Commercial real estate	560,969	1,985,389	2,546,358	120,002,584	122,548,942
Agricultural real estate	114,519	125,710	240,229	33,987,348	34,227,577
Residential real estate:
Home equity line of credit	114,848	-	114,848	18,736,091	18,850,939
1-4 family closed-end first lien	3,084,041	1,663,835	4,747,876	57,003,481	61,751,357
1-4 family closed-end junior lien	189,356	60,995	250,351	2,925,110	3,175,461
Multi-family	-	-	-	1,144,978	1,144,978
Construction and land development	473,735	1,558,551	2,032,286	29,709,930	31,742,216
Consumer	714,702	172,033	886,735	21,792,166	22,678,901
Other	29,839	33,506	63,345	12,042,626	12,105,971
	$5,628,728	$5,685,136	$11,313,864	$331,473,874	$342,787,738
	=========	=========	=========	==========	==========

The above table of past due loans includes nonaccrual loans of $4,648,327 in the loans not past due category, $2,919,099 in the 30-89 days past due category and $5,685,136 in the 90 days and greater past due category.

Troubled Debt Restructurings

During the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010. The Company has not committed to lend any additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings. The modifications in the table below are all related to modifying the monthly payments to require interest only rather than principal and interest and extending the maturity date for periods ranging from 6 months to 12 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Commercial real estate	1	$791,257	$791,257
Construction and land development	2	267,922	267,922
	3	$1,059,179	$1,059,179
	=======	===========	===========

The troubled debt restructurings described above did not increase the allowance for loan losses and did not result in charge offs during the year ended December 31, 2011.

Note 3 - Loans (Continued)

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011.

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically overdrafts and loans in process. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Note 3 - Loans (Continued)
		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$29,009,547	$125,766	$383,481	$-	$-
Commercial and agricultural real estate :
Commercial real estate	115,705,423	3,656,544	8,108,427	-	-
Agricultural real estate	35,611,655	819,682	394,111	-	-
Residential real estate:
Home equity line of credit	17,244,456	33,020	295,718	-	-
1-4 family closed-end first lien	55,194,491	1,177,666	4,607,820	-	-
1-4 family closed-end junior lien	2,194,417	101,553	297,421	-	-
Multi-family	997,839	-	-	-	-
Construction and land development	25,051,579	14,472	2,189,678	-
Consumer	25,625,547	170,075	399,269	-	-
Other	10,672,388	19,337	26,506	-	619,136
Total	$317,307,342	$6,118,115	$16,702,431	$-	$619,136
	==========	=========	=========	=========	=========

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$33,353,758	$111,401	$1,096,237	$-	$-
Commercial and agricultural real estate :
Commercial real estate	108,460,368	3,507,932	10,580,642	-	-
Agricultural real estate	33,534,967	174,269	518,341	-	-
Residential real estate:
Home equity line of credit	18,643,055	28,069	179,815	-	-
1-4 family closed-end first lien	55,231,087	1,031,548	5,169,137	319,585	-
1-4 family closed-end junior lien	2,434,095	8,343	733,023	-	-
Multi-family	1,144,978	-	-	-	-
Construction and land development	22,407,749	3,907,654	5,426,813	-
Consumer	21,824,500	294,091	560,310	-	-
Other	11,449,573	1,337	59,911	-	595,150
Total	$308,484,130	$9,064,644	$24,324,229	$319,585	$595,150
	==========	=========	=========	=========	=========

Note 4 - Real Estate Owned

Expenses related to foreclosed assets include:

	2011	2010	2009
Net loss (gain) on sales	$(238,492)	$(170,039)	$39,991
Direct write-downs	7,755	496,461	352,500
Operating expenses	430,659	665,825	571,478
Total expenses	$199,922	$992,247	$963,969
	=========	=========	=========

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

Note 5 - Fair Value (Continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	December 31, 2011 using			December 31, 2010 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. treasuries	$100,133		$100,133	$100,668		$100,668
Obligations of U.S. government
sponsored entities	116,407,592		116,407,592	104,655,604		104,655,604
Obligations of states and
political subdivisions	38,078,290		38,078,290	42,559,055		42,559,055
Mortgage-backed securities
- residential	62,883,713		62,883,713	43,835,197		43,835,197
Equity securities	-	-		44,800	44,800
Total	$217,469,728	$-	$217,469,728	$191,195,324	$44,800	$191,150,524
	===========	===========	============	============	===========	============

All mortgage-backed securities held were issued by U.S. government agencies or U.S. government-sponsored entities.

There were no significant transfers between Level 1 and Level 2 during 2011.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2011 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$1,805,814		$1,805,814
Residential real estate:
1-4 family closed-end	1,908,083		1,908,083
Construction & land development	455,430		455,430
Total impaired loans	$4,169,327		$4,169,327
	=============		=============
Other real estate owned
Residential real estate:
Home equity line of credit	$-		$-
1-4 family closed-end	-		-
Multi-family	576,690		576,690
Construction & land development	3,511,370		3,511,370
Total other real estate owned	$4,088,060		$4,088,060
	=============		=============

Note 5 - Fair Value (Continued)
		Fair Value Measurements at
		December 31, 2010 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$2,488,639		$2,488,639
Residential real estate:
1-4 family closed-end	197,508		197,508
Construction & land development	1,861,553		1,861,553
Total impaired loans	$4,547,700		$4,547,700
	=============		=============
Other real estate owned
Construction & land development	$4,056,100		$4,056,100
Total other real estate owned	$4,056,100		$4,056,100
	=============		=============

There were $4,169,327 in impaired loans measured for impairment using the fair value of the collateral at December 31, 2011, resulting in an additional provision for loan losses of $741,989 for the year ended December 31, 2011. There were $4,547,700 in impaired loans measured for impairment using the fair value of the collateral at December 31, 2010, resulting in an additional provision for loan losses of $1,558,966 for the year ended December 31, 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $7,110,969 for the year ended December 31, 2011. Included in this amount were properties that were written down to fair value totaling $4,088,060 resulting in additional foreclosed asset expense of $7,755 for the year ended December 31, 2011. Other real estate owned had a net carrying amount of $12,703,579 for the year ended December 31, 2010. Included in this amount were properties that were written down to fair value totaling $4,056,100 resulting in additional foreclosed asset expense of $496,461 for the year ended December 31, 2010.

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	2011		2010
	(In thousands)		(In thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$34,366	$34,366	$17,584	$17,584
Securities	217,470	217,470	191,195	191,195
Loans, net	335,252	334,556	335,873	333,421
Federal Home Loan Bank stock	1,527	N/A	1,527	N/A
Accrued interest receivable	3,351	3,351	3,316	3,316

Financial liabilities:
Deposits	559,231	560,864	533,324	535,620
Securities sold under repurchase agreements	1,851	1,851	1,803	1,803
Other borrowed funds	7,326	7,733	7,545	7,967
Accrued interest payable	864	864	1,321	1,321

Note 5 - Fair Value (Continued)
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

Note 6 - Premises and Equipment

Year-end premises and equipment were as follows:

	2011	2010
Land	$6,602,834	$6,438,371
Buildings	19,618,649	19,606,904
Furniture and equipment	7,151,134	7,020,988
Leasehold improvements	152,603	152,603
	$33,525,220	$33,218,866
Less: Accumulated depreciation	(14,764,260)	(13,862,368)
	$18,760,960	$19,356,498
	==========	==========

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $162,513, $169,850 and $217,180 for 2011, 2010, and 2009, respectively. Rent commitments, before considering renewal options that generally are present, were as follows:

2012	$106,873

Total	$106,873
=========

Note 7 - Deposits

Time deposits of $100,000 or more were $137,150,951 and $139,949,423 at year-end 2011 and 2010.

Scheduled maturities of time deposits for the next five years were as follows:

2012	$199,723,909
2013	37,924,632
2014	11,837,145
2015	10,123,281
2016	10,037,812

Overdrafts in the amounts of $919,314 and $854,989 were reclassified as loans as of December 31, 2011 and 2010, respectively.

Note 8 - Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are secured by U.S. government-sponsored entity securities with a carrying amount of $3,475,426 and $3,176,133 at year-end 2011 and 2010, respectively.

Securities sold under repurchase agreements are financing arrangements for certain of the Bank's customers that mature daily. At maturity, the securities underlying the agreements are returned from the customer to the Bank. Information concerning securities sold under repurchase agreements is summarized as follows:

	2011	2010	2009
Average daily balance during the year	$2,131,727	$1,909,560	$1,683,477
Average interest rate during the year	1.59%	1.59%	1.59%
Maximum month-end balance during the year	$2,502,990	$2,133,165	$1,959,144
Weighted average interest rate at year-end	1.59%	1.59%	1.59%

Note 9 - Other Borrowed Funds

At year end, advances from the Federal Home Loan Bank were as follows:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2011	2010	Rates	Dates
$-	$9,165	6.25%	2011
1,076,943	1,230,978	4.09%-7.40%	2012
1,073,207	1,099,209	5.09%	2013
5,000,000	5,000,000	2.94%	2014
99,439	119,116	6.50%	2016
76,777	86,883	4.87%	2018
$7,326,366	$7,545,351
==========	==========

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $58,295,280 and $57,257,335 of first mortgage loans under a blanket lien arrangement at year-end 2011 and 2010, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to an additional $19,962,000 at year-end 2011.

Payment Information

Required payments over the next five years are:

2012	$1,140,965
2013	1,077,212
2014	5,035,770
2015	37,964
2016	17,374
Thereafter	17,081
$7,326,366
==========

Note 10 - Income Taxes

Income tax expense (benefit) was as follows:

	2011	2010	2009
Current expense
Federal	$1,770,787	$1,906,853	$823,883
State	412,022	486,706	311,244
Deferred expense
Federal	537,180	(897,356)	(969,550)
State	109,835	(183,480)	(198,241)
Total expense (benefit)	$2,829,824	$1,312,723	$(32,664)
	==========	==========	==========

Effective tax rates differ from the federal statutory rate of 34% applied to income before taxes due to the following:

	2011	2010	2009

Federal taxes at statutory rate	$3,086,796	$1,815,974	$747,642
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(479,485)	(564,838)	(703,337)
State income taxes, net of federal
income tax benefit	344,426	200,129	74,582
Dividend received deduction	-	-	-
Increase in cash surrender value	(119,348)	(135,116)	(138,398)
Benefit of lower tax rates of First
Pulaski Reinsurance Company	(8,583)	(10,951)	-
Others, net	6,018	7,525	(13,153)
Provision for Income Taxes	$2,829,824	$1,312,723	$(32,664)
	==========	==========	==========

Note 10 - Income Taxes (Continued)

Year-end deferred tax assets and liabilities were due to the following:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,889,926	$3,091,575
Director benefit plans	1,147,710	901,186
Unrealized loss on available for sale securities	-	182,164
Impairment of available for sale securities	-	764,268
Deferred loan fees	74,023	87,676
Nonaccrual loan interest	634,520	423,702
Impairment of other real estate	139,975	325,067
Deferred credit insurance fees	54,388	58,828
Deferred gains on sale of other real estate	66,379	63,088
Other	50,597	53,683
Gross Deferred Tax Assets	5,057,518	5,951,237

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,388,557	-
Other securities	322,749	322,749
Prepaid expenses	109,516	174,836
Other	15,064	14,284
Gross Deferred Tax Liabilities	1,835,886	511,869
Net Deferred Tax Asset	$3,221,632	$5,439,368
	==========	==========

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

Unrecognized Tax Benefits

The amount of unrecognized tax benefits was $12,951 and $22,081 at December 31, 2011 and 2010, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any material amount accrued for interest and penalties for the years ended December 31, 2011 and 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The Company filed income tax returns in Alabama in 2005, 2006, 2007, 2008, 2009 and 2010. These returns are subject to examination. The Company is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2008.

Note 11 - Benefit Plans

Profit Sharing Plan: The Bank has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. According to the plan, the Bank's contribution will not exceed 15% of the total salary of all the participants. The plan expense was $971,603, $478,220 and $458,766 in 2011, 2010 and 2009, respectively.

Note 11 - Benefit Plans (Continued)

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of director fees deferred plus interest over 15 years, beginning with the individual's retirement, death or disability. A liability is accrued for the obligation under this plan. The expense incurred for the deferred compensation for each of the last three years was $705,546, $441,559 and $532,429 resulting in a deferred compensation liability of $2,997,415, $2,353,580 and $1,973,732, respectively.

Note 12 - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2011	2010	2009
Directors' fees and expense	$853,321	$579,834	$679,679
Stationery and supplies	154,499	190,238	185,419
Collection and professional fees	509,967	517,745	418,512
Postage	159,425	166,531	196,256
Data processing expense	598,381	535,385	484,561
Educational expense	143,110	62,683	123,419
Telecommunication expense	207,972	213,467	239,151
Other	1,127,910	1,054,612	1,027,941
	$3,754,585	$3,320,495	$3,354,938
	===========	===========	==========

Note 13 - Related Party Transactions

The following table summarizes loans to principal officers, directors and their affiliates for 2011:

Beginning balance	$2,115,610
New loans	644,297
Repayments	(979,330)
Balance at end of year	$1,780,577
===========

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $8,437,000 and $9,789,000, respectively.
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

The 2007 Equity Incentive Plan (the "2007 Plan") permits the Board of Directors to grant stock options and restricted share awards to key employees. A total of 100,000 shares were reserved under the 2007 Plan, of which the Company has awarded 12,250 shares of restricted stock to certain employees of the Company. The forfeiture restrictions with respect to these awards lapse on the one year anniversary of the date of grant.

Note 14 - Stock-based Compensation (Continued)
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

A summary of the stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan for 2011 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
Outstanding at January 1, 2011	8,000	$46.56

Granted	-	-
Exercised	-	-
Forfeited or expired	(1,000)	38.50
Outstanding December 31, 2011	7,000	$47.71	1.7	$-
	==========	==========	===========	=========

Fully vested	7,000	47.71	1.7	-

Exercisable at December 31, 2011	7,000	$47.71	1.7	$-
	==========	==========	===========	=========

Information related to stock option activity in the 2007 Plan, the 1997 Plan and the 1994 Directors' Plan during each year follows:

	2011	2010	2009
Intrinsic value of options exercised	$-	$10,500	$15,400
Cash received from option exercises	-	17,000	24,475
Tax benefit realized from option exercises	-	4,020	5,896
Weighted average fair value of options granted	-	-	-

As of December 31, 2011, there were no nonvested stock options; therefore there was no unrecognized compensation cost related to nonvested stock options granted under the plans. No compensation cost has been charged against income for these plans related to stock options for 2011, 2010 and 2009. The Company has a policy to issue new shares to satisfy the exercise of share options.

The 2007 Plan provides for the issuance of restricted shares to employees, directors and contractors of the Company. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the price, of which the Company is aware, at which the Company's Common Stock was traded on a date closest to the award date. These restricted shares vest at the rate of twenty percent on each anniversary of the grant date. Compensation expense of $134,750, $134,750 and $134,750 has been charged against income for these

Note 14 - Stock-based Compensation (Continued)

shares in 2011, 2010 and 2009, respectively, related to the grants of restricted shares. Total shares that remain available for issuance under the 2007 Plan were 87,750 at year end 2011, with 12,250 restricted shares granted that vest and are issued at the rate of twenty percent on each anniversary of the grant date.

A summary of changes in the Company's nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2011	5,700	$55.00
Granted	-	55.00
Vested	(2,450)	55.00
Forfeited	-	-

Nonvested at December 31, 2011	3,250	$55.00
	==========	=============

As of December 31, 2011, there was $114,927 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $105,750, $134,750, and $134,750, respectively.

Note 15 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits or to pay interest on deposits above certain rates. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Note 15 - Regulatory Capital Matters (Continued)

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

			Required			To Be Well Capitalized
			For Capital			Under Applicable
	Actual		Adequacy Purposes			Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars	in	thousands)
As of December 31, 2011
Total Capital to risk weighted assets
Corporation	$62,769	15.06%	$33,354	>	8.00%	$41,692	>	10.00%
Bank	62,188	14.92	33,349	>	8.00	41,686	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	57,529	13.80	16,677	>	4.00	25,015	>	6.00
Bank	56,948	13.66	16,674	>	4.00	25,012	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	57,529	9.15	25,137	>	4.00
Bank	56,948	9.06	25,133	>	4.00	31,417	>	5.00

As of December 31, 2010
Total Capital to risk weighted assets
Corporation	$58,249	13.87%	$33,597	>	8.00%	$41,997	>	10.00%
Bank	57,855	13.78	33,592	>	8.00	41,991	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	52,958	12.61	16,799	>	4.00	25,198	>	6.00
Bank	52,563	12.52	16,796	>	4.00	25,194	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	52,958	8.68	24,407	>	4.00
Bank	52,563	8.62	24,404	>	4.00	30,505	>	5.00

Dividend Restrictions - The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2012, the Bank could, without prior approval, declare dividends of approximately $7,471,000 plus any 2012 net profits retained to the date of the dividend declaration.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$2,497,700	$-	$4,976,116	$-
Unused Lines of credit	36,829,536	10,175,141	30,758,045	20,989,404
Standby letters of credit	2,265,295	-	2,586,386	-
Mortgage loans sold with repurchase
requirements outstanding	10,304,698	-	9,348,103	-

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments as of December 31, 2011 have interest rates ranging from 5.20% to 9.25% and maturities ranging from 6 months to 5 years.

Note 17 - Parent Company Only Condensed Financial Information

Condensed financial information of First Pulaski National Corporation follows:

CONDENSED BALANCE SHEETS
	December 31,
ASSETS	2011	2010
Cash	$478,660	$181,864
Investment in subsidiary, at equity	59,186,013	52,270,005
Other assets	108,951	218,821
TOTAL ASSETS	$59,773,624	$52,670,690
	==========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$6,320	$6,227
Total Liabilities	6,320	6,227
Shareholders' Equity	59,767,304	52,664,463
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,773,624	$52,670,690
	==========	=========

Note 17 - Parent Company Only Condensed Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2011	2010	2009
INCOME
Dividends from subsidiary	$1,822,157	$1,073,632	$2,101,013
Other income	275,175	625	200
	2,097,332	1,074,257	2,101,213
EXPENSES
Other expense	207,223	213,800	247,716

Income before income tax and undistributed
subsidiary income	1,890,109	860,457	1,853,497
Income tax expense (benefits)	26,019	(81,625)	(94,518)
Equity in undistributed earnings of subsidiary	4,384,899	3,086,294	283,597
NET INCOME	$6,248,989	$4,028,376	$2,231,612
	===========	===========	===========

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,248,989	$4,028,376	$2,231,612
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiary	(4,384,899)	(3,086,294)	(283,597)
Stock-based compensation expense	134,750	134,750	134,750
Decrease (increase) in other assets	109,870	(40,475)	(17,355)
Increase (decrease) in other liabilities	93	(6,735)	5,383
Cash Provided by Operating Activities	2,108,803	1,029,622	2,070,793

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,962,157)	(1,564,111)	(2,491,247)
Proceeds from exercise of stock options, including tax benefit	-	21,020	30,371
Proceeds from issuance of common stock	150,150	121,220	243,870
Cash Used by Financing Activities	(1,812,007)	(1,421,871)	(2,217,006)

INCREASE (DECREASE) IN CASH, net	296,796	(392,249)	(146,213)
CASH, beginning of year	181,864	574,113	720,326
CASH, end of year	$478,660	$181,864	$574,113
	===========	===========	===========

Note 18 - Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. The factors used in the earnings per share computation follow:

	2011	2010	2009
Net income	$6,248,989	$4,028,376	$2,231,612
Less: Distributed earnings allocated to participating securities	(3,063)	(2,450)	(3,920)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(6,694)	(3,861)	409

Net earnings allocated to common stock	$6,239,232	$4,022,065	$2,228,101
	==========	==========	==========

Weighted common shares outstanding
including participating securities	1,568,995	1,563,762	1,557,109
Less: Participating securities	(2,450)	(2,450)	(2,450)
Weighted average shares	1,566,545	1,561,312	1,554,659
	==========	==========	==========

Basic earnings per share	$3.98	$2.58	$1.43
	==========	==========	==========

Net earnings allocated to common stock	$6,239,232	$4,022,065	$2,228,101
	==========	==========	==========

Weighted average shares	1,566,545	1,561,312	1,554,659
Add: dilutive effects of assumed excercises of stock options	103	616	1,292
Average shares and dilutive potential common shares	1,566,648	1,561,928	1,555,951
	==========	==========	==========

Dilutive earnings per share	$3.98	$2.58	$1.43
	==========	==========	==========

Stock options for 6,500 shares for common stock were not considered in computing diluted earnings per share for 2011 because they were anti-dilutive. All stock options were considered in computing diluted earnings per share for 2010 since none were anti-dilutive.

Unvested restricted shares that include non-forfeitable rights to dividends are classified as participating securities and included in average outstanding shares for calculating basic earnings per share. As of December 31, 2011, there were 800 shares of unvested restricted stock that were not classified as participating securities.

Note 19 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects were as follows:

	2011	2010	2009
Unrealized holding gains (losses) on
available for sale securities	$4,234,591	$(2,211,580)	$1,326,540
Reclassification adjustment for losses (gains)
realized in income	(132,760)	(1,072,441)	(81,554)
Net unrealized gains (losses)	4,101,831	(3,284,021)	1,244,986
Tax effect	1,570,722	(1,256,724)	476,705
Net-of-tax amount	$2,531,109	$(2,027,297)	$768,281
	=========	=========	=========

The following is a summary of the accumulated other comprehensive balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	December 31,
	2010	Change	2011
Unrealized gains (losses) on securities
available for sale	$(293,218)	$2,531,109	$2,237,891
	=========	=========	=========

Note 20 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted

	(in thousands, except per share amounts)
2011
First quarter	$7,056	$5,586	$1,368	$0.87	$0.87
Second quarter	7,329	5,983	1,601	1.02	1.02
Third quarter	7,228	5,963	1,891	1.20	1.20
Fourth quarter	7,101	5,914	1,389	0.89	0.89

2010
First quarter	$7,329	$5,235	$587	$0.38	$0.38
Second quarter	7,545	5,591	1,064	0.68	0.68
Third quarter	7,364	5,479	1,374	0.88	0.88
Fourth quarter	7,186	5,518	1,003	0.64	0.64

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

The report of the Corporation's management on the Corporation's internal control over financial reporting is set forth on page 39 of this Annual Report on Form 10-K. The report of the Corporation's independent registered public accounting firm on the Corporation's internal control over financial reporting is set forth on page 40 of this Annual Report on Form 10-K.

There were no changes in the Corporation's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders. The information required by this item with respect to executive officers that are not also directors is set forth below:

NON-DIRECTOR EXECUTIVE OFFICERS OF FIRST NATIONAL BANK

Has Held
	Position	Office	Position with	Has Held This
Name	with Bank	Since	the Corporation	Position Since

Tracy Porterfield	Cashier and Chief	04/24/03	Chief Financial Officer	04/24/03
	Financial Officer		Secretary/Treasurer	03/16/04

Milton Nesbitt	Executive Vice-President	04/24/08	None	-
and Senior Credit Officer

Mr. Porterfield began employment with the Bank on December 14, 1992 in the Accounting Department. He has been employed by the Bank in various accounting positions and was named the Cashier of the Bank on June 13,

2000, Chief Financial Officer of the Bank and Corporation on April 24, 2003 and Secretary/Treasurer of the Corporation on March 16, 2004.

Mr. Nesbitt began employment with the Bank on February 11, 2002 as Loan Review Officer. Prior to his employment with the Bank, Mr. Nesbitt was employed as a bank examiner with the Office of the Comptroller of the Currency. Mr. Nesbitt was named the Senior Credit Officer on January 20, 2004 and was named Executive Vice- President and Senior Credit Officer on April 24, 2008.

All officers serve at the pleasure of the Board of Directors. No officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

The information required by this section with respect to transactions in the Corporation's common stock is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's audit committee financial expert is incorporated herein by reference to the section entitled "Description of the Board and Committees" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders.

The information required by this item with respect to the Corporation's code of conduct is incorporated herein by reference to the section titled "Proposal No. 1 - Election of Directors - Code of Conduct" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

Information required by this item is contained under the captions "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The following table summarizes information concerning the Corporation's equity compensation plans at December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by shareholders	7,000	$47.71	108,788(1)

Equity compensation plans not approved by shareholders	N/A	N/A	N/A
	________	________	________
Total	7,000	$47.71	108,788

(1) Includes 21,038 shares available for issuance under the Corporation's Employee Stock Purchase Plan at December 31, 2011.

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this item is contained under the caption "Proposal No. 1- Election of Directors - Director Independence" and "Certain Relationships and Related Transactions" in the Corporation's definitive proxy materials to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to the fees paid to, and services provided by, the Corporation's principal accountant is incorporated herein by reference to the section titled "Independent Registered Public Accounting Firm - Fees Incurred by the Corporation from its Independent Registered Accounting Firm During 2011 and 2010" in the Corporation's definitive proxy material to be filed in connection with the Corporation's 2012 Annual Meeting of Shareholders.

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

                                                                                                                                    FIRST PULASKI NATIONAL CORPORATION

                                                                                                                                    By:/s/Mark A. Hayes
                                                                                                                                         Mark A. Hayes
March 15, 2012                                                                                                              Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark A. Hayes Mark A. Hayes	Chairman of the Board & CEO, and Director (Principal Executive Officer)	March 15, 2012

/s/Tracy Porterfield Tracy Porterfield	Chief Financial Officer, Secretary/Treasurer (Principal Financial Officer and Accounting Officer)	March 15, 2012

/s/David E. Bagley David E. Bagley	Director	March 15, 2012

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 15, 2012

/s/Wade Boggs Wade Boggs	Director	March 15, 2012

/s/James H. Butler James H. Butler	Director	March 15, 2012

/s/William Lyman Cox	Director	March 15, 2012
William Lyman Cox

/s/Greg. G. Dugger, DDS Greg G. Dugger, DDS	Director	March 15, 2012

/s/Charles D. Haney Charles D. Haney, MD	Director	March 15, 2012

/s/Donald A. Haney Donald A. Haney	Director	March 15, 2012

/s/Larry K. Stewart	Director	March 15, 2012
Larry K. Stewart

/s/Linda Lee Rogers Linda Lee Rogers	Director	March 15, 2012

/s/R. Whitney Stevens, Jr. R. Whitney Stevens, Jr.	Director	March 15, 2012

/s/Bill Yancey Bill Yancey	Director	March 15, 2012

INDEX TO EXHIBITS

EXHIBIT NUMBER

3.1         Charter of the First Pulaski National Corporation (1)
3.2         Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filing purposes) (2).
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
21.1       List of Subsidiaries.*
23.1       Consent of Crowe Horwath LLP.*
31.1       Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2       Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32.1       Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.*
32.2       Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.*
101        Interactive Data File*

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