Form 10-Q
period 2012-03-31
FIRST PULASKI NATIONAL CORP
filed 2012-05-10
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31 , 2012

or

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

Common Stock, $1.00 par value -- 1,571,831 shares outstanding as of May 1, 2012.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
ASSETS
	March 31,	December 31,
	2012	2011
Cash and due from banks	$25,333,658	$32,182,394
Federal funds sold	6,365,000	1,640,000
Cash and cash equivalents	31,698,658	33,822,394

Interest bearing balances with banks	445,598	543,832
Securities available for sale	242,724,005	217,469,728

Loans held for sale	2,028,867	2,168,816

Loans
Loans net of unearned income	335,513,329	340,553,701
Allowance for loan losses	(7,177,794)	(7,470,322)
Total net loans	328,335,535	333,083,379

Bank premises and equipment	18,824,289	18,760,960
Accrued interest receivable	3,315,094	3,351,127
Other real estate	7,159,467	7,110,969
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,869,115	10,789,213
Prepaid FDIC insurance	1,616,397	1,731,418
Deferred tax assets, net	4,233,738	3,221,632
Prepayments and other assets	1,621,607	1,518,844

TOTAL ASSETS	$654,398,870	$635,098,812
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$91,518,604	$88,005,413
Interest bearing balances	487,823,751	471,225,835
Total deposits	579,342,355	559,231,248

Securities sold under repurchase agreements	1,923,406	1,850,824
Other borrowed funds	6,610,016	7,326,366
Accrued interest payable	873,317	863,878
Other liabilities	5,503,703	6,059,192

TOTAL LIABILITIES	594,252,797	575,331,508

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,571,481 and 1,570,428 shares issued and outstanding, respectively	1,571,481	1,570,428
Capital surplus	1,659,202	1,601,845
Retained earnings	56,304,412	54,357,140
Accumulated other comprehensive income, net	610,978	2,237,891

TOTAL SHAREHOLDERS' EQUITY	60,146,073	59,767,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$654,398,870	$635,098,812
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME:
Loans, including fees	$5,817,036	$5,932,720
Securities
Taxable	886,535	748,963
Non-taxable	266,800	329,495
Federal funds sold and other	15,446	12,187
Dividends	32,153	32,153
Total interest income	7,017,970	7,055,518

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	55,905	54,398
Savings & MMDAs	99,973	98,877
Time	896,000	1,239,189
Repurchase agreements	7,654	7,770
Borrowed funds	66,083	68,801
Total interest expense	1,125,615	1,469,035

NET INTEREST INCOME	5,892,355	5,586,483

Provision for loan losses	-	750,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,892,355	4,836,483

NON-INTEREST INCOME:
Service charges on deposit accounts	487,696	510,614
Commissions and fees	89,776	74,529
Other service charges and fees	282,229	232,598
Income on company-owned life insurance	79,902	89,875
Security gains, net	1,042,045	110,058
Mortgage banking income	262,049	148,744
Other income	20,178	293,236
Total non-interest income	2,263,875	1,459,654

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended
	March 31,
	2012	2011
NON-INTEREST EXPENSES:
Salaries and employee benefits	$2,613,823	$2,433,570
Occupancy expense, net	466,370	475,886
Furniture and equipment expense	178,916	160,903
Advertising and public relations	131,854	122,858
Foreclosed assets, net	243,753	140,712
FDIC insurance expense	124,277	226,923
Other operating expenses	851,050	800,734
Total non-interest expenses	4,610,043	4,361,586

Income before taxes	3,546,187	1,934,551
Applicable income taxes	1,205,583	566,335

NET INCOME	$2,340,604	$1,368,216
	============	============

Earnings per common share:
Basic	$1.49	$0.87
	============	============
Diluted	$1.49	$0.87
	============	============

Comprehensive income
Net income	$2,340,604	$1,368,216
Reclassification adjustment for gains included
in net income, net of tax	(643,046)	(67,917)
Change in unrealized gains (losses) on
available for sale securities, net of tax	(983,867)	512,089
Comprehensive income	$713,691	$1,812,388
	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2012

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2012	$1,570,428	$1,601,845	$54,357,140	$2,237,891	$59,767,304

Comprehensive income:
Net Income			2,340,604		2,340,604

Reclassification adjustment
for gains included in net
income, net of tax				(643,046)	(643,046)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				(983,867)	(983,867)

Comprehensive income					713,691

Cash Dividends
($0.25 per share)			(393,332)		(393,332)

Compensation expense for
restricted stock		33,687			33,687

Issuance of new common stock	450	(450)			-

Issuance of common stock through
dividend reinvestment plan	603	24,120			24,723

Balance, March 31, 2012	$1,571,481	$1,659,202	$56,304,412	$610,978	$60,146,073
	==========	===========	==========	============	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2011

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	$1,564,350	$1,323,023	$50,070,308	$(293,218)	$52,664,463

Comprehensive income:
Net Income			1,368,216		1,368,216

Reclassification adjustment
for gains included in net
income, net of tax				(67,917)	(67,917)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				512,089	512,089

Comprehensive income					1,812,388

Cash Dividends
($0.25 per share)			(391,813)		(391,813)

Compensation expense for
restricted stock		33,688			33,688

Issuance of new common stock	450	(450)			-

Issuance of common stock through
dividend reinvestment plan	705	28,905			29,610

Balance, March 31, 2011	$1,565,505	$1,385,166	$51,046,711	$150,954	$54,148,336
	==========	===========	==========	============	=========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,340,604	$1,368,216
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	-	750,000
Depreciation of premises and equipment	242,257	245,757
Amortization and accretion of investment securities, net	449,012	318,356
Deferred income tax (benefit) expense	(2,650)	651,890
Loss (gain) on sale of other assets	188,154	(246,817)
Security gains, net	(1,042,045)	(110,058)
Stock-based compensation expense	33,687	33,688
Loans originated for sale	(9,058,299)	(4,666,496)
Proceeds from sale of loans	9,460,297	5,579,205
Mortgage banking income	(262,049)	(148,744)
Increase in cash surrender value of life insurance	(79,902)	(89,875)
Decrease in accrued interest receivable	36,033	3,731
(Increase) decrease in prepayments/other assets	12,259	(574,015)
Increase (decrease) in accrued interest payable	9,439	(82,624)
Increase (decrease) in accrued taxes	229,868	(486,468)
(Decrease) increase in other liabilities	(785,356)	142,565
Net cash from operating activities	1,771,309	2,688,311

Cash flows from investing activities:
Proceeds from maturity of investment securities available for sale	17,857,179	13,000,212
Proceeds from sale of investment securities	41,263,183	3,893,335
Purchase of investment securities available for sale	(86,417,977)	(20,268,651)
Decrease (increase) in interest bearing balances with banks	98,234	(4,274)
Net decrease (increase) in loans	4,411,781	(3,701,895)
Capital expenditures	(323,449)	(102,466)
Proceeds from sale of other assets	117,274	4,010,644
Net cash used by investing activities	(22,993,775)	(3,173,095)

Cash flows from financing activities:
Net increase in deposits	20,111,107	17,054,277
Cash dividends paid	(393,332)	(391,813)
Proceeds from issuance of common stock	24,723	29,610
Net increase in securities sold under repurchase agreements	72,582	67,760
Borrowings repaid	(716,350)	(60,525)
Net cash from financing activities	19,098,730	16,699,309

Net increase (decrease) in cash and cash equivalents	(2,123,736)	16,214,525
Cash and cash equivalents at beginning of period	33,822,394	17,043,132
Cash and cash equivalents at end of period	$31,698,658	$33,257,657
	===========	==========
Supplemental cash flow information
Interest paid	1,116,176	1,551,659
Income taxes paid	938,000	988,000

Supplemental noncash disclosures
Transfers from loans to other real estate owned	342,063	1,659,744

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
       The 1994 employee stock purchase plan ("1994 Plan") permits the granting of rights to eligible employees of the registrant to acquire stock. A total of 150,000 shares were reserved under this plan and no shares were issued under the 1994 Plan during the first three months of 2012.
       As there are no unvested stock options as of January 1, 2012, and no stock options were granted in the first three months of 2012, there was no share-based compensation expense or tax benefit recorded in the first three months of 2012 related to stock options; however, as discussed below, the registrant incurred stock compensation expense in the first three months of 2012 related to the previously issued restricted shares. In addition, there were no unrecognized compensation costs related to stock options at March 31, 2012.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Below is a summary of the registrant's stock option activity for the 2011 fiscal year and the first three months of 2012:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2011	8,000	$46.56

Granted	-	-
Exercised	-	-
Expired	(1,000)	38.50
Outstanding December 31, 2011	7,000	47.71
	=========	==============
Exercisable December 31, 2011	7,000	$47.71
	=========	==============

Outstanding January 1, 2012	7,000	$47.71
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding March 31, 2012	7,000	47.71
	=========	==============
Exercisable March 31, 2012	7,000	$47.71
	=========	==============

       The aggregate intrinsic value of outstanding options shown in the table at March 31, 2012 was $0 based on $41.00 per share, the price of which the registrant is aware, at which the registrant's common stock was traded on a date closest to and/or prior to March 31, 2012. The weighted average remaining term of the stock options in the table above was 1.4 years as of March 31, 2012.
       No stock options were exercised and no cash was received from the exercise of stock options during the three months ended March 31, 2012 and 2011. There was no intrinsic value of stock options exercised for the three months ended March 31, 2012 and 2011.
       At March 31, 2012, the registrant had 87,750 shares reserved for award under its 2007 Equity Incentive Plan (the "2007 Plan"). During the first three months of 2012 the registrant did not grant any awards of restricted stock to employees of the Bank under the 2007 Plan. Compensation expense associated with restricted share awards, like those previously awarded under the 2007 Plan, is recognized over the time period that the restrictions associated with the awards lapse. During the three months ended March 31, 2012, the registrant recognized $33,687 in compensation costs attributable to all restricted stock awards issued under the 2007 Plan. A summary of activity for restricted share awards for the three months ended March 31, 2012 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2012	3,250	$55.00
Granted	-	55.00
Vested	(450)	55.00
Forfeited	-	-

Nonvested at March 31, 2012	2,800	$55.00
	===========

       The registrant expects to satisfy the exercise of stock options and the future grants of other equity-based awards, by issuing shares of common stock from authorized but unissued shares. At March 31, 2012, the registrant had approximately 8.4 million authorized but unissued shares of common stock.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       As of March 31, 2012, there was $81,239 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized within the next year. The total fair value of shares vested during the three months ended March 31, 2012 and 2011was $18,450 and $18,900, respectively.

Note 3

Recent Accounting Pronouncements:
       In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on the consolidated financial statements.
       In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholders' equity and is now reported in the statement of income and comprehensive income.

Note 4

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2012 and December 31, 2011 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
U.S. government sponsored entities	$117,360,264	$521,737	$721,903	$117,160,098
Obligations of states and
political subdivisions	36,614,662	1,021,148	303,076	37,332,734
Mortgage-backed securities-residential	87,759,000	805,192	333,019	88,231,173
Total	$241,733,926	$2,348,077	$1,357,998	$242,724,005
	============	============	============	============
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. treasury securities	$100,107	$26	$-	$100,133
U.S. government sponsored entities	114,896,330	1,522,270	11,008	116,407,592
Obligations of states and
political subdivisions	36,668,186	1,437,841	27,737	38,078,290
Mortgage-backed securities-residential	62,178,656	767,916	62,859	62,883,713
Total	$213,843,279	$3,728,053	$101,604	$217,469,728
	============	============	============	============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The amortized cost and fair value of debt securities at March 31, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$7,342,017	$7,417,285
Due after one year through five years	81,508,856	82,156,555
Due after five years through ten years	60,408,406	60,413,741
Due after ten years	4,715,647	4,505,251
Mortgage-backed-residential	87,759,000	88,231,173
TOTAL	$241,733,926	$242,724,005
	============	============

       Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$67,467,188	$721,903	$-	$-	$67,467,188	$721,903
Obligations of states and
political subdivisions	7,234,692	294,644	254,550	8,432	7,489,242	303,076
Mortgage-backed securities
- residential	43,674,732	333,019	-	-	43,674,732	333,019
Total temporarily impaired
securities	$118,376,612	$1,349,566	$254,550	$8,432	$118,631,162	$1,357,998
	==========	========	=========	========	==========	=========

December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$8,505,750	$11,008	$-	$-	$8,505,750	$11,008
Obligations of states and
political subdivisions	1,125,358	17,763	254,050	9,974	1,379,408	27,737
Mortgage-backed securities
- residential	15,573,390	62,859	-	-	15,573,390	62,859
Total temporarily impaired
securities	$25,204,498	$91,630	$254,050	$9,974	$25,458,548	$101,604
	==========	========	=========	========	==========	=========

       Proceeds from sales of securities available for sale were $41,263,183 and $3,893,335 for the three months ended March 31, 2012 and 2011, respectively. Gross gains of $1,042,045 and $110,058 and no gross losses were realized on these sales for the first three months of 2012 and 2011, respectively.

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
       As of March 31, 2012, the registrant's security portfolio consisted of 304 securities, 86 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government-sponsored entities as well as mortgage-backed securities that are also obligations of U.S. government-sponsored entities or U.S. government agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 5

       Loans at March 31, 2012 and December 31, 2011 were as follows:

		March 31,	December 31,
		2012	2011
	Commercial	$25,010,596	$29,518,794
	Commercial and agricultural real estate:
	Commercial real estate	132,758,089	127,470,394
	Agricultural real estate	35,214,757	36,825,448
	Residential real estate:
	Home equity line of credit	16,390,113	17,573,194
	1-4 family closed-end first lien	60,125,424	60,979,977
	1-4 family closed-end junior lien	2,348,718	2,593,391
	Multi-family	1,457,968	997,839
	Construction and land development	27,112,905	27,255,729
	Consumer	25,050,853	26,194,891
Other		10,231,031	11,337,367
	Subtotal	335,700,454	340,747,024
Less:	Net deferred loan fees	(187,125)	(193,323)
	Allowance for loan losses	(7,177,794)	(7,470,322)
	Loans, net	$328,335,535	$333,083,379
		============	============

      The loan balances in the following tables related to credit quality do not include approximately $2,067,000 in accrued interest receivable and approximately $187,000 in deferred loan fees at March 31, 2012 and approximately $2,292,000 in accrued interest receivable and approximately $193,000 in deferred loan fees at December 31, 2011.
      The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2012 and loans by portfolio segment and based on impairment method as of March 31, 2012.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
Provision for loan losses	96,583	(14,895)	(52,496)	(51,506)	33,774	(11,460)	-
Loans charged-off	(99,002)	(74,691)	-	(54,874)	(112,063)	-	(340,630)
Recoveries	6,634	17,500	-	827	23,141	-	48,102
Ending balance	681,870	3,752,981	1,146,232	1,221,617	334,428	40,666	7,177,794
	==========	==========	=========	==========	==========	=========	=========
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$146,680	$83,371	$-	$-	$-	$230,051
Collectively evaluated for impairment	681,870	3,606,301	1,062,861	1,221,617	334,428	40,666	6,947,743
Total ending allowance balance	$681,870	$3,752,981	$1,146,232	$1,221,617	$334,428	$40,666	$7,177,794
	==========	==========	=========	==========	==========	=========	=========
Loans:
Loans individually evaluated for impairment	$48,018	$3,664,075	$1,420,397	$2,705,201	$-	$-	$7,837,691
Loans collectively evaluated for impairment	24,962,578	164,308,771	25,692,508	77,617,022	$25,050,853	10,231,031	327,862,763
Total ending loans balance	$25,010,596	$167,972,846	$27,112,905	$80,322,223	$25,050,853	$10,231,031	$335,700,454
	==========	==========	=========	==========	==========	=========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2011:
		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(128,440)	357,728	(30,538)	420,272	130,513	465	750,000
Loans charged-off	(147,928)	(40,159)	(115,046)	(226,062)	(88,055)	-	(617,250)
Recoveries	450	5,923	-	21,759	9,375	1,500	39,007
Ending balance	759,593	4,070,538	1,329,386	1,490,349	435,477	83,375	8,168,718
	==========	==========	==========	==========	==========	==========	=========

       The following table presents the balances in the allowance for loan losses and loans by portfolio segment and based on impairment method as of December 31, 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$146,311	$106,227	$-	$-	$-	$252,538
Collectively evaluated for impairment	677,655	3,678,756	1,092,501	1,327,170	389,576	52,126	7,217,784
Total ending allowance balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
	==========	==========	=========	==========	==========	==========	=========
Loans:
Loans individually evaluated for impairment	$48,405	$3,195,817	$1,643,830	$2,736,506	$-	$-	$7,624,558
Loans collectively evaluated for impairment	29,470,389	161,100,025	25,611,899	79,407,895	26,194,891	11,337,367	333,122,466
Total ending loans balance	$29,518,794	$164,295,842	$27,255,729	$82,144,401	$26,194,891	$11,337,367	$340,747,024
	==========	==========	=========	==========	==========	==========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2012. The unpaid principal balance has been reduced for net charge-offs in the following table.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Loan	Loan Losses	Loan	Income	Interest
	Balance	Balance	Allocated	Balance	Recognized	Recognized
With no related allowance recorded:
Commercial	$48,018	$48,018	$-	$147,163	$-	$-
Commercial and agricultural real estate:
Commercial real estate	3,063,985	3,064,708	-	3,119,693	24,540	24,540
Agricultural real estate	-	-	-	-	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	2,705,201	2,705,201	-	2,725,978	4,876	4,876
Multi-family	-	-	-	-	-	-
Construction and land development	723,352	723,352	-	723,352	-	-
With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial and agricultural real estate:
Commercial real estate	600,090	600,090	146,680	597,058	-	-
Agricultural real estate	-	-	-	-	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Construction and land development	697,045	697,045	83,371	801,644	-	-
	$7,837,691	$7,838,414	$230,051	$8,114,888	$29,416	$29,416
	=========	=========	=========	=========	=========	=========

       The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2011. The unpaid principal balance has been reduced for net charge-offs in the following table.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Loan	Loan Losses	Loan	Income	Interest
	Balance	Balance	Allocated	Balance	Recognized	Recognized
With no related allowance recorded:
Commercial	$61,572	$61,572	$-	$65,730	$-	$-
Commercial and agricultural real estate:
Commercial real estate	4,493,651	4,493,651	-	4,496,560	50,293	-
Agricultural real estate	-	-	-	-	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	2,956,102	2,956,102		2,985,068	52,128	52,128
Multi-family	-	-	-	-	-	-
Construction and land development	1,861,553	1,861,553		1,861,552	-	-
With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial and agricultural real estate:
Commercial real estate	1,428,072	1,428,072	208,525	1,431,063	-	-
Agricultural real estate	-	-	-	-	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	319,585	319,585	67,514	319,585	-	-
Multi-family	-	-	-	-	-	-
Construction and land development	1,377,001	1,377,047	126,688	1,387,077	-	-
	$12,497,536	$12,497,582	$402,727	$12,546,635	$102,421	$52,128
	=========	=========	=========	=========	=========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans as of December 31, 2011. The unpaid principal balance has been reduced for net charge-offs in the following table.

	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$48,405	$48,405	$-
Commercial and agricultural real estate:
Commercial real estate	2,597,072	2,597,072	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,736,506	2,736,506	-
Multi-family	-	-	-
Construction and land development	723,352	723,352	-
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate:
Commercial real estate	598,745	598,745	146,311
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	-	-	-
Multi-family	-	-	-
Construction and land development	920,478	920,478	106,227
	$7,624,558	$7,624,558	$252,538
	=========	=========	=========

       Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.
       The following table presents nonaccrual and loans past due 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011.

			Loans Past Due Over
	Nonaccrual		90 Days and Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Commercial	$103,935	$59,028	$-	$-
Commercial and agricultural real estate:
Commercial real estate	3,899,187	3,504,851	-	-
Agricultural real estate	378,929	378,527	-	-
Residential real estate:
Home equity line of credit	-	-	-	-
1-4 family closed-end first lien	3,654,286	3,983,744	-	-
1-4 family closed-end junior lien	-	6,250	-	-
Multi-family	-	-	-	-
Construction and land development	1,350,240	1,539,053	180,795	-
Consumer	67,507	92,786	-	23,684
Other	26,507	26,507	-	-
	$9,480,591	$9,590,746	$180,795	$23,684
	===========	===========	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the aging of past due loans as of March 31, 2012 and December 31, 2011 by class of loans:
March 31, 2012
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$372,168	$10,623	$382,791	$24,627,805	$25,010,596
Commercial and agricultural real estate:
Commercial real estate	3,342,399	2,873,984	6,216,383	126,541,706	132,758,089
Agricultural real estate	164,089	250,294	414,383	34,800,374	35,214,757
Residential real estate:
Home equity line of credit	186,717	-	186,717	16,203,396	16,390,113
1-4 family closed-end first lien	1,132,870	383,707	1,516,577	58,608,847	60,125,424
1-4 family closed-end junior lien	62,895	-	62,895	2,285,823	2,348,718
Multi-family	117,789	-	117,789	1,340,179	1,457,968
Construction and land development	608,932	1,531,035	2,139,967	24,972,938	27,112,905
Consumer	465,948	19,074	485,022	24,565,831	25,050,853
Other	84,440	26,507	110,947	10,120,084	10,231,031
	$6,538,247	$5,095,224	$11,633,471	$324,066,983	$335,700,454
	=========	=========	=========	==========	===========

December 31, 2011
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$333,697	$10,623	$344,320	$29,174,474	$29,518,794
Commercial and agricultural real estate:
Commercial real estate	1,810,872	2,003,558	3,814,430	123,655,964	127,470,394
Agricultural real estate	137,201	249,228	386,429	36,439,019	36,825,448
Residential real estate:
Home equity line of credit	82,698	-	82,698	17,490,496	17,573,194
1-4 family closed-end first lien	2,000,183	894,097	2,894,280	58,085,697	60,979,977
1-4 family closed-end junior lien	113,240	-	113,240	2,480,151	2,593,391
Multi-family	-	-	-	997,839	997,839
Construction and land development	1,375,760	457,065	1,832,825	25,422,904	27,255,729
Consumer	527,327	60,439	587,766	25,607,125	26,194,891
Other	69,375	27,066	96,441	11,240,926	11,337,367
	$6,450,353	$3,702,076	$10,152,429	$330,594,595	$340,747,024
	=========	=========	=========	==========	===========

       The above table includes nonaccrual loans of $3,400,115 and $3,016,993 in the loans not past due category, $2,114,302 and $2,895,361 in the 30-89 days past due category and $3,966,174 and $3,678,392 in the 90 days or more past due category as of March 31, 2012 and December 31, 2011, respectively.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Troubled Debt Restructurings:

       During the three-month period ending March 31, 2012, no loans were modified as troubled debt restructurings. The modification of the terms of loans usually include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
       The Company has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company has not committed to lend any additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
       There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification for the period ended March 31, 2012.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically overdrafts and loans in process. An analysis of loans by risk category is performed quarterly. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed as of each date, the risk category of loans by class of loans is as follows:

March 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$24,346,806	$187,617	$476,173	$-	$-
Commercial and agricultural real estate:
Commercial real estate	120,420,816	3,646,193	8,691,080	-	-
Agricultural real estate	33,838,464	983,444	392,849	-	-
Residential real estate:
Home equity line of credit	16,121,752	-	268,361	-	-
1-4 family closed-end first lien	54,666,894	836,277	4,622,253	-	-
1-4 family closed-end junior lien	1,893,936	164,881	289,901	-	-
Multi-family	1,457,968	-	-	-	-
Construction and land development	24,960,624	191,322	1,960,959	-
Consumer	24,507,659	171,418	371,776	-	-
Other	9,611,308	117,281	26,506	-	475,936
Total	$311,826,227	$6,298,433	$17,099,858	$-	$475,936
	==========	=========	=========	=========	=========

December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$29,009,547	$125,766	$383,481	$-	$-
Commercial and agricultural real estate:
Commercial real estate	115,705,423	3,656,544	8,108,427	-	-
Agricultural real estate	35,611,655	819,682	394,111	-	-
Residential real estate:
Home equity line of credit	17,244,456	33,020	295,718	-	-
1-4 family closed-end first lien	55,194,491	1,177,666	4,607,820	-	-
1-4 family closed-end junior lien	2,194,417	101,553	297,421	-	-
Multi-family	997,839	-	-	-	-
Construction and land development	25,051,579	14,472	2,189,678	-
Consumer	25,625,547	170,075	399,269	-	-
Other	10,672,388	19,337	26,506	-	619,136
Total	$317,307,342	$6,118,115	$16,702,431	$-	$619,136
	==========	=========	=========	=========	=========

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

       Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted

       Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
       Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by independent appraisers whose qualifications have been reviewed and verified by the Company. Once received, a member of the Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Recurring Basis

       Assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2012 using			December 31, 2011 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$-	$-	$-	$100,133	$-	$100,133
Obligations of U.S. Government
Sponsored Agencies	117,160,098	-	117,160,098	116,407,592	-	116,407,592
Obligations of States and
Political Subdivisions	37,332,734	-	37,332,734	38,078,290	-	38,078,290
Mortgage-backed securities
- residential	88,231,173	-	88,231,173	62,883,713	-	62,883,713
Total	$242,724,005	$-	$242,724,005	$217,469,728	$-	$217,469,728
	==========	==========	==========	==========	==========	==========

       There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Assets Measured on a Non-Recurring Basis

       Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2012 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$2,272,787		$2,272,787
Agricultural real estate	-		-
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	1,876,777		1,876,777
Multi-family	-		-
Construction & land development	455,430		455,430
Total impaired loans	$4,604,994		$4,604,994
	============		============
Other real estate owned
Residential real estate:
Home equity line of credit	$-		$-
1-4 family closed-end	-		-
Multi-family	576,690		576,690
Construction & land development	3,583,750		3,583,750
Total other real estate owned	$4,160,440		$4,160,440
	============		============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
		Fair Value Measurements at
		December 31, 2011 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$1,805,814		$1,805,814
Agricultural real estate	-		-
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	1,908,083		1,908,083
Multi-family	-		-
Construction & land development	455,430		455,430
Total impaired loans	$4,169,327		$4,169,327
	============		============
Other real estate owned
Residential real estate:
Home equity line of credit	$-		$-
1-4 family closed-end	-		-
Multi-family	576,690		576,690
Construction & land development	3,511,370		3,511,370
Total other real estate owned	$4,088,060		$4,088,060
	============		============

       There were $4,604,994 in impaired loans measured for impairment using the fair value of the collateral at March 31, 2012, resulting in an additional provision for loan losses of $154,859 for the three months ended March 31, 2012. There were $3,788,787 in impaired loans measured for impairment using the fair value of the collateral at March 31, 2011, resulting in an additional provision for loan losses of $28,200 for the three months ended March 31, 2011.
       Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $7,159,467 as of March 31, 2012. Included in this amount were properties that were written down to fair value totaling $4,160,440, resulting in additional foreclosed asset expense of $119,933 for the three months ended March 31, 2012. Other real estate owned had a net carrying amount of $10,590,698 as of March 31, 2011. Included in this amount were properties that were written down to fair value totaling $4,632,790, resulting in additional foreclosed asset expense of $705 in the three months ended March 31, 2011.
       Fair value measurements for impaired loans and other real estate owned are derived from appraisals received from independent appraisers and are discounted by 29.5%, resulting in Level 3 classification.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Carrying amount and estimated fair values of financial instruments at March 31, 2012 were as follows:
		Fair Value Measurements at
		March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial assets:
Cash and short-term investments	$32,144	$31,813	$331	$-	$32,144
Securities	242,724	-	242,724	-	242,724
Loans held for sale	2,029	-	2,029	-	2,029
Loans, net	328,336	-	-	328,612	328,612
Federal Home Loan Bank stock	1,527	N/A	N/A	N/A	N/A
Accrued interest receivable	3,315	-	1,248	2,067	3,315

Financial liabilities:
Deposits	579,342	313,163	267,596	-	580,759
Securities sold under repurchase agreements	1,923	1,923	-	-	1,923
Other borrowed funds	6,610	-	6,971	-	6,971
Accrued interest payable	873	9	864	-	873

       Carrying amount and estimated fair values of financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	(In thousands)
	Carrying Value	Fair Value
Financial assets:
Cash and short-term investments	$34,366	$34,366
Securities	217,470	217,470
Loans held for sale	2,169	2,169
Loans, net	333,083	332,387
Federal Home Loan Bank stock	1,527	N/A
Accrued interest receivable	3,351	3,351

Financial liabilities:
Deposits	559,231	560,864
Securities sold under repurchase agreements	1,851	1,851
Other borrowed funds	7,326	7,733
Accrued interest payable	864	864

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The methods and assumptions not previously described used to estimate fair value are described as follows:
       Carrying amount is the estimated fair value for cash and short term investments, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully and are classified as Level 1. For deposits with stated maturities fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk, resulting in Level 2 classification. For fixed rate loans and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk, resulting in Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. Fair values of debt are based on current rates for similar financing. The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability, therefore it has been excluded from the table above. The fair value of off-balance-sheet items and loans held for sale are not considered material.

Note 7

       The factors used in the earnings per share computation follow:

	March 31,
	2012	2011
Net Income	$2,340,604	$1,368,216
Less: Distributed earnings allocated to participating securities	(613)	(613)
Less: Undistributed income allocated to participating securities	(3,033)	(1,527)

Net earnings allocated to common stock	$2,336,958	$1,366,076
	=========	=========
Weighted common shares outstanding
including participating securities	1,572,960	1,566,878
Less: Participating securities	(2,450)	(2,450)
Weighted average shares	1,570,510	1,564,428
	=========	=========
Basic earnings per share	$1.49	$0.87
	=========	=========

Net earnings allocated to common stock	$2,336,958	$1,366,076
	=========	=========
Weighted average shares	1,570,510	1,564,428
Add: dilutive effects of assumed exercises of stock options	80	188

Average shares and dilutive potential common shares	1,570,590	1,564,616
	=========	=========
Dilutive earnings per share	$1.49	$0.87
	=========	=========

       Stock options for 6,500 and 7,000 shares of common stock were not considered in computing diluted earnings per share for the three-months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following analysis should be read in conjunction with the financial statements set forth in Part I, Item 1, immediately preceding this section.
       Reference is made to the annual report of the registrant on Form 10-K for the year ended December 31, 2011, which report was filed with the Securities and Exchange Commission on March 15, 2012. This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the registrant. The words "anticipate," "expect," "should," "could," "may", "plan," "intend", "believe", "likely", "seek", "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The registrant undertakes no obligation to publicly release any modifications, updates or revisions of these statements to reflect events or circumstances occurring after the day hereof, or to reflect the occurrence of unanticipated events.
      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the registrant's market areas, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) any activity in the capital markets that would cause the registrant to conclude that there was impairment of any asset including intangible assets, (xi) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and (xii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

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
       Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred. In addition, every substandard or worse loan in excess of $250,000 and all loans classified as "special mention" loans over $400,000 are reviewed quarterly by the Executive and Loan Committee of the Bank's Board of Directors.
       Other Real Estate Owned acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

OVERVIEW

       Total assets of the registrant grew $19.3 million, or 3.0 percent, in the first three months of 2012. This growth in assets was primarily funded by an approximately $20.1 million, or 3.6 percent increase in deposits. Loans net of unearned income decreased $5.0 million in the first three months of 2012 as loan demand remained weak. The growth in deposits along with the decline in loans contributed to an increase in investment securities of approximately $25.3 million in the first three months of 2012.
       Net income increased $972,388 to $2,340,604, or $1.49 per diluted share, in the first quarter of 2012 as compared to $1,368,216, or $0.87 per diluted share, during the same period of 2011. The increase in net income in the first quarter of 2012 as compared to the same period of 2011 was primarily due to increased security gains, decreased provision for loan losses and increased net interest income in the first quarter of 2012. Security gains increased $931,987 to $1,042,045 in the first quarter of 2012 as compared to $110,058 in the first quarter of 2011. There was no provision for loan losses in the first quarter of 2012, a decrease of $750,000 over the provision for loan losses in the first quarter of 2011. Net interest income increased $305,872, or 5.5 percent to $5,892,355 in the first quarter of 2012 as compared to the same period of 2011.
       Net charged-off loans totaled approximately $293,000 in the first three months of 2012, resulting in an annualized charge-off ratio of 0.35 percent as compared to net charge-offs of approximately $578,000 in the first three months of 2011, resulting in an annualized charge-off ratio of 0.68 percent. Nonaccrual loans decreased slightly to approximately $9,481,000 at March 31, 2012 as compared to approximately $9,591,000 at December 31, 2011. Other real estate owned totaled approximately $7,159,000 at March 31, 2012 as compared to approximately $7,111,000 at December 31, 2011. Concerted efforts are being made to dispose of the other real estate owned while striving to ensure that fair market value is received and that excessive discounts are not taken. Expenses related to these foreclosed assets increased approximately $103,000 in the first three months of 2012 as compared to the same period of 2011. The registrant expects total non-performing assets and expenses related to foreclosed assets will continue at elevated levels through the remainder of 2012.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations

       Net income of the registrant was $2,340,604 for the first three months of 2012. This amounted to an increase of $972,388, or 71.1 percent, compared to the first three months of 2011.  The increase in net income was primarily due to increased security gains and decreased loan loss provisions for the first three months of 2012 as compared to the same period of 2011.
       Net interest income increased $305,872, or 5.5 percent, to $5,892,355 during the first quarter of 2012 as compared to $5,586,483 for the first quarter of 2011.  Total interest income decreased $37,548, or 0.5 percent, to $7,017,970 for the first quarter of 2012 as compared to $7,055,518 for the same period in 2011. The decrease in total interest income was primarily due to a decrease in average loans outstanding and a decrease in the yields earned on those loans in the first quarter of 2012 as compared to the same period of 2011. Interest and fees on loans decreased $115,684 in the first quarter of 2012 as compared to the same period of 2011 primarily as a result of a decrease in average loans outstanding of approximately $4.3 million and a decrease in the yield earned on those loans to 6.90 percent in the first quarter of 2012 from 7.01 as compared to the same period of 2011. Interest income on securities increased $74,877 in the first quarter of 2012 as compared to the first quarter of 2011 primarily as a result of an increase in average investment securities held of approximately $35.3 million in the first quarter of 2012 as compared to the same period of 2011. The overall increase in interest income on securities was limited in the first quarter of 2012 as compared to the same period of 2011 as yields earned on securities declined in the first quarter of 2012.
       The increase in net interest income in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to a decrease in total interest expense of $343,420, or 23.4 percent, to $1,125,615 for the first quarter of 2012 as compared to $1,469,035 for the same period in 2011. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the first quarter of 2012 as compared to the first quarter of 2011. The interest expense on time deposits decreased $343,189 in the first quarter of 2012 as compared to the same period of 2011 as the average interest rate paid on time deposits fell to 1.34 percent in the first quarter of 2012 as compared to 1.78 percent in the first quarter of 2011. The average balances held in time deposits also decreased $12.6 million in the first quarter of 2012 as compared to the same period of 2011. The interest expense on NOW accounts increased $1,507 in the first quarter of 2012 as compared to the same period of 2011 as the average balances held increased $11.1 million and the average interest rate paid fell to 0.20 percent in the first quarter of 2012 as compared to 0.22 percent for the same period of 2011. The interest expense on savings and money market accounts increased $1,096 in the first quarter of 2012 as compared to the same period of 2011 as the average balances held increased $14.8 million and the average interest rate paid fell to 0.39 percent in the first quarter of 2012 from 0.46 percent in the first quarter of 2011.
       The registrant's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the registrant's growth, while fees for origination of mortgage loans will often reflect home mortgage market conditions and fluctuate more widely from period to period.
       Total non-interest income increased $804,221, or 55.1 percent, to $2,263,875 for the three-month period ended March 31, 2012 as compared to $1,459,654 for the three-month period ended March 31, 2011. Most of the increase in non-interest income was due to a $931,987 increase in gain on the sale of securities in the first quarter of 2012 as compared to the same period of 2011 as the registrant restructured its investment portfolio in the first quarter of 2012. The investment portfolio restructuring primarily consisted of increasing the amount of mortgage-backed securities held in relation to other securities and is projected to increase interest income in flat and rising interest rate environments over the next few years as compared to the projected interest income that would have been generated before the restructuring. Mortgage banking

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

income increased $113,305 in the first quarter of 2012 as compared to the first quarter of 2011 as mortgage refinancing activity increased. Also, other service charges and fees increased $49,631 primarily due to increased debit card interchange fees in the first quarter of 2012 as compared to the same period of 2011. These increases were partially offset by a decrease of $273,058 in other income in the first quarter of 2012 as compared to the same period of 2011. This decrease in other income was primarily due to a $274,976 gain on the sale of certain real estate held by the Corporation in the first quarter of 2011. Service charges on deposit accounts also decreased $22,918 as overdraft fees decreased in the first quarter of 2012 as compared to the same period of 2011. Other categories of non-interest income showed only minor differences between the first quarter of 2012 and the first quarter of 2011.
       Total non-interest expenses increased $248,457 or 5.7 percent, to $4,610,043 in the first quarter of 2012 as compared to $4,361,586 for the same period of 2011. This increase in non-interest expenses was primarily due to an $180,253 increase in salaries and employee benefits primarily due to increased accrued potential incentive and benefit expenses as well as increased personnel expenses per employee in the first quarter of 2012 as compared to the same period of 2011. Foreclosed asset expense increased $103,041 in the first quarter of 2012 as compared to the same period of 2011 primarily due to increased write-downs in the first quarter of 2012. These increases were partially offset by a $102,646 decrease in FDIC insurance expense in the first quarter of 2012 as compared to the same period of 2011 primarily due to a change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital that began in the second quarter of 2011.
       As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC's deposit insurance fund fell below prescribed levels in 2008, the FDIC announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund.
       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments. Prepaid FDIC insurance had a balance of $1.62 million at March 31, 2012, as a $124,000 reduction was made for applicable FDIC insurance premiums in the first quarter of 2012.
       There was no provision for loan losses in the three months ended March 31, 2012, leading to a decrease as compared to a provision for loan losses of $750,000 in the same period of 2011. Although the provision for loan losses in the first quarter of 2012 declined significantly from the amount in the same period of 2011, the size of the allowance for loan losses continued to reflect the effects of continued weakness in local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for possible loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       For the three-month period ended March 31, 2012, income before taxes increased $1,611,636, or 83.3 percent, to $3,546,187 as compared to $1,934,551 for the three months ended March 31, 2011.  Applicable income taxes increased $639,248 for the three-month period ended March 31, 2012 as compared to the same period in 2011. The effective tax rate for the three months ended March 30, 2012 was 34.0 percent as compared to 29.3 percent for the same period of 2011.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average stockholders' equity, excluding unrealized gain or loss on securities) for the three months ended March 31, 2012 (annualized) and for the year ended December 31, 2011.

	For the three months ended	For year ended
	March 31, 2012 (annualized)	December 31, 2011
Return on assets	1.47%	1.01%
Return on equity	16.01%	11.26%

Financial Condition

       The registrant's total assets increased 3.0 percent to $654,398,870 during the three months ended March 31, 2012, from $635,098,812 at December 31, 2011. Loans, net of unearned income were $335,513,329 at March 31, 2012, a 1.5 percent decrease compared to $340,553,701 at December 31, 2011. Securities available-for-sale increased to $242,724,005 at March 31, 2012 from $217,469,728 at December 31, 2011.  At March 31, 2012, there was an unrealized gain on available-for-sale securities, net of tax, of $610,978, as compared to an unrealized gain on available-for-sale securities, net of tax, of $2,237,891 at December 31, 2011.
       Total liabilities increased by 3.3 percent to $594,252,797 at March 31, 2012, compared to $575,331,508 at December 31, 2011. This increase was primarily due to an increase of $16,597,916 in interest bearing deposits at March 31, 2012 as compared to December 31, 2011.
       Non-performing assets increased to $16,820,853 at March 31, 2012 as compared to $16,725,399 at December 31, 2011.  Non-performing assets at March 31, 2012 included $7,159,467 in other real estate owned, $9,480,591 in non-accrual loans, and $180,795 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were $267,922 in trouble debt restructurings still accruing interest at March 31, 2012. Other real estate owned remained at an elevated level at March 31, 2012. The properties comprising other real estate owned at March 31, 2012 were primarily construction and land development, one-to-four family real estate properties and commercial real estate properties. The balance of non-accrual loans at March 31, 2012 consisted primarily of commercial real estate loans, one-to-four family real estate loans and construction and land development loans. At December 31, 2011, the corresponding amounts of non-performing assets were $7,110,969 in other real estate owned and $9,590,746 in non-accrual loans and $23,684 in loans past due 90 days or more and accruing interest. There were $267,922 in troubled debt restructurings still accruing interest at December 31, 2011. The Company did not allocate any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 or December 31, 2011. The allowance for loan losses was 75.7% of the balance of nonaccrual loans at March 31, 2012 as compared to 77.9% at December 31, 2011.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first three months of 2012 if the above nonaccrual loans had been current in accordance with their original terms was approximately $223,000.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       Loans that are classified as "substandard" by the registrant represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. As of March 31, 2012, there were approximately $8,138,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $9,361,000 in loans that were classified as "substandard" and accruing interest as of March 31, 2011 and $7,622,000 of such loans at December 31, 2011.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (40 percent of total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (34 percent of total risk-based capital), loans secured by hotel and motel properties (34 percent of total risk-based capital), loans secured by subdivision land (29 percent of total risk-based capital) and loans to lessors of non-residential buildings (27 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover incurred losses in the loan portfolio.
       For the three months ended March 31, 2012, the registrant had net loan charge-offs of approximately $293,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.35 percent (annualized). This compares to net charge-offs of approximately $578,000 for the three months ended March 31, 2011 for a net charge-off ratio of 0.68 percent (annualized).
       The total allowance for loan losses decreased to $7,177,794 as of March 31, 2012 from $7,470,322 as of December 31, 2011. The ratio of the allowance for loan losses to loans net of unearned income was 2.14 percent at March 31, 2012 as compared to 2.19 percent at December 31, 2011. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $2,123,736 from December 31, 2011 to March 31, 2012.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $7,417,000 at March 31, 2012, representing 3.1 percent of the registrant's investment portfolio as compared to $10,963,000, or 5.6 percent, one year earlier and $8,133,000, or 3.7 percent, at December 31, 2011. These securities may be

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Monthly principal paydowns received on mortgage-backed securities also provide additional liquidity. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At March 31, 2012, the registrant had approximately $108,511,000 in loans maturing within one year. The registrant had $6,365,000 in federal funds sold at March 31, 2012, compared to $1,640,000 as of December 31, 2011. The registrant also had approximately $25,334,000 in cash and due from banks at March 31, 2012 as compared to approximately $32,182,000 at December 31, 2011.
       The registrant does not anticipate that there will be any unusual demands, commitments, or events that could adversely impact the liquidity of the registrant for the remainder of 2012.

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

	Amount at
	March 31, 2012	December 31, 2011
Commitments to extend credit	$55,526,056	$49,502,377
Standby letters of credit	2,610,395	2,265,295
Mortgage loans sold with repurchase
requirements outstanding	9,174,744	10,304,698

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2012, the registrant had total borrowings of $6,610,016 and had approximately $24,634,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At March 31, 2012, the registrant had no federal funds purchased and had $25,000,000 in additional federal funds lines available from correspondent banks.
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
       Management believes, as of March 31, 2012 and December 31, 2011, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as well-capitalized, FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement order or directive to maintain capital above specified levels. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of March 31, 2012 and December 31, 2011.

						To Be Well Capitalized
			For Capital			Under Applicable
	Actual		Adequacy Purposes			Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars In thousands)
As of March 31, 2012
Total Capital to risk weighted assets
FPNC	$64,792	15.48%	$33,487	>	8.00%	$41,859	>	10.00%
FNB	64,183	15.34	33,482	>	8.00	41,853	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	59,535	14.22	16,743	>	4.00	25,115	>	6.00
FNB	58,926	14.08	16,741	>	4.00	25,112	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	59,535	9.28	25,661	>	4.00
FNB	58,926	9.19	25,658	>	4.00	32,073	>	5.00

As of December 31, 2011
Total Capital to risk weighted assets
FPNC	$62,769	15.06%	$33,354	>	8.00%	$41,692	>	10.00%
FNB	62,188	14.92	33,349	>	8.00	41,686	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	57,529	13.80	16,677	>	4.00	25,015	>	6.00
FNB	56,948	13.66	16,674	>	4.00	25,012	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	57,529	9.15	25,137	>	4.00
FNB	56,948	9.06	25,133	>	4.00	31,417	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of March 31, 2012, the -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 7.1 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 12.3 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,932,000, or 13.8 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $664,000, or 3.1 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the smaller change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions

PART I - FINANCIAL INFORMATION
____________________________________________

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Continued)

of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended March 31, 2012.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION
____________________________________________

Item 1.  Legal Proceedings.

       The registrant and its subsidiaries are involved, from time to time, in ordinary routine litigation incidental to the banking business. Neither the registrant nor its subsidiary is involved in any material pending legal proceedings.

Item 1A. Risk Factors.

       There were no material changes to the risk factors previously disclosed in Part I, Item 1A, of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) None

     (b) None

     (c) None

PART II - OTHER INFORMATION
____________________________________________

Item 3.  Defaults Upon Senior Securities.

      None

Item 4. Mine Safety Disclosures.

       Not applicable

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  May 10, 2012                                                /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  May 10, 2012                                                /s/Tracy Porterfield
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