Form 10-Q
period 2012-06-30
FIRST PULASKI NATIONAL CORP
filed 2012-08-08
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30 , 2012

or

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

Common Stock, $1.00 par value -- 1,571,831 shares outstanding as of August 1, 2012.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
ASSETS
	June 30,	December 31,
	2012	2011
Cash and due from banks	$28,245,448	$32,182,394
Federal funds sold	2,140,000	1,640,000
Cash and cash equivalents	30,385,448	33,822,394

Interest bearing balances with banks	445,175	543,832
Securities available for sale	247,978,010	217,469,728

Loans held for sale	1,183,572	2,168,816

Loans
Loans net of unearned income	340,054,936	340,553,701
Allowance for loan losses	(7,188,673)	(7,470,322)
Total net loans	332,866,263	333,083,379

Bank premises and equipment	18,850,690	18,760,960
Accrued interest receivable	2,871,099	3,351,127
Other real estate	6,962,149	7,110,969
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	10,946,775	10,789,213
Prepaid FDIC insurance	1,501,849	1,731,418
Deferred tax assets, net	3,209,977	3,221,632
Prepayments and other assets	1,849,219	1,518,844

TOTAL ASSETS	$660,576,726	$635,098,812
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$93,018,649	$88,005,413
Interest bearing balances	489,957,537	471,225,835
Total deposits	582,976,186	559,231,248

Securities sold under repurchase agreements	1,961,273	1,850,824
Other borrowed funds	6,572,073	7,326,366
Accrued interest payable	786,633	863,878
Other liabilities	5,197,442	6,059,192

TOTAL LIABILITIES	597,493,607	575,331,508

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,571,831 and 1,570,428 shares issued and outstanding, respectively	1,571,831	1,570,428
Capital surplus	1,692,540	1,601,845
Retained earnings	57,609,894	54,357,140
Accumulated other comprehensive income, net	2,208,854	2,237,891

TOTAL SHAREHOLDERS' EQUITY	63,083,119	59,767,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$660,576,726	$635,098,812
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans, including fees	$6,048,560	$6,137,284	$11,865,596	$12,070,004
Securities
Taxable	957,135	844,389	1,843,670	1,593,352
Non-taxable	253,993	311,468	520,793	640,963
Federal funds sold and other	14,683	17,252	30,129	29,439
Dividends	17,854	18,662	50,007	50,815
Total interest income	7,292,225	7,329,055	14,310,195	14,384,573

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	57,645	56,369	113,550	110,767
Savings & MMDAs	106,860	97,509	206,833	196,386
Time	872,056	1,115,847	1,768,056	2,355,036
Repurchase agreements	7,753	8,418	15,407	16,188
Borrowed funds	56,293	68,371	122,376	137,172
Total interest expense	1,100,607	1,346,514	2,226,222	2,815,549

NET INTEREST INCOME	6,191,618	5,982,541	12,083,973	11,569,024

Provision for loan losses	440,000	400,000	440,000	1,150,000

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	5,751,618	5,582,541	11,643,973	10,419,024

NON-INTEREST INCOME:
Service charges on deposit accounts	476,037	556,870	963,733	1,067,484
Commissions and fees	72,734	77,689	162,510	152,218
Other service charges and fees	291,348	262,197	573,577	494,795
Income on company-owned life insurance	77,660	88,912	157,562	178,787
Mortgage banking income	237,201	145,031	499,250	293,775
Gain on the sale of securities	-	5,743	1,042,045	115,801
Other income	7,167	22,507	27,345	315,743
Total non-interest income	1,162,147	1,158,949	3,426,022	2,618,603

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,585,321	$2,495,479	$5,199,144	$4,929,049
Occupancy expense, net	452,975	452,885	919,345	928,771
Furniture and equipment expense	167,173	173,952	346,089	334,855
Advertising and public relations	150,268	142,343	282,122	265,201
Foreclosed assets, net	(10,394)	156,276	233,359	296,988
FDIC insurance expense	123,968	139,830	248,245	366,753
Other operating expenses	912,093	847,339	1,763,143	1,648,073
Total non-interest expense	4,381,404	4,408,104	8,991,447	8,769,690

Income before taxes	2,532,361	2,333,386	6,078,548	4,267,937
Applicable income tax expense	833,309	731,944	2,038,892	1,298,279

NET INCOME	$1,699,052	$1,601,442	$4,039,656	$2,969,658
	===========	===========	===========	===========

Earnings per common share:
Basic	$1.08	$1.02	$2.57	$1.89
	===========	===========	===========	===========
Diluted	$1.08	$1.02	$2.57	$1.89
	===========	===========	===========	===========

Comprehensive income
Net income	$1,699,052	$1,601,442	$4,039,656	$2,969,658
Reclassification adjustment for gains included
in net income, net of tax	-	(3,544)	(643,046)	(7,1461)
Change in unrealized gains (losses) on
available for sale securities, net of tax	1,597,876	1,276,418	614,009	1,788,507
Comprehensive income	$3,296,928	$2,874,316	$4,010,619	$4,686,704
	===========	===========	===========	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2012

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total

Balance, January 1, 2012	$1,570,428	$1,601,845	$54,357,140	$2,237,891	$59,767,304

Net Income			4,039,656		4,039,656

Reclassification adjustment
for gains included in net
income, net of tax				(643,046)	(643,046)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				614,009	614,009

Cash Dividends
($0.50 per share)			(786,902)		(786,902)

Compensation expense for
restricted stock		67,375			67,375

Issuance of new common stock	800	(800)			-

Issuance of common stock through
dividend reinvestment plan	603	24,120			24,723

Balance, June 30, 2012	$1,571,831	$1,692,540	$57,609,894	$2,208,854	$63,083,119
	===========	===========	===========	============	============

For the Six Months Ended June 30, 2011

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	$1,564,350	$1,323,023	$50,070,308	$(293,218)	$52,664,463

Net Income			2,969,658		2,969,658

Reclassification adjustment
for gains included in net
income, net of tax				(71,461)	(71,461)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				1,788,507	1,788,507

Cash Dividends
($0.50 per share)			(783,890)		(783,890)

Compensation expense for
restricted stock		67,375			67,375

Issuance of new common stock	800	(800)			-

Issuance of common stock through
dividend reinvestment plan	1,419	58,894			60,313

Balance, June 30, 2011	$1,566,569	$1,448,492	$52,256,076	$1,423,828	$56,694,965
	===========	===========	===========	============	============

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,039,656	$2,969,658
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	440,000	1,150,000
Depreciation of premises and equipment	485,693	493,585
Amortization and accretion of investment securities, net	965,961	598,965
Deferred income tax expense	29,656	498,122
Loss (gain) on sale of other assets	136,336	(231,001)
Security gains, net	(1,042,045)	(115,801)
Stock-based compensation expense	67,375	67,375
Loans originated for sale	(17,889,770)	(10,169,673)
Proceeds from sale of loans	19,374,265	10,862,413
Mortgage banking income	(499,250)	(293,775)
Increase in cash surrender value of life insurance	(157,562)	(178,787)
Decrease in accrued interest receivable	480,028	126,249
(Increase) decrease in prepayments/other assets	(100,806)	335,424
Decrease in accrued interest payable	(77,245)	(368,276)
Decrease in accrued taxes	(446,735)	(426,415)
(Decrease) increase in other liabilities	(415,015)	343,307
Net cash from operating activities	5,390,542	5,661,370

Cash flows from investing activities:
Proceeds from maturity of securities available for sale	34,400,558	35,760,782
Proceeds from sale of securities available for sale	41,263,183	4,317,710
Purchase of securities available for sale	(106,142,978)	(48,527,624)
Decrease (increase) in interest bearing balances with banks	98,657	(2,721)
Net increase in loans	(666,519)	(9,811,253)
Capital expenditures	(593,286)	(121,951)
Proceeds from sale of other assets	473,982	5,086,258
Net cash used by investing activities	(31,166,403)	(13,298,799)

Cash flows from financing activities:
Net increase in deposits	23,744,938	19,720,108
Cash dividends paid	(786,902)	(783,890)
Proceeds from issuance of common stock	24,723	60,313
Net increase in securities sold under repurchase agreements	110,449	301,483
Borrowings repaid	(754,293)	(112,608)
Net cash from financing activities	22,338,915	19,185,406

Net (decrease) increase in cash and cash equivalents	(3,436,946)	11,547,977
Cash and cash equivalents at beginning of period	33,822,394	17,043,132
Cash and cash equivalents at end of period	$30,385,448	$28,591,109
	=============	=============
Supplemental cash flow information
Interest paid	2,303,467	3,183,825
Income taxes paid	2,708,000	1,188,000

Supplemental noncash disclosures
Transfers from loans to other real estate owned	446,135	2,427,783

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

Note 2

Recent Accounting Pronouncements:
       In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on the Corporation's consolidated financial statements.
       In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholders' equity which is now reported in the statement of income and comprehensive income.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2012 and December 31, 2011 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
U.S. government sponsored entities	$120,892,573	$1,327,208	$21,703	$122,198,078
Obligations of states and
political subdivisions	35,216,768	1,146,431	137,130	36,226,069
Mortgage-backed securities-residential	88,289,259	1,276,786	12,182	89,553,863
Total	$244,398,600	$3,750,425	$171,015	$247,978,010
	===========	===========	===========	===========

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. treasury securities	$100,107	$26	$-	$100,133
U.S. government sponsored entities	114,896,330	1,522,270	11,008	116,407,592
Obligations of states and
political subdivisions	36,668,186	1,437,841	27,737	38,078,290
Mortgage-backed securities-residential	62,178,656	767,916	62,859	62,883,713
Total	$213,843,279	$3,728,053	$101,604	$217,469,728
	===========	===========	===========	===========

       The amortized cost and fair value of debt securities at June 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,584,374	$6,661,498
Due after one year through five years	87,158,239	88,292,038
Due after five years through ten years	56,751,736	57,949,746
Due after ten years	5,614,992	5,520,865
Mortgage-backed-residential	88,289,259	89,553,863
TOTAL	$244,398,600	$247,978,010
	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$10,411,080	$21,703	$-	$-	$10,411,080	$21,703
Obligations of states and
political subdivisions	5,535,178	131,647	256,450	5,483	5,791,628	137,130
Mortgage-backed securities
- residential	3,159,632	12,182	-	-	3,159,632	12,182
Total temporarily impaired
securities	$19,105,890	$165,532	$256,450	$5,483	$19,362,340	$171,015
	=========	=========	=========	=========	=========	=========

December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$8,505,750	$11,008	$-	$-	$8,505,750	$11,008
Obligations of states and
political subdivisions	1,125,358	17,763	254,050	9,974	1,379,408	27,737
Mortgage-backed securities
- residential	15,573,390	62,859	-	-	15,573,390	62,859
Total temporarily impaired
securities	$25,204,498	$91,630	$254,050	$9,974	$25,458,548	$101,604
	=========	=========	=========	=========	=========	=========

       Proceeds from sales of securities available for sale were $0 and $424,375 for the three months ended June 30, 2012 and 2011, respectively, and $41,263,183 and $4,317,710 for the six months ended June 30, 2012 and 2011, respectively. Gross gains of $1,042,045 and $115,801 and no gross losses were realized on these sales for the first six months of 2012 and 2011, respectively.
       Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments - Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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
       As of June 30, 2012, the registrant's security portfolio consisted of 299 securities, 25 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government-sponsored entities and obligations of states and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Note 4

       Loans at June 30, 2012 and December 31, 2011 were as follows:

		June 30,	December 31,
		2012	2011
	Commercial	$35,367,062	$29,518,794
	Commercial and agricultural real estate:
	Commercial real estate	122,721,936	127,470,394
	Agricultural real estate	33,748,771	36,825,448
	Residential real estate:
	Home equity line of credit	15,765,596	17,573,194
	1-4 family closed-end first lien	63,349,303	60,979,977
	1-4 family closed-end junior lien	2,146,346	2,593,391
	Multi-family	679,330	997,839
	Construction and land development	29,128,152	27,255,729
	Consumer	25,172,437	26,194,891
	Other	12,158,222	11,337,367
	Subtotal	340,237,155	340,747,024
Less:	Net deferred loan fees	(182,219)	(193,323)
	Allowance for loan losses	(7,188,673)	(7,470,322)
	Loans, net	$332,866,263	$333,083,379
		============	===========

       The loan balances in the following tables related to credit quality do not include approximately $1,772,000 in accrued interest receivable and approximately $182,000 in deferred loan fees at June 30, 2012 and approximately $2,292,000 in accrued interest receivable and approximately $193,000 in deferred loan fees at December 31, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2012 and loans by portfolio segment and based on impairment method as of June 30, 2012.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$681,870	$3,752,981	$1,146,232	$1,221,617	$334,428	$40,666	$7,177,794
Provision for loan losses	208,099	(44,099)	46,738	141,316	65,661	22,285	440,000
Loans charged-off	(67,571)	(190,690)	-	(92,871)	(69,594)	(29,462)	(450,188)
Recoveries	2,800	163	-	2,896	14,186	1,022	21,067
Ending balance	825,198	3,518,355	1,192,970	1,272,958	344,681	34,511	7,188,673
	==========	==========	==========	==========	==========	==========	==========
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$69,022	$89,224	$-	$-	$-	$158,246
Collectively evaluated for impairment	825,198	3,449,333	1,103,746	1,272,958	344,681	34,511	7,030,427
Total ending allowance balance	$825,198	$3,518,355	$1,192,970	$1,272,958	$344,681	$34,511	$7,188,673
	==========	==========	==========	==========	==========	==========	==========
Loans:
Loans individually evaluated for impairment	$46,512	$3,217,213	$1,156,842	$2,651,564	$-	$-	$7,072,131
Loans collectively evaluated for impairment	35,320,550	153,253,494	27,971,310	79,289,011	25,172,437	12,158,222	333,165,024
Total ending loans balance	$35,367,062	$156,470,707	$29,128,152	$81,940,575	$25,172,437	$12,158,222	$340,237,155
	==========	==========	==========	==========	==========	==========	==========

       The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2011.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$759,593	$4,070,538	$1,329,386	$1,490,349	$435,477	$83,375	$8,168,718
Provision for loan losses	(15,226)	160,450	(42,453)	206,706	70,931	19,592	400,000
Loans charged-off	(64,437)	(68,826)	(26,372)	(90,437)	(81,203)	(15,000)	(346,275)
Recoveries	3,085	5,247	58,774	25,280	18,218	1,086	111,690
Ending balance	$683,015	$4,167,409	$1,319,335	$1,631,898	$443,423	$89,053	$8,334,133
	==========	==========	==========	==========	==========	==========	==========

       The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2012.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
Provision for loan losses	304,682	(58,994)	(5,758)	89,810	99,435	10,825	440,000
Loans charged-off	(166,573)	(265,381)	-	(147,745)	(181,657)	(29,462)	(790,818)
Recoveries	9,434	17,663	-	3,723	37,327	1,022	69,169
Ending balance	$825,198	$3,518,355	$1,192,970	$1,272,958	$344,681	$34,511	$7,188,673
	==========	==========	==========	==========	==========	==========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2011.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(143,666)	518,178	(72,991)	626,978	201,444	20,057	1,150,000
Loans charged-off	(212,365)	(108,985)	(141,418)	(316,499)	(169,258)	(15,000)	(963,525)
Recoveries	3,535	11,170	58,774	47,039	27,593	2,586	150,697
Ending balance	$683,015	$4,167,409	$1,319,335	$1,631,898	$443,423	$89,053	$8,334,133
	==========	==========	==========	==========	==========	==========	==========

       The following table presents the balances in the allowance for loan losses and loans by portfolio segment and based on impairment method as of December 31, 2011.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$146,311	$106,227	$-	$-	$-	$252,538
Collectively evaluated for impairment	677,655	3,678,756	1,092,501	1,327,170	389,576	52,126	7,217,784
Total ending allowance balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
	==========	==========	=========	==========	==========	=========	========
Loans:
Loans individually evaluated for impairment	$48,405	$3,195,817	$1,643,830	$2,736,506	$-	$-	$7,624,558
Loans collectively evaluated for impairment	29,470,389	161,100,025	25,611,899	79,407,895	26,194,891	11,337,367	333,122,466
Total ending loans balance	$29,518,794	$164,295,842	$27,255,729	$82,144,401	$26,194,891	$11,337,367	$340,747,024
	==========	==========	=========	==========	==========	=========	========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans as of and for the three months ended June 30, 2012. The unpaid principal balance has been reduced for net charge-offs in the following table.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Loan	Loan Losses	Loan	Income	Interest
	Balance	Balance	Allocated	Balance	Recognized	Recognized
With no related allowance recorded:
Commercial	$46,512	$46,512	$-	$47,306	$-	$-
Commercial and agricultural real estate:
Commercial real estate	2,154,302	2,154,838	-	2,261,360	220,038	220,038
Agricultural real estate	277,650	277,650	-	360,243	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	2,651,564	2,651,564	-	2,690,809	3,984	3,984
Multi-family	-	-	-	-	-	-
Construction and land development	718,244	718,244	-	723,015	-	-
With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial and agricultural real estate:
Commercial real estate	785,261	785,261	69,022	791,002	13,385	13,385
Agricultural real estate	-	-	-	-	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Construction and land development	438,598	438,598	89,224	561,636	-	-
	$7,072,131	$7,072,667	$158,246	$7,435,371	$237,407	$237,407
	==========	==========	==========	==========	==========	==========

        The following table presents information related to impaired loans by class of loans for the three months ended June 30, 2011.

	Average	Interest	Cash Basis
	Loan	Income	Interest
	Balance	Recognized	Recognized
Commercial	$60,244	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	6,040,674	64,884	14,182
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,269,818	51,461	51,461
Multi-family	-	-	-
Construction and land development	3,175,476	-	-
	$12,546,212	$119,206	$68,504
	==========	=========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans for the six months ended June 30, 2012.

	Average	Interest	Cash Basis
	Loan	Income	Interest
	Balance	Recognized	Recognized
Commercial	$47,768	$-	$-
Commercial and agricultural real estate:
Commercial real estate	3,084,279	257,963	257,963
Agricultural real estate	360,243	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,714,180	8,860	8,860
Multi-family	-	-	-
Construction and land development	1,403,495	-	-
	$7,609,965	$266,823	$266,823
	==========	=========	=========

       The following table presents information related to impaired loans by class of loans for the six months ended June 30, 2011.

	Average	Interest	Cash Basis
	Loan	Income	Interest
	Balance	Recognized	Recognized
Commercial	$62,370	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	6,051,578	115,177	14,182
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,283,128	103,589	103,589
Multi-family	-	-	-
Construction and land development	3,199,799	-	-
	$12,596,875	$221,627	$120,632
	==========	=========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans as of December 31, 2011. The unpaid principal balance has been reduced for net charge-offs in the following table.

	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$48,405	$48,405	$-
Commercial and agricultural real estate:
Commercial real estate	2,597,072	2,597,072	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	2,736,506	2,736,506	-
Multi-family	-	-	-
Construction and land development	723,352	723,352	-
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate:
Commercial real estate	598,745	598,745	146,311
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	-	-	-
Multi-family	-	-	-
Construction and land development	920,478	920,478	106,227
	$7,624,558	$7,624,558	$252,538
	==========	=========	=========

       Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.
       The following table presents nonaccrual loans and loans past due 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011.

			Loans Past Due Over
	Nonaccrual		90 Days and Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Commercial	$54,049	$59,028	$-	$-
Commercial and agricultural real estate:
Commercial real estate	3,049,796	3,504,851	-	-
Agricultural real estate	483,527	378,527	-	-
Residential real estate:
Home equity line of credit	-	-	-	-
1-4 family closed-end first lien	3,652,366	3,983,744	-	-
1-4 family closed-end junior lien	6,414	6,250	-	-
Multi-family	-	-	-	-
Construction and land development	925,174	1,539,053	-	-
Consumer	61,524	92,786	-	23,684
Other	-	26,507	-	-
	$8,232,850	$9,590,746	$-	$23,684
	==========	==========	==========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the aging of past due loans as of June 30, 2012 and December 31, 2011 by class of loans:
June 30, 2012
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$389,751	$-	$389,751	$34,977,311	$35,367,062
Commercial and agricultural real estate:
Commercial real estate	990,215	1,689,817	2,680,032	120,041,904	122,721,936
Agricultural real estate	45,792	131,045	176,837	33,571,934	33,748,771
Residential real estate:
Home equity line of credit	-	-	-	15,765,596	15,765,596
1-4 family closed-end first lien	1,109,244	297,034	1,406,278	61,943,025	63,349,303
1-4 family closed-end junior lien	4,230	-	4,230	2,142,116	2,146,346
Multi-family	-	-	-	679,330	679,330
Construction and land development	196,357	925,174	1,121,531	28,006,621	29,128,152
Consumer	378,243	2,417	380,660	24,791,777	25,172,437
Other	33,110	-	33,110	12,125,112	12,158,222
	$3,146,942	$3,045,487	$6,192,429	$334,044,726	$340,237,155
	=========	=========	=========	==========	==========
December 31, 2011
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$333,697	$10,623	$344,320	$29,174,474	$29,518,794
Commercial and agricultural real estate:
Commercial real estate	1,810,872	2,003,558	3,814,430	123,655,964	127,470,394
Agricultural real estate	137,201	249,228	386,429	36,439,019	36,825,448
Residential real estate:
Home equity line of credit	82,698	-	82,698	17,490,496	17,573,194
1-4 family closed-end first lien	2,000,183	894,097	2,894,280	58,085,697	60,979,977
1-4 family closed-end junior lien	113,240	-	113,240	2,480,151	2,593,391
Multi-family	-	-	-	997,839	997,839
Construction and land development	1,375,760	457,065	1,832,825	25,422,904	27,255,729
Consumer	527,327	60,439	587,766	25,607,125	26,194,891
Other	69,375	27,066	96,441	11,240,926	11,337,367
	$6,450,353	$3,702,076	$10,152,429	$330,594,595	$340,747,024
	=========	=========	=========	==========	==========

       The above table includes nonaccrual loans of $4,744,339 and $3,016,993 in the loans not past due category, $443,024 and $2,895,361 in the 30-89 days past due category and $3,045,487 and $3,678,392 in the 90 days or more past due category as of June 30, 2012 and December 31, 2011, respectively.

Troubled Debt Restructurings:

       During the three-month and six-month periods ended June 30, 2012, the following loans were modified as troubled debt restructurings.

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Commercial real estate	3	$470,083	$470,083
	3	$470,083	$470,083
	=======	============	=============

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
       The Corporation has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Corporation has not committed to lend any additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
       There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification for the period ended June 30, 2012.
       A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
       In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation's internal underwriting policy.

Credit Quality Indicators

       The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt. For commercial, commercial and agricultural real estate and construction and land development loans information such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors, are analyzed to determine the proper risk category. For residential real estate, consumer and other loans, the analysis primarily involves monitoring the past due status of these loans and at such time that these loans are past due, the Corporation evaluates the loans to determine if a change in risk category is warranted. The Corporation analyzes loans individually by classifying the loans as to credit risk. The Corporation uses the following definitions for risk ratings, which are updated annually:

Special mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically overdrafts and loans in process. An analysis of loans by risk category is performed quarterly. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed as of each date, the risk category of loans by class of loans is as follows:

June 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$34,721,311	$252,318	$393,433	$-	$-
Commercial and agricultural real estate:
Commercial real estate	110,366,254	4,913,941	7,441,741	-	-
Agricultural real estate	32,310,555	889,927	548,289	-	-
Residential real estate:
Home equity line of credit	15,498,429	-	267,167	-	-
1-4 family closed-end first lien	57,373,462	1,618,534	4,335,655	21,652	-
1-4 family closed-end junior lien	1,828,185	101,502	216,659	-	-
Multi-family	679,330	-	-	-	-
Construction and land development	27,598,811	10,122	1,519,219	-
Consumer	24,665,638	166,567	340,232	-	-
Other	11,528,868	89,252	5,694	-	534,408
Total	$316,570,843	$8,042,163	$15,068,089	$21,652	$534,408
	==========	==========	==========	==========	==========

December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$29,009,547	$125,766	$383,481	$-	$-
Commercial and agricultural real estate:
Commercial real estate	115,705,423	3,656,544	8,108,427	-	-
Agricultural real estate	35,611,655	819,682	394,111	-	-
Residential real estate:
Home equity line of credit	17,244,456	33,020	295,718	-	-
1-4 family closed-end first lien	55,194,491	1,177,666	4,607,820	-	-
1-4 family closed-end junior lien	2,194,417	101,553	297,421	-	-
Multi-family	997,839	-	-	-	-
Construction and land development	25,051,579	14,472	2,189,678	-
Consumer	25,625,547	170,075	399,269	-	-
Other	10,672,388	19,337	26,506	-	619,136
Total	$317,307,342	$6,118,115	$16,702,431	$-	$619,136
	==========	==========	==========	==========	==========

Note 5

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

       The Corporation used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

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

       Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. For real estate collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and the client's business, resulting in a Level 3 fair value classification. Appraisals are generally discounted by management based upon historical loss realization in the entire impaired loan portfolio. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted as needed.

       Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals are generally discounted by management based upon historical loss realization in the entire other real estate owned portfolio.
       Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by independent appraisers whose qualifications have been reviewed and verified by the Corporation. Once received, a member of the Bank's Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Recurring Basis

       Assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2012 using			December 31, 2011 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$-	$-	$-	$100,133	$-	$100,133
Obligations of U.S. Government
Sponsored Agencies	122,198,078	-	122,198,078	116,407,592	-	116,407,592
Obligations of States and
Political Subdivisions	36,226,069	-	36,226,069	38,078,290	-	38,078,290
Mortgage-backed securities
- residential	89,553,863	-	89,553,863	62,883,713	-	62,883,713
Total	$247,978,010	$-	$247,978,010	$217,469,728	$-	$217,469,728
	===========	===========	===========	===========	===========	===========

       There were no transfers between Level 1 and Level 2 during the first six months of 2012 or during 2011.

Assets Measured on a Non-Recurring Basis

       Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2012 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$2,154,302		$2,154,302
Agricultural real estate	277,650		277,650
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	1,813,093		1,813,093
Multi-family	-		-
Construction & land development	450,322		450,322
Total impaired loans	$4,695,367		$4,695,367
	============		============
Other real estate owned
Residential real estate:
Home equity line of credit	$-		$-
1-4 family closed-end	-		-
Multi-family	576,690		576,690
Construction & land development	3,536,670		3,536,670
Total other real estate owned	$4,113,360		$4,113,360
	============		============

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

       There were $4,695,367 in impaired loans measured for impairment using the fair value of the collateral at June 30, 2012, resulting in an additional provision for loan losses of $190,690 and $345,549 for the three and six months ended June 30, 2012. There were $3,564,468 in impaired loans measured for impairment using the fair value of the collateral at June 30, 2011, resulting in an additional provision for loan losses of $0 and $28,200 for the three months and six months ended June 30, 2011.
       Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $6,962,149 as of June 30, 2012. Included in this amount were properties that were written down to fair value totaling $4,113,360, resulting in additional foreclosed asset expense of $119,933 for the three and six months ended June 30, 2012. Other real estate owned had a net carrying amount of $10,269,157 as of June 30, 2011. Included in this amount were properties that were written down to fair value totaling $5,138,040, resulting in additional foreclosed asset expense of $16,450 and $17,155 in the three and six months ended June 30, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

		Valuation		Discount
	Fair Value	Technique(s)	Unobservable Input(s)	on Appraisal
Impaired loans -
Commercial
real estate	$2,154,302	Cost approach	Adjustment for differences	29.5%
			in estimated costs

Agricultural		Sales comparison	Adjustment for differences	29.5%
real estate	277,650	approach	between comparable
			sales

Residential		Sales comparison	Adjustment for differences	29.5%
real estate	1,813,093	approach	between comparable
			sales

Construction and		Sales comparison	Adjustment for differences	29.5%
land development	450,322	approach	between comparable
			sales

Other real estate owned -
Residential		Sales comparison	Adjustment for differences	6%
real estate	576,690	approach	between comparable
			sales

Construction and		Sales comparison	Adjustment for differences	6%
land development	3,536,670	approach	between comparable
			sales

       Carrying amount and estimated fair values of financial instruments at June 30, 2012 were as follows:
		Fair Value Measurements at
		June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial assets:
Cash and short-term investments	$30,831	$30,500	$331	$-	$30,831
Securities	247,978	-	247,978	-	247,978
Loans held for sale	1,184	-	1,184	-	1,184
Loans, net	332,866	-	-	333,823	333,823
Federal Home Loan Bank stock	1,527	N/A	N/A	N/A	N/A
Accrued interest receivable	2,871	-	1,098	1,773	2,871

Financial liabilities:
Deposits	582,976	313,171	271,103	-	584,274
Securities sold under repurchase agreements	1,961	1,961	-	-	1,961
Other borrowed funds	6,572	-	6,889	-	6,889
Accrued interest payable	787	9	778	-	787

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 6

       The factors used in the earnings per share computation follow:

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$1,699,052	$1,601,442	$4,039,656	$2,969,658
Less: Distributed earnings allocated to participating securities	(612)	(612)	(1,225)	(1,225)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(2,032)	(1,888)	(5,064)	(3,414)

Net earnings allocated to common stock	$1,696,408	$1,598,942	$4,033,367	$2,965,019
	==========	==========	==========	==========

Weighted common shares outstanding
including participating securities	1,574,223	1,568,255	1,573,592	1,567,570
Less: Participating securities	(2,450)	(2,450)	(2,450)	(2,450)
Weighted average shares	1,571,773	1,565,805	1,571,142	1,565,120
	==========	==========	==========	==========

Basic earnings per share	$1.08	$1.02	$2.57	$1.89
	==========	==========	==========	==========

Net earnings allocated to common stock	$1,696,408	$1,598,942	$4,033,367	$2,965,019
	==========	==========	==========	==========

Weighted average shares	1,571,773	1,565,805	1,571,142	1,565,120
Add: dilutive effects of assumed exercises of stock options	18	109	47	148

Average shares and dilutive potential common shares	1,571,791	1,565,914	1,571,189	1,565,268
	==========	==========	==========	==========
Dilutive earnings per share	$1.08	$1.02	$2.57	$1.89
	==========	==========	==========	==========

       Stock options for 6,500 and 7,000 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively, because they were anti-dilutive.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the registrant cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the registrant. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the registrant's market areas, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) the inability to comply with regulatory capital requirements, including those resulting from recently proposed changes to capital calculation methodologies and required capital maintenance levels, (xi) any activity in the capital markets that would cause the registrant to conclude that there was impairment of any asset including intangible assets, (xii) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and (xiii) loss of key personnel. These risks and uncertainties may cause the actual results or performance of the registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements.

Critical Accounting Policies

       The accounting principles the registrant follows and its methods of applying these principles conform to accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of the allowance for loan losses, the registrant has made judgments and estimates that have significantly impacted its financial position and results of operations.
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
       Other real estate owned acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

OVERVIEW

      Total assets of the registrant grew $25.5 million, or 4.0 percent, in the first six months of 2012. This growth in assets was primarily funded by an approximately $23.7 million, or 4.2 percent, increase in deposits. Loans net of unearned income decreased $0.5 million in the first six months of 2012 as loan demand remained weak. The growth in deposits contributed to an increase in investment securities of approximately $30.5 million in the first six months of 2012.
       Net income increased $97,610 to $1,699,052, or $1.08 per diluted share, in the second quarter of 2012 as compared to $1,601,442, or $1.02 per diluted share, during the same period of 2011. The increase in net income in the second quarter of 2012 as compared to the same period of 2011 was primarily due to increased net interest income in the second quarter of 2012. Provision for loan losses totaled $440,000 in the second quarter of 2012, an increase of $40,000 as compared to the provision for loan losses in the second quarter of 2011. Weak economic conditions continue to stress the loan portfolio, leading to a continued elevated provision for loan losses in the second quarter of 2012 as compared to years prior to 2008; however, the provision for loans has begun to stabilize in recent quarters. Net interest income increased $209,077, or 3.5 percent, to $6,191,618 in the second quarter of 2012 as compared to the same period of 2011.
      Net income increased $1,069,998 to $4,039,656, or $2.57 per diluted share, in the first six months of 2012 as compared to $2,969,658, or $1.89 per diluted share, during the same period of 2011. The increase in net income in the first six months of 2012 as compared to the same period of 2011 was primarily due to increased security gains, decreased provision for loan losses and increased net interest income in the first six months of 2012. Security gains increased $926,244 to $1,042,045 in the first six months of 2012 as compared to $115,801 in the same period of 2011. Provision for loan losses decreased $710,000 to $440,000 in the first six months of 2012 as compared to $1,150,000 in the first six months of 2011. Net interest income increased $514,949, or 4.5 percent to $12,083,973 in the first six months of 2012 as compared to the same period of 2011.
       Net charged-off loans totaled approximately $722,000 in the first six months of 2012, resulting in an annualized charge-off ratio of 0.43 percent as compared to net charge-offs of approximately $813,000 in the first six months of 2011, resulting in an annualized charge-off ratio of 0.47 percent. Nonaccrual loans decreased to approximately $8,233,000 at June 30, 2012 as compared to approximately $9,591,000 at December 31, 2011. Other real estate owned also declined to approximately $6,962,000 at June 30, 2012 as compared to approximately $7,111,000 at December 31, 2011. Concerted efforts are being made to dispose of the other real estate owned while striving to ensure that fair market value is received and that excessive discounts are not taken. Expenses related to these foreclosed assets decreased approximately $64,000 in the first six months of 2012 as compared to the same period of 2011; however, the registrant expects that total non-performing assets and expenses related to foreclosed assets will continue at elevated levels through the remainder of 2012.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations

       Net income of the registrant was $4,039,656 for the first six months of 2012. This amounted to an increase of $1,069,998, or 36.0 percent, compared to the first six months of 2011.  This large increase in net income in the first six months of 2012 as compared to the same period of 2011 was primarily due to increased security gains and decreased loan loss provisions for the first six months of 2012. For the three-month period ended June 30, 2012, net income was $1,699,052, an increase of $97,610, or 6.1 percent, as compared to the three months ended June 30, 2011.
       Net interest income increased $209,077, or 3.5 percent, to $6,191,618 during the second quarter of 2012 as compared to $5,982,541 for the second quarter of 2011.  Total interest income decreased $36,830, or 0.5 percent, to $7,292,225 for the second quarter of 2012 as compared to $7,329,055 for the same period in 2011. The decrease in total interest income was primarily due to a decrease in average loans outstanding and a decrease in the yields earned on the registrant's investment securities in the second quarter of 2012 as compared to the same period of 2011. Interest and fees on loans decreased $88,724 in the second quarter of 2012 as compared to the same period of 2011 primarily as a result of a decrease in average loans outstanding of approximately $9.8 million in the second quarter of 2012 as compared to the same period of 2011 while the average yield earned on loans increased to 7.20 percent in the second quarter of 2012 from 7.08 percent in the second quarter of 2011. The yield earned on loans was positively impacted by collection of approximately $220,000 in interest on a nonaccrual loan that was paid off in the second quarter of 2012. Interest income on securities increased $55,271 in the second quarter of 2012 as compared to the second quarter of 2011 primarily as a result of an increase in average investment securities held of approximately $49.7 million in the second quarter of 2012 as compared to the same period of 2011. The overall increase in interest income on securities was limited in the second quarter of 2012 as compared to the same period of 2011 as yields earned on securities declined to 1.99 percent in the second quarter of 2012 from 2.38 percent in the second quarter of 2011.
       The increase in net interest income in the second quarter of 2012 as compared to the second quarter of 2011 was primarily due to a decrease in total interest expense of $245,907, or 18.3 percent, to $1,100,607 for the second quarter of 2012 as compared to $1,346,514 for the same period in 2011. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the second quarter of 2012 as compared to the second quarter of 2011. The interest expense on time deposits decreased $243,791 in the second quarter of 2012 as compared to the same period of 2011 as the average interest rate paid on time deposits fell to 1.29 percent in the second quarter of 2012 as compared to 1.62 percent in the second quarter of 2011. The average balances held in time deposits also decreased $5.9 million in the second quarter of 2012 as compared to the same period of 2011. The interest expense on NOW accounts increased $1,276 in the second quarter of 2012 as compared to the same period of 2011 as the average balances held increased $10.6 million while the average interest rate paid fell to 0.20 percent in the second quarter of 2012 from 0.22 percent for the same period of 2011. The interest expense on savings and money market accounts increased $9,351 in the second quarter of 2012 as compared to the same period of 2011 as the average balances held increased $16.5 million while the average interest rate paid fell to 0.40 percent in the second quarter of 2012 from 0.42 percent in the second quarter of 2011.
       Net interest income of the registrant for the six-month period ended June 30, 2012 increased by $514,949, or 4.5 percent, to $12,083,973 as compared to $11,569,024 for the six months ended June 30, 2011. Total interest income decreased $74,378, or 0.5 percent, for the first six months of 2012 as compared to the same period in 2011. This decrease was primarily the result of a $204,408 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily the result of a decrease in average loans outstanding of approximately $7.0 million in the first six months of 2012 as compared to the same period of 2011 while the average yield earned on loans increased to 7.07 percent in the second quarter of 2012 from 7.05 percent in the second quarter of 2011. The yield earned on loans in the first six months of 2012 was positively impacted by the collection of interest on a nonaccrual loan mentioned previously. Interest on investment securities increased by $130,148 in the first six months of 2012 as compared to the

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

same period of 2011, primarily as a result of an increase in average investment securities held of approximately $42.5 million which was partially offset by a decrease in average yields earned on investment securities to 2.05 percent in the first six months of 2012 as compared to 2.37 percent in the same period of 2011.
       The increase in net interest income in the first six months of 2012 as compared to the same period in 2011 was primarily due to a decrease in total interest expense of $589,327, or 20.9 percent, to $2,226,222 for the first six months of 2012 as compared to $2,815,549 for the same period in 2011. The decrease in total interest expense was primarily caused by a $586,980 decrease in interest expense on time deposits for the six months ended June 30, 2012 as compared to the same period in 2011. The decrease in interest expense on time deposits was primarily due to lower interest rates paid in the first six months of 2012 as well as a decrease in the average balance of time deposits of $9.2 million as compared to the same period of 2011. The average interest rate paid on time deposits decreased to 1.32 percent in the first six months of 2012 as compared to 1.70 percent in the first six months of 2011. The interest expense on NOW accounts increased $2,783 in the first six months of 2012 as the average balances held increased $10.8 million while the average interest rate paid fell to 0.21 percent in the first six months of 2012 from 0.22 percent in the same period of 2011. The interest expense on savings and money market accounts increased $10,447 in the first six months of 2012 as the average balances held increased $15.7 million while the average interest rate paid fell to 0.39 percent from 0.44 percent in the first six months of 2012 as compared to the same period of 2011. This shift in deposits to increased non-maturity deposits as compared to time deposits may increase the Corporation's liquidity and interest rate risks since these funds may be withdrawn by the depositor at any time and the likelihood of these deposits remaining in the Bank when economic conditions improve is unknown.
       The registrant's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the registrant's growth, while fees for origination of mortgage loans will often reflect home mortgage market conditions and fluctuate more widely from period to period.
       Total non-interest income increased $3,198, or 0.3 percent, to $1,162,147 for the three-month period ended June 30, 2012 as compared to $1,158,949 for the three-month period ended June 30, 2011. The increase in non-interest income was primarily due to a $92,170 increase in mortgage banking income in the second quarter of 2012 as compared to the same period of 2011. This increase in mortgage banking income was primarily a result of increased volumes of mortgage loans originated due to increased refinancing activity in the second quarter of 2012 as compared to the same period of 2011. Other service charges and fees also increased $29,151 in the second quarter of 2012 as compared to the same period of 2011 primarily due to increased debit card interchange fees in the second quarter of 2012. This increase was partially offset by an $80,833 decrease in service charges on deposit accounts in the second quarter of 2012 as compared to the same period of 2011 as overdraft fees decreased in the second quarter of 2012. The decrease in overdraft fees was primarily due to the Bank's deposit account holders creating fewer overdrafts in the second quarter of 2012 as compared to the same period of 2011. Other income decreased $15,340 in the second quarter of 2012 as compared to the same period o 2011 primarily due to decreased rental income from other real estate owned in the second quarter of 2012. Other categories of non-interest income showed only minor differences between the second quarter of 2012 and the second quarter of 2011.
       Total non-interest income increased $807,419, or 30.8 percent, to $3,426,022 for the six-month period ended June 30, 2012 as compared to $2,618,603 for the same period ended June 30, 2011. Much of the increase in non-interest income was due to an $926,244 increase in gain on the sale of securities in the first six months of 2012 as compared to the same period of 2011 as the registrant restructured its investment portfolio in the first quarter of 2012. The investment portfolio restructuring primarily consisted of increasing the amount of mortgage-backed securities held in relation to other securities and is projected to increase interest income in flat and rising interest rate environments over the next few years as compared to the projected interest income that would have been generated before the restructuring. If the interest rate environment were to decline further, the investment portfolio restructuring is projected to decrease interest

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

income over the next few years as compared to the projected interest income that would have been generated before the restructuring. Mortgage banking income also increased $205,475 due to increased mortgage refinancing activity in the first six months of 2012 as compared to the same period of 2011. Other service charges and fees increased $78,782 primarily due to increased debit card interchange fees in the first six months of 2012 as compared to the same period of 2011. These increases were partially offset by decreases of $288,398 and $103,751 in other income and service charges on deposit accounts, respectively, in the first six months of 2012 as compared to the same period of 2011. The decrease in other income was primarily due to a $274,976 gain on the sale of certain real estate held by the registrant in the first quarter of 2011. The decrease in service charges on deposit accounts was primarily due to reduced overdraft fees in the first six months of 2012 as compared to the first six months of 2011. Other categories of non-interest income showed only minor differences between the first six months of 2012 and the first six months of 2011.
       Total non-interest expenses decreased $26,700, or 0.6 percent, to $4,381,404 in the second quarter of 2012 as compared to $4,408,104 for the same period of 2011. This decrease in non-interest expenses was primarily due to a $166,670 decrease in foreclosed asset expense in the second quarter of 2012 as compared to the same period of 2011. Increases of $89,842 in salaries and employee benefits and $64,754 in other operating expenses in the second quarter of 2012 as compared to the same period of 2011 partially offset this decrease. The increase in salaries and employee benefits was primarily due to increased expense per employee in the second quarter of 2012 as compared to the same period of 2011. The increase in other operating expenses was primarily due to expenses related to a new marketing initiative begun in the second quarter of 2012. Other categories of non-interest expense showed only minor differences between the second quarter of 2012 and the second quarter of 2011.
       Total non-interest expenses increased $221,757, or 2.5 percent, to $8,991,447 in the first six months of 2012 as compared to $8,769,690 for the same period of 2011. This increase in non-interest expenses was primarily due to a $270,095 increase in salaries and employee benefits and a $115,070 increase in other operating expenses in the first six months of 2012 as compared to the same period of 2011. The increase in salaries and employee benefits was primarily due to increased expense per employee in the first six months of 2012 as compared to the same period of 2011. The increase in other operating expenses was primarily due to expenses related to a new marketing initiative begun in the second quarter of 2012. Decreases of $118,508 and $63,629 in FDIC insurance expense and foreclosed asset expense, respectively, partially offset these increases. The decrease in FDIC insurance expense was primarily due to an improvement in some of the Bank's performance ratios used by the FDIC to calculate the insurance premium in the first six months of 2012 as compared to the same period of 2011. Other categories of non-interest expense showed only minor differences between the first six months of 2012 and the same period of 2011.
       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments. Prepaid FDIC insurance had a balance of $1.50 million at June 30, 2012, as a $115,000 reduction was made for applicable FDIC insurance premiums in the second quarter of 2012.
       The provision for loan losses for the three months ended June 30, 2012, increased $40,000 to $440,000 from $400,000 over the same period of 2011. The provision for loan losses for the six months ended June 30, 2012, decreased $710,000 to $440,000 from $1,150,000 over the same period of 2011. Although the provision for loan losses in the six months ended June 30, 2012 declined significantly from the amount in the same periods of 2011, the size of the provision of loan losses, especially in the second quarter of 2012, continued to reflect the effects of continued weakness in local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating probable and incurred credit losses. Such factors include past loan loss experience, increases

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

or decreases in the size and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended June 30, 2012, income before taxes increased $198,975, or 8.5 percent, to $2,532,361 as compared to $2,333,386 for the three months ended June 30, 2011.  Applicable income taxes increased $101,365 for the three-month period ended June 30, 2012 as compared to the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was 32.9 percent as compared to 31.4 percent for the same period of 2011.
       For the six-month period ended June 30, 2012, income before taxes increased $1,810,611, or 42.4 percent, to $6,078,548 as compared to $4,267,937 for the six-month period ended June 30, 2011. Applicable income taxes increased $740,613 for the six months ended June 30, 2012 as compared to the same period of 2011. The effective tax rate for the six months ended June 30, 2012 was 33.5 percent as compared to 30.4 percent for the same period of 2011.
       The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average shareholders' equity, excluding unrealized gain or loss on securities) for the three and six months ended June 30, 2012 and 2011 (annualized) and for the year ended December 31, 2011.

	Annualized for the Three		Annualized for the Six
	Months Ended June 30,		Months Ended June 30,		For year ended
	2012	2011	2012	2011	December 31, 2011
Return on assets	1.04%	1.03%	1.25%	0.97%	1.01%
Return on equity	11.32%	11.74%	13.64%	11.06%	11.26%

Financial Condition

       The registrant's total assets increased 4.0 percent to $660,576,726 during the six months ended June 30, 2012, from $635,098,812 at December 31, 2011. Loans, net of unearned income were $340,054,936 at June 30, 2012, a 0.1 percent decrease compared to $340,553,701 at December 31, 2011. Securities available-for-sale increased to $247,978,010 at June 30, 2012 from $217,469,728 at December 31, 2011.  At June 30, 2012, there was an unrealized gain on available-for-sale securities, net of tax, of $2,208,854, as compared to an unrealized gain on available-for-sale securities, net of tax, of $2,237,891 at December 31, 2011.
       Total liabilities increased by 3.9 percent to $597,493,607 at June 30, 2012, compared to $575,331,508 at December 31, 2011. This increase was primarily due to an increase of $18,731,702 in interest bearing deposits at June 30, 2012 as compared to December 31, 2011.
       Non-performing assets decreased to $15,194,999 at June 30, 2012 as compared to $16,725,399 at December 31, 2011.  Non-performing assets at June 30, 2012 included $6,962,149 in other real estate owned, $8,232,850 in non-accrual loans, and no loans past due 90 days or more as to interest or principal payment and accruing interest. There were $267,922 in trouble debt restructurings still accruing interest at June 30, 2012. Other real estate owned remained at an elevated level at June 30, 2012. The properties comprising other real estate owned at June 30, 2012 were primarily construction and land development, one-to-four family real estate properties and commercial real estate properties. The balance of non-accrual loans at June 30, 2012 consisted primarily of one-to-four family real estate loans, commercial real estate loans, and construction and land development loans. At December 31, 2011, the corresponding amounts of non-performing assets were $7,110,969 in other real estate owned and $9,590,746 in non-accrual loans and $23,684 in loans past due 90 days or more and accruing interest. There were $267,922 in troubled debt restructurings still accruing interest at December 31, 2011. The registrant did not allocate any specific

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 or December 31, 2011. The allowance for loan losses was 87.3% of the balance of nonaccrual loans at June 30, 2012 as compared to 77.9% at December 31, 2011.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first six months of 2012 if the above nonaccrual loans had been current in accordance with their original terms was approximately $406,000.
       Loans that are classified as "substandard" by the registrant represent loans that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. As of June 30, 2012, there were approximately $7,416,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $7,355,000 in loans that were classified as "substandard" and accruing interest as of June 30, 2011 and $7,622,000 of such loans at December 31, 2011.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (36 percent of total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of residential buildings and dwellings (34 percent of total risk-based capital), loans secured by hotel and motel properties (32 percent of total risk-based capital), loans to lessors of non-residential buildings (31 percent of total risk-based capital), loans secured by subdivision land (27 percent of total risk-based capital) and loans to gasoline stations with convenience stores (25 percent of total risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover incurred losses in the loan portfolio.
       The total allowance for loan losses decreased to $7,188,673 as of June 30, 2012 from $7,470,322 as of December 31, 2011. The ratio of the allowance for loan losses to loans net of unearned income was 2.11 percent at June 30, 2012 as compared to 2.19 percent at December 31, 2011. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents decreased $3,436,946 from $33,822,394 at December 31, 2011 to $30,385,448 at June 30, 2012.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $6,661,000 at June 30, 2012, representing 2.7 percent of the registrant's investment portfolio as compared to $12,048,000, or 6.0 percent, one year earlier and $8,133,000, or 3.7 percent, at December 31, 2011. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Monthly principal paydowns received on mortgage-backed securities also provide additional liquidity. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At June 30, 2012, the registrant had approximately $113,915,000 in loans maturing within one year. The registrant had $2,140,000 in federal funds sold at June 30, 2012, compared to $1,640,000 as of December 31, 2011. The registrant also had approximately $28,245,000 in cash and due from banks at June 30, 2012 as compared to approximately $32,182,000 at December 31, 2011.
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

	Amount at
	June 30, 2012	December 31, 2011
Commitments to extend credit	$55,480,671	$49,502,377
Standby letters of credit	2,060,735	2,265,295
Mortgage loans sold with repurchase
requirements outstanding	7,262,486	10,304,698

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2012, the registrant had total borrowings of $6,572,073 and had approximately $22,132,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At June 30, 2012, the registrant had no federal funds purchased and had $25,000,000 in additional federal funds lines available from correspondent banks.

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
       Management believes, as of June 30, 2012 and December 31, 2011, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as "well-capitalized", FPNC and FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement order or directive to maintain capital above specified levels. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of June 30, 2012 and December 31, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

						To Be Well Capitalized
			For Capital			Under Applicable
	Actual		Adequacy Purposes			Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars In thousands)
As of June 30, 2012
Total Capital to risk weighted assets
FPNC	$66,125	15.81%	$33,450	>	8.00%	$41,812	>	10.00%
FNB	65,769	15.73	33,444	>	8.00	41,805	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	60,874	14.56	16,725	>	4.00	25,087	>	6.00
FNB	60,518	14.48	16,722	>	4.00	25,083	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	60,874	9.24	26,347	>	4.00
FNB	60,518	9.19	26,345	>	4.00	32,931	>	5.00

As of December 31, 2011
Total Capital to risk weighted assets
FPNC	$62,769	15.06%	$33,354	>	8.00%	$41,692	>	10.00%
FNB	62,188	14.92	33,349	>	8.00	41,686	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	57,529	13.80	16,677	>	4.00	25,015	>	6.00
FNB	56,948	13.66	16,674	>	4.00	25,012	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	57,529	9.15	25,137	>	4.00
FNB	56,948	9.06	25,133	>	4.00	31,417	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of June 30, 2012, the -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 5.4 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 9.4 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $3,002,000, or 14.6 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $536,000, or 2.6 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the smaller change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended June 30, 2012.

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Continued)

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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
      Exhibit 101      Interactive Data File*

*To be filed later by amendment.

SIGNATURES
____________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  August 8, 2012                                               /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  August 8, 2012                                              /s/Tracy Porterfield
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
Exhibit 101      Interactive Data File*

*To be filed later by amendment.