Form 10-Q/A
period 2012-06-30
FIRST PULASKI NATIONAL CORP
filed 2012-08-31
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 2012

or

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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ] No [ X ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 par value -- 1,571,831 shares outstanding as of August 1, 2012.

EXPLANATORY NOTE

       The purpose of this Amendment No. 1 to First Pulaski National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

                                                                                                                   FIRST PULASKI NATIONAL CORPORATION

Date:  August 31, 2012                                                                           /s/ Mark A. Hayes
                                                                                                                   Mark A. Hayes, Chief Executive Officer

Date:  August 31, 2012                                                                            /s/ Tracy Porterfield
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

*       Previously filed or furnished as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
**     Furnished with this Amendment No. 1