Form 10-Q
period 2012-09-30
FIRST PULASKI NATIONAL CORP
filed 2012-11-09
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30 , 2012

or

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

Common Stock, $1.00 par value -- 1,573,481 shares outstanding as of November 1, 2012.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
ASSETS
	September 30,	December 31,
	2012	2011
Cash and due from banks	$29,364,936	$32,182,394
Federal funds sold	7,015,000	1,640,000
Cash and cash equivalents	36,379,936	33,822,394

Interest bearing balances with banks	445,441	543,832
Securities available for sale	241,087,289	217,469,728

Loans held for sale	2,664,231	2,168,816

Loans
Loans net of unearned income	340,400,534	340,553,701
Allowance for loan losses	(7,123,746)	(7,470,322)
Total net loans	333,276,788	333,083,379

Bank premises and equipment	18,803,092	18,760,960
Accrued interest receivable	3,241,668	3,351,127
Other real estate	6,817,264	7,110,969
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	11,020,045	10,789,213
Prepaid FDIC insurance	1,403,588	1,731,418
Deferred tax assets, net	2,801,422	3,221,632
Prepayments and other assets	1,585,869	1,518,844
TOTAL ASSETS	$661,053,133	$635,098,812
	===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing balances	$93,494,512	$88,005,413
Interest bearing balances	487,530,412	471,225,835
Total deposits	581,024,924	559,231,248

Securities sold under repurchase agreements	2,008,458	1,850,824
Other borrowed funds	6,542,911	7,326,366
Accrued interest payable	824,056	863,878
Other liabilities	5,733,015	6,059,192

TOTAL LIABILITIES	596,133,364	575,331,508

SHAREHOLDERS' EQUITY
Common Stock, $1 par value; authorized - 10,000,000 shares;
1,573,081 and 1,570,428 shares issued and outstanding, respectively	1,573,081	1,570,428
Capital surplus	1,718,905	1,601,845
Retained earnings	58,661,175	54,357,140
Accumulated other comprehensive income, net	2,966,608	2,237,891

TOTAL SHAREHOLDERS' EQUITY	64,919,769	59,767,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$661,053,133	$635,098,812
	===========	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans, including fees	$5,755,899	$6,094,422	$17,621,495	$18,164,426
Securities
Taxable	876,264	800,895	2,719,934	2,394,247
Non-taxable	246,963	304,316	767,756	945,279
Federal funds sold and other	10,258	11,289	40,387	40,728
Dividends	17,854	16,946	67,861	67,761
Total interest income	6,907,238	7,227,868	21,217,433	21,612,441

INTEREST EXPENSE:
Interest on deposits:
NOW Accounts	53,670	52,102	167,220	162,869
Savings & MMDAs	113,852	106,836	320,685	303,222
Time	859,982	1,029,005	2,628,038	3,384,041
Repurchase agreements	8,546	8,794	23,953	24,982
Borrowed funds	56,257	68,150	178,633	205,322
Total interest expense	1,092,307	1,264,887	3,318,529	4,080,436

NET INTEREST INCOME	5,814,931	5,962,981	17,898,904	17,532,005

Provision for loan losses	60,000	-	500,000	1,150,000

NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES	5,754,931	5,962,981	17,398,904	16,382,005

NON-INTEREST INCOME:
Service charges on deposit accounts	521,092	576,049	1,484,825	1,643,533
Commissions and fees	69,745	76,558	232,255	228,776
Other service charges and fees	270,857	252,531	844,434	747,326
Income on company-owned life insurance	73,270	86,589	230,832	265,376
Mortgage banking income	266,975	259,973	766,225	553,748
Gain on the sale of securities	7,308	13,390	1,049,353	129,191
Other income	12,394	26,888	39,739	342,631
Total non-interest income	1,221,641	1,291,978	4,647,663	3,910,581

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NON-INTEREST EXPENSE
Salaries and employee benefits	$2,560,567	$2,644,392	$7,759,711	$7,573,441
Occupancy expense, net	452,205	465,670	1,371,550	1,394,441
Furniture and equipment expense	179,361	176,556	525,450	511,411
Advertising and public relations	177,990	153,803	460,112	419,004
Foreclosed assets, net	44,539	43,701	277,898	340,689
FDIC insurance expense	107,871	139,382	356,116	506,135
Other operating expenses	1,322,829	829,610	3,085,972	2,477,683
Total non-interest expense	4,845,362	4,453,114	13,836,809	13,222,804

Income before taxes	2,131,210	2,801,845	8,209,758	7,069,782
Applicable income tax expense	686,359	911,209	2,725,251	2,209,488

NET INCOME	$1,444,851	$1,890,636	$5,484,507	$4,860,294
	===========	===========	===========	===========

Earnings per common share:
Basic	$0.92	$1.20	$3.48	$3.10
	===========	===========	===========	===========
Diluted	$0.92	$1.20	$3.48	$3.10
	===========	===========	===========	===========

Comprehensive income:
Net income	$1,444,851	$1,890,636	$5,484,507	$4,860,294
Reclassification adjustment for gains included
in net income, net of taxes of $2,798, $5,127,
$401,797 and $49,467, respectively	(4,510)	(8,263)	(647,556)	(79,724)
Change in unrealized gains (losses) on
available for sale securities, net of taxes of
$471,884, $727,408, $852,341 and $1,837,338,
respectively	762,264	1,172,324	1,376,273	2,960,831
Other comprehensive income	757,754	1,164,061	728,717	2,881,107
Comprehensive income	$2,202,605	$3,054,697	$6,213,224	$7,741,401
	===========	===========	===========	===========

* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)
FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2012

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2012	$1,570,428	$1,601,845	$54,357,140	$2,237,891	$59,767,304

Net Income			5,484,507		5,484,507

Reclassification adjustment
for gains included in net
income, net of tax				(647,556)	(647,556)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				1,376,273	1,376,273

Cash Dividends
($0.75 per share)			(1,180,472)		(1,180,472)

Compensation expense for
restricted stock		94,990			94,990

Issuance of new common stock	2,050	(2,050)			-

Issuance of common stock through
dividend reinvestment plan	603	24,120			24,723

Balance, September 30, 2012	$1,573,081	$1,718,905	$58,661,175	$2,966,608	$64,919,769
	===========	===========	===========	============	===========

For the Nine Months Ended September 30, 2011

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2011	$1,564,350	$1,323,023	$50,070,308	$(293,218)	$52,664,463

Net Income			4,860,294		4,860,294

Reclassification adjustment
for gains included in net
income, net of tax				(79,724)	(79,724)

Change in unrealized
gains (losses) on available
for sale securities, net of tax				2,960,831	2,960,831

Cash Dividends
($0.75 per share)			(1,176,457)		(1,176,457)

Compensation expense for
restricted stock		101,062			101,062

Issuance of new common stock	2,050	(2,050)			-

Issuance of common stock through
dividend reinvestment plan	2,151	87,442			89,593

Balance, September 30, 2011	$1,568,551	$1,509,477	$53,754,145	$2,587,889	$59,420,062
	===========	===========	===========	============	===========
* See accompanying notes to consolidated financial statements (unaudited).

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,484,507	$4,860,294
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	500,000	1,150,000
Depreciation of premises and equipment	743,487	743,672
Amortization and accretion of investment securities, net	1,518,164	947,977
Deferred income tax (benefit) expense	(30,875)	647,426
Loss (gain) on sale of other assets	202,563	(273,488)
Security gains, net	(1,049,353)	(129,191)
Stock-based compensation expense	94,990	101,062
Loans originated for sale	(30,116,593)	(19,125,830)
Proceeds from sale of loans	30,387,403	18,400,621
Mortgage banking income	(766,225)	(553,748)
Increase in cash surrender value of life insurance	(230,832)	(265,376)
Decrease in accrued interest receivable	109,459	33,461
Decrease in prepayments/other assets	260,805	137,716
Decrease in accrued interest payable	(39,822)	(424,142)
(Decrease) increase in accrued taxes	(354,731)	130,895
Increase in other liabilities	28,556	1,457,293
Net cash from operating activities	6,741,503	7,838,642

Cash flows from investing activities:
Proceeds from maturity of securities available for sale	51,581,726	59,248,466
Proceeds from sale of securities available for sale	42,611,113	4,610,660
Purchase of securities available for sale	(117,099,410)	(75,428,997)
Decrease (increase) in interest bearing balances with banks	98,391	(2,748)
Net increase in loans	(1,134,334)	(642,075)
Capital expenditures	(875,898)	(228,154)
Proceeds from sale of other assets	622,345	7,987,535
Net cash used by investing activities	(24,196,067)	(4,455,313)

Cash flows from financing activities:
Net increase in deposits	21,793,676	12,980,420
Cash dividends paid	(1,180,472)	(1,176,457)
Proceeds from issuance of common stock	24,723	89,593
Net increase in securities sold under repurchase agreements	157,634	500,243
Borrowings repaid	(783,455)	(165,424)
Net cash from financing activities	20,012,106	12,228,375

Net increase in cash and cash equivalents	2,557,542	15,611,704
Cash and cash equivalents at beginning of period	33,822,394	17,043,132
Cash and cash equivalents at end of period	$36,379,936	$32,654,836
	=============	=============
Supplemental cash flow information
Interest paid	$3,358,351	$4,504,578
Income taxes paid	3,301,000	1,553,000

Supplemental noncash disclosures
Transfers from loans to other real estate owned	$446,135	$2,849,488
Securities purchased not yet settled	-	400,508

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 3

       The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2012 and December 31, 2011 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
U.S. government sponsored entities	$116,908,655	$1,792,584	$7,161	$118,694,078
Obligations of states and
political subdivisions	34,689,777	1,130,108	89,289	35,730,596
Mortgage-backed securities-residential	84,682,607	1,981,802	1,794	86,662,615
Total	$236,281,039	$4,904,494	$98,244	$241,087,289
	============	============	============	============

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. treasury securities	$100,107	$26	$-	$100,133
U.S. government sponsored entities	114,896,330	1,522,270	11,008	116,407,592
Obligations of states and
political subdivisions	36,668,186	1,437,841	27,737	38,078,290
Mortgage-backed securities-residential	62,178,656	767,916	62,859	62,883,713
Total	$213,843,279	$3,728,053	$101,604	$217,469,728
	============	============	============	============

       The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$8,820,766	$8,913,222
Due after one year through five years	80,101,942	81,527,706
Due after five years through ten years	58,391,129	59,725,074
Due after ten years	4,284,595	4,258,672
Mortgage-backed-residential	84,682,607	86,662,615
TOTAL	$236,281,039	$241,087,289
	============	============

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:
September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$3,014,211	$7,161	$-	$-	$3,014,211	$7,161
Obligations of states and
political subdivisions	4,983,954	85,154	237,153	4,135	5,221,107	89,289
Mortgage-backed securities
- residential	2,137,013	1,794	-	-	2,137,013	1,794
Total temporarily impaired
securities	$10,135,178	$94,109	$237,153	$4,135	$10,372,331	$98,244
	==========	========	==========	========	==========	========

December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. government
sponsored entities	$8,505,750	$11,008	$-	$-	$8,505,750	$11,008
Obligations of states and
political subdivisions	1,125,358	17,763	254,050	9,974	1,379,408	27,737
Mortgage-backed securities
- residential	15,573,390	62,859	-	-	15,573,390	62,859
Total temporarily impaired
securities	$25,204,498	$91,630	$254,050	$9,974	$25,458,548	$101,604
	==========	========	==========	========	==========	========

       Proceeds from sales of securities available for sale were $1,347,930 and $292,950 for the three months ended September 30, 2012 and 2011, respectively; and $42,611,113 and $4,610,660 for the nine months ended September 30, 2012 and 2011, respectively. Gross gains of $17,403 and $13,390 and gross losses of $10,095 and $0 were realized on these sales in the three months ended September 30, 2012 and 2011, respectively. Gross gains of $1,059,448 and $129,191 and gross losses of $10,095 and $0 were realized on these sales for the first nine months of 2012 and 2011, respectively.
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
       As of September 30, 2012, the registrant's security portfolio consisted of 294 securities, 18 of which were in an unrealized loss position. The majority of unrealized losses are related to the registrant's obligations of U.S. government-sponsored entities and obligations of states and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the registrant does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the registrant does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Note 4

Loans at September 30, 2012 and December 31, 2011 were as follows:

		September 30,	December 31,
		2012	2011
	Commercial	$37,010,841	$29,518,794
	Commercial and agricultural real estate:
	Commercial real estate	120,410,040	127,470,394
	Agricultural real estate	34,002,573	36,825,448
	Residential real estate:
	Home equity line of credit	15,951,081	17,573,194
	1-4 family closed-end first lien	63,422,835	60,979,977
	1-4 family closed-end junior lien	2,060,813	2,593,391
	Multi-family	663,088	997,839
	Construction and land development	29,677,851	27,255,729
	Consumer	24,761,198	26,194,891
Other		12,617,762	11,337,367
	Subtotal	340,578,082	340,747,024
Less:	Net deferred loan fees	(177,548)	(193,323)
	Allowance for loan losses	(7,123,746)	(7,470,322)
	Loans, net	$333,276,788	$333,083,379
		============	============

       The loan balances in the following tables related to credit quality do not include approximately $1,999,000 in accrued interest receivable and approximately $178,000 in deferred loan fees at September 30, 2012 and approximately $2,292,000 in accrued interest receivable and approximately $193,000 in deferred loan fees at December 31, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2012 and loans by portfolio segment and based on impairment method as of September 30, 2012.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$825,198	$3,518,355	$1,192,970	$1,272,958	$344,681	$34,511	$7,188,673
Provision for loan losses	(105,101)	60,270	117,248	(27,299)	11,295	3,587	60,000
Loans charged-off	(3,742)	(34,366)	(64,848)	-	(53,171)	-	(156,127)
Recoveries	8,291	-	-	2,511	20,284	114	31,200
Ending balance	724,646	3,544,259	1,245,370	1,248,170	323,089	38,212	7,123,746
	==========	==========	=========	==========	==========	=========	=========

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$54,944	$134,390	$-	$-	$-	$189,334
Collectively evaluated for impairment	724,646	3,489,315	1,110,980	1,248,170	323,089	38,212	6,934,412
Total ending allowance balance	$724,646	$3,544,259	$1,245,370	$1,248,170	$323,089	$38,212	$7,123,746
	==========	==========	=========	==========	==========	=========	=========

Loans:
Loans individually evaluated for impairment	$46,474	$4,412,189	$905,836	$2,706,581	$-	$-	$8,071,080
Loans collectively evaluated for impairment	36,964,367	150,000,424	28,772,015	79,391,236	24,761,198	12,617,762	332,507,002
Total ending loans balance	$37,010,841	$154,412,613	$29,677,851	$82,097,817	$24,761,198	$12,617,762	$340,578,082
	==========	==========	=========	==========	==========	=========	=========

       The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2011.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$683,015	$4,167,409	$1,319,335	$1,631,898	$443,423	$89,053	$8,334,133
Provision for loan losses	(101,063)	(341,384)	(89,560)	457,198	59,706	15,103	-
Loans charged-off	(22,947)	-	-	(169,509)	(61,404)	(2,052)	(255,912)
Recoveries	600	1,206	31,416	3,332	9,355	-	45,909
Ending balance	$559,605	$3,827,231	$1,261,191	$1,922,919	$451,080	$102,104	$8,124,130
	=========	===========	==========	==========	=========	=========	=========

       The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2012.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
Provision for loan losses	199,581	1,276	111,490	62,511	110,730	14,412	500,000
Loans charged-off	(170,315)	(299,747)	(64,848)	(147,745)	(234,828)	(29,462)	(946,945)
Recoveries	17,725	17,663	-	6,234	57,611	1,136	100,369
Ending balance	$724,646	$3,544,259	$1,245,370	$1,248,170	$323,089	$38,212	$7,123,746
	=========	===========	==========	==========	=========	=========	=========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2011.

		Commercial	Construction
		and Agricultural	and Land	Residential
	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(244,729)	176,794	(162,551)	1,084,176	261,150	35,160	1,150,000
Loans charged-off	(235,312)	(108,985)	(141,418)	(486,008)	(230,662)	(17,052)	(1,219,437)
Recoveries	4,135	12,376	90,190	50,371	36,948	2,586	196,606
Ending balance	$559,605	$3,827,231	$1,261,191	$1,922,919	$451,080	$102,104	$8,124,130
	=========	===========	==========	==========	=========	=========	=========

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans as of and for the three months ended September 30, 2012.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Loan	Loan Losses	Loan	Income	Interest
	Balance	Balance	Allocated	Balance	Recognized	Recognized
With no related allowance recorded:
Commercial	$145,475	$46,474	$-	$46,477	$-	$-
Commercial and agricultural real estate:
Commercial real estate	4,237,362	3,367,844	-	3,464,721	-	-
Agricultural real estate	360,443	277,849	-	277,849	-	-
Residential real estate:
Home equity line of credit	32,818	32,818	-	32,958	166	-
1-4 family closed-end	2,946,358	2,673,763	-	2,699,531	17,430	14,978
Multi-family	-	-	-	-	-	-
Construction and land development	1,431,058	644,745	-	715,970	-	-
With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial and agricultural real estate:
Commercial real estate	766,496	766,496	54,944	778,564	-	-
Agricultural real estate	-	-	-	-	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Construction and land development	261,091	261,091	134,390	324,750	-	-
	$10,181,101	$8,071,080	$189,334	$8,340,820	$17,596	$14,978
	==========	==========	==========	==========	==========	=========

        The following table presents information related to impaired loans by class of loans for the three months ended September 30, 2011.

	Average	Interest	Cash Basis
	Loan	Income	Interest
	Balance	Recognized	Recognized
Commercial	$54,495	$-	$-
Commercial and agricultural real estate:
Commercial real estate	2,941,220	14,342	14,342
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,056,345	4,848	4,848
Multi-family	-	-	-
Construction and land development	3,287,255	-	-
	$9,339,315	$19,190	$19,190
	==========	==========	==========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans for the nine months ended September 30, 2012.

	Average	Interest	Cash Basis
	Loan	Income	Interest
	Balance	Recognized	Recognized
Commercial	$47,291	$-	$-
Commercial and agricultural real estate:
Commercial real estate	4,347,248	257,963	257,963
Agricultural real estate	332,617	-	-
Residential real estate:
Home equity line of credit	32,977	166	-
1-4 family closed-end	2,746,221	26,290	23,838
Multi-family	-	-	-
Construction and land development	1,264,667	-	-
	$8,771,021	$284,419	$281,801
	==========	==========	==========

       The following table presents information related to impaired loans by class of loans for the nine months ended September 30, 2011.

	Average	Interest	Cash Basis
	Loan	Income	Interest
	Balance	Recognized	Recognized
Commercial	$59,612	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	2,956,113	28,524	28,524
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,083,053	108,437	108,437
Multi-family	-	-	-
Construction and land development	3,403,247	-	-
	$9,502,025	$139,822	$139,822
	==========	==========	==========

page14

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents information related to impaired loans by class of loans as of December 31, 2011.

	Unpaid		Allowance for
	Principal	Loan	Loan Losses
	Balance	Balance	Allocated
With no related allowance recorded:
Commercial	$48,405	$48,405	$-
Commercial and agricultural real estate:
Commercial real estate	3,272,228	2,597,072	-
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	3,009,101	2,736,506	-
Multi-family	-	-	-
Construction and land development	1,444,818	723,352	-
With an allowance recorded:
Commercial	-	-	-
Commercial and agricultural real estate:
Commercial real estate	598,745	598,745	146,311
Agricultural real estate	-	-	-
Residential real estate:
Home equity line of credit	-	-	-
1-4 family closed-end	-	-	-
Multi-family	-	-	-
Construction and land development	920,478	920,478	106,227
	$9,293,775	$7,624,558	$252,538
	==========	==========	==========

       Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.
       The following table presents nonaccrual loans and loans past due 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011.

			Loans Past Due Over
	Nonaccrual		90 Days and Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Commercial	$46,474	$59,028	$-	$-
Commercial and agricultural real estate:
Commercial real estate	4,349,230	3,504,851	-	-
Agricultural real estate	534,978	378,527	-	-
Residential real estate:
Home equity line of credit	-	-	-	-
1-4 family closed-end first lien	3,714,941	3,983,744	30,000	-
1-4 family closed-end junior lien	203,685	6,250	-	-
Multi-family	-	-	-	-
Construction and land development	941,893	1,539,053	-	-
Consumer	43,537	92,786	-	23,684
Other	-	26,507	-	-
	$9,834,738	$9,590,746	$30,000	$23,684
	===========	===========	===========	===========

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents the aging of past due loans as of September 30, 2012 and December 31, 2011 by class of loans:
September 30, 2012
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$186,851	$-	$186,851	$36,823,990	$37,010,841
Commercial and agricultural real estate:
Commercial real estate	2,160,480	1,690,517	3,850,997	116,559,043	120,410,040
Agricultural real estate	778,454	130,394	908,848	33,093,725	34,002,573
Residential real estate:
Home equity line of credit	-	-	-	15,951,081	15,951,081
1-4 family closed-end first lien	1,303,124	469,791	1,772,915	61,649,920	63,422,835
1-4 family closed-end junior lien	3,413	-	3,413	2,057,400	2,060,813
Multi-family	-	-	-	663,088	663,088
Construction and land development	333,710	738,853	1,072,563	28,605,288	29,677,851
Consumer	430,740	17,769	448,509	24,312,689	24,761,198
Other	90,253	-	90,253	12,527,509	12,617,762
	$5,287,025	$3,047,324	$8,334,349	$332,243,733	$340,578,082
	=========	=========	=========	==========	==========

December 31, 2011
		90 days
	30-89 Days	or more	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$333,697	$10,623	$344,320	$29,174,474	$29,518,794
Commercial and agricultural real estate:
Commercial real estate	1,810,872	2,003,558	3,814,430	123,655,964	127,470,394
Agricultural real estate	137,201	249,228	386,429	36,439,019	36,825,448
Residential real estate:
Home equity line of credit	82,698	-	82,698	17,490,496	17,573,194
1-4 family closed-end first lien	2,000,183	894,097	2,894,280	58,085,697	60,979,977
1-4 family closed-end junior lien	113,240	-	113,240	2,480,151	2,593,391
Multi-family	-	-	-	997,839	997,839
Construction and land development	1,375,760	457,065	1,832,825	25,422,904	27,255,729
Consumer	527,327	60,439	587,766	25,607,125	26,194,891
Other	69,375	27,066	96,441	11,240,926	11,337,367
	$6,450,353	$3,702,076	$10,152,429	$330,594,595	$340,747,024
	=========	=========	=========	==========	==========

        The above table includes nonaccrual loans of $4,052,538 and $3,016,993 in the loans not past due category, $2,764,876 and $2,895,361 in the 30-89 days past due category and $3,017,324 and $3,678,392 in the 90 days or more past due category as of September 30, 2012 and December 31, 2011, respectively.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Troubled Debt Restructurings:

       During the three-month period ended September 30, 2012, the following loans were modified as troubled debt restructurings.

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Home equity line of credit	1	32,818	32,818
1-4 family closed-end	3	315,703	315,703
	4	$348,521	$348,521
	=======	===========	============

       During the three-month period ended September 30, 2011, the following loans were modified as troubled debt restructurings.

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Construction and land development	2	267,922	267,922
	2	$267,922	$267,922
	=======	===========	============

       During the nine-month period ended September 30, 2012, the following loans were modified as troubled debt restructurings.

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Commercial real estate	3	$470,083	$470,083
Home equity line of credit	1	32,818	32,818
1-4 family closed-end	3	315,703	315,703
	7	$818,604	$818,604
	=======	===========	============

       During the nine-month period ended September 30, 2011, the following loans were modified as troubled debt restructurings.

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Commercial real estate	1	791,257	791,257
Construction and land development	2	267,922	267,922
	3	$1,059,179	$1,059,179
	=======	===========	============

       The modification of the terms of loans usually include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
       The Corporation has not allocated any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. The Corporation has not committed to lend any additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.
       There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification for the period ended September 30, 2012.
       A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

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

       Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically overdrafts and loans in process. An analysis of loans by risk category is performed quarterly. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed as of each date, the risk category of loans by class of loans is as follows:

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$36,554,849	$185,937	$270,055	$-	$-
Commercial and agricultural real estate:
Commercial real estate	108,759,616	2,012,487	9,637,937	-	-
Agricultural real estate	32,532,032	925,843	544,698	-	-
Residential real estate:
Home equity line of credit	15,891,833	-	59,248	-	-
1-4 family closed-end first lien	58,037,705	850,878	4,513,159	21,093	-
1-4 family closed-end junior lien	1,765,430	91,698	203,685	-	-
Multi-family	663,088	-	-	-	-
Construction and land development	28,436,026	9,940	1,231,885	-	-
Consumer	24,254,194	193,058	313,946	-	-
Other	11,955,785	88,632	5,026	-	568,319
Total	$318,850,558	$4,358,473	$16,779,639	$21,093	$568,319
	==========	=========	=========	=========	=========

December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$29,009,547	$125,766	$383,481	$-	$-
Commercial and agricultural real estate:
Commercial real estate	115,705,423	3,656,544	8,108,427	-	-
Agricultural real estate	35,611,655	819,682	394,111	-	-
Residential real estate:
Home equity line of credit	17,244,456	33,020	295,718	-	-
1-4 family closed-end first lien	55,194,491	1,177,666	4,607,820	-	-
1-4 family closed-end junior lien	2,194,417	101,553	297,421	-	-
Multi-family	997,839	-	-	-	-
Construction and land development	25,051,579	14,472	2,189,678	-	-
Consumer	25,625,547	170,075	399,269	-	-
Other	10,672,388	19,337	26,506	-	619,136
Total	$317,307,342	$6,118,115	$16,702,431	$-	$619,136
	==========	=========	=========	=========	=========

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Assets Measured on a Recurring Basis

       Assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2012 using			December 31, 2011 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. Treasuries	$-	$-	$-	$100,133	$-	$100,133
Obligations of U.S. Government
Sponsored Agencies	118,694,078	-	118,694,078	116,407,592	-	116,407,592
Obligations of States and
Political Subdivisions	35,730,596	-	35,730,596	38,078,290	-	38,078,290
Mortgage-backed securities
- residential	86,662,615	-	86,662,615	62,883,713	-	62,883,713
Total	$241,087,289	$-	$241,087,289	$217,469,728	$-	$217,469,728
	===========	===========	===========	===========	===========	===========

       There were no transfers between Level 1 and Level 2 during the first nine months 2012 or during 2011.

Assets Measured on a Non-Recurring Basis

       Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2012 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Comml and ag real estate:
Commercial real estate	$3,367,844		$3,367,844
Agricultural real estate	277,849		277,849
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	1,762,936		1,762,936
Multi-family	-		-
Construction & land development	644,744		644,744
Total impaired loans	$6,053,373		$6,053,373
	============		============

Other real estate owned
Comml and ag real estate:
Agricultural real estate	$48,880		$48,880
Residential real estate:
Home equity line of credit	-		-
1-4 family closed-end	-		-
Multi-family	576,690		576,690
Construction & land development	3,536,670		3,536,670
Total other real estate owned	$4,162,240		$4,162,240
	============		============

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

       There were $6,053,373 in impaired loans measured for impairment using the fair value of the collateral at September 30, 2012, resulting in an additional provision for loan losses of $99,213 and $444,762 for the three and nine months ended September 30, 2012, respectively. There were $3,395,160 in impaired loans measured for impairment using the fair value of the collateral at September 30, 2011, resulting in an additional provision for loan losses of $0 and $28,200 for the three months and nine months ended September 30, 2011, respectively.
       Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $6,817,264 as of September 30, 2012. Included in this amount were properties that were written down to fair value totaling $4,162,240, resulting in additional foreclosed asset expense of $9,635 and $129,568 for the three and nine months ended September 30, 2012. Other real estate owned had a net carrying amount of $7,830,744 as of September 30, 2011. Included in this amount were properties that were written down to fair value totaling $4,205,560, resulting in additional foreclosed asset expense of $0 and $17,155 in the three and nine months ended September 30, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

       The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012. The range is equal to the weighted average in the following table.
		Valuation		Discount
	Fair Value	Technique(s)	Unobservable Input(s)	on Appraisal
Impaired loans -
Commercial
real estate	$3,367,844	Cost approach	Adjustment for differences	29.5%
			in estimated costs
		Sales comparison	Adjustment for differences
		approach	between comparable
			sales

Agricultural		Sales comparison	Adjustment for differences	29.5%
real estate	277,849	approach	between comparable
			sales

Residential		Sales comparison	Adjustment for differences	29.5%
real estate	1,762,936	approach	between comparable
			sales

Construction and		Sales comparison	Adjustment for differences	29.5%
land development	644,744	approach	between comparable
			sales

Other real estate owned -
Agricultural		Sales comparison	Adjustment for differences	6%
real estate	48,880	approach	between comparable
			sales

Residential		Sales comparison	Adjustment for differences	6%
real estate	576,690	approach	between comparable
			sales

Construction and		Sales comparison	Adjustment for differences	6%
land development	3,536,670	approach	between comparable
			sales

       Carrying amount and estimated fair values of financial instruments at September 30, 2012 were as follows:
		Fair Value Measurements at
		September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial assets:
Cash and short-term investments	$36,825	$36,493	$332	$-	$36,825
Securities	241,087	-	241,087	-	241,087
Loans held for sale	2,664	-	2,664	-	2,664
Loans, net	333,277	-	-	333,806	333,806
Federal Home Loan Bank stock	1,527	N/A	N/A	N/A	N/A
Accrued interest receivable	3,242	-	1,243	1,999	3,242

Financial liabilities:
Deposits	581,025	308,681	273,675	-	582,356
Securities sold under repurchase agreements	2,008	2,008	-	-	2,008
Other borrowed funds	6,543	-	6,802	-	6,802
Accrued interest payable	824	9	815	-	824

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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 1. Financial Statements. (Continued)

Note 6

The factors used in the earnings per share computation follow:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$1,444,851	$1,890,636	$5,484,507	$4,860,294
Less: Distributed earnings allocated to participating securities	(300)	(613)	(1,525)	(1,838)
Less: (Undistributed income) dividends in excess of earnings
allocated to participating securities	(1,391)	(2,339)	(6,364)	(5,755)

Net earnings allocated to common stock	$1,443,160	$1,887,684	$5,476,618	$4,852,701
	==========	==========	==========	==========

Weighted common shares outstanding
including participating securities	1,574,281	1,569,394	1,573,823	1,568,185
Less: Participating securities	(2,083)	(2,450)	(2,327)	(2,450)
Weighted average shares	1,572,198	1,566,944	1,571,496	1,565,735
	==========	==========	==========	==========

Basic earnings per share	$0.92	$1.20	$3.48	$3.10
	==========	==========	==========	==========

Net earnings allocated to common stock	$1,443,160	$1,887,684	$5,476,618	$4,852,701
	==========	==========	==========	==========

Weighted average shares	1,572,198	1,566,944	1,571,496	1,565,735
Add: dilutive effects of assumed exercises of stock options	-	92	30	131

Average shares and dilutive potential common shares	1,572,198	1,567,036	1,571,526	1,565,866
	==========	==========	==========	==========

Dilutive earnings per share	$0.92	$1.20	$3.48	$3.10
	==========	==========	==========	==========

       Stock options for 6,500 and 7,000 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

Note 7

       On July 17, 2012, the registrant's Board of Directors voted to reclassify the registrant's common stock to reduce the number of record holders of common stock below 1,200 for the purpose of going private.
       To facilitate this transaction, an amendment to the registrant's charter to reclassify the common stock was approved by the registrant's shareholders on November 8, 2012. Pursuant to the amendment, shares of existing common stock held by shareholders who own less than 201 shares as of the effective time of the transaction will be reclassified into shares of Class A stock. Shareholders owning in excess of 201 shares of common stock at the effective time of the transaction will continue to hold shares of common stock. The reclassification will be made on the basis of one share of Class A stock for each share of common stock held.
       The primary effect of this transaction will be to reduce the registrant's total number of record holders of common stock to below 1,200. As a result, the registration of the registrant's common stock under federal securities laws will be terminated and the registrant will no longer be considered a "public" company.

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

Proposed Common Stock Share Reclassification

       On July 17, 2012, the registrant's Board of Directors voted to reclassify the registrant's common stock to reduce the number of record holders of common stock below 1,200 for the purpose of going private.
       To facilitate this transaction, an amendment to the registrant's charter to reclassify the common stock has been approved by the registrant's shareholders. Pursuant to the amendment, shares of existing common stock held by shareholders who own less than 201 shares as of the effective time of the transaction will be reclassified into shares of Class A stock. Shareholders owning in excess of 201 shares of common stock at the effective time of the transaction will continue to hold shares of common stock. The reclassification will be made on the basis of one share of Class A stock for each share of common stock held.
       The primary effect of this transaction will be to reduce the registrant's total number of record holders of common stock to below 1,200. As a result, the registration of the registrant's common stock under federal securities laws will be terminated and the registrant will no longer be considered a "public" company.

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
       Other real estate owned acquired through or in lieu of loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

OVERVIEW

       Total assets of the registrant grew $26.0 million, or 4.1 percent, in the first nine months of 2012. This growth in assets was primarily funded by an approximately $21.8 million, or 3.9 percent, increase in deposits. Loans net of unearned income decreased $0.2 million in the first nine months of 2012 as loan demand remained weak. The growth in deposits contributed to an increase in investment securities of approximately $23.6 million in the first nine months of 2012.
       Net income decreased $445,785 to $1,444,851, or $0.92 per diluted share, in the third quarter of 2012 as compared to $1,890,636, or $1.20 per diluted share, during the same period of 2011. The decrease in net income in the third quarter of 2012 as compared to the same period of 2011 was primarily due to increased other operating expenses in the third quarter of 2012. The increase in other operating expenses was primarily due to expenses related to a branding initiative that began in the second quarter of 2012. Much of the expenses related to the branding initiative occurred in the third quarter of 2012 and these expenses should decrease in the fourth quarter of 2012. Provision for loan losses totaled $60,000 in the third quarter

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

of 2012, compared to no provision for loan losses in the third quarter of 2011. Weak economic conditions continue to stress the loan portfolio, leading to a continued elevated allowance for loan losses in the third quarter of 2012 as compared to years prior to 2008; however, the provision for loan losses has begun to stabilize in recent quarters. Net interest income decreased $148,050, or 2.5 percent, to $5,814,931 in the third quarter of 2012 as compared to the same period of 2011.
       Net income increased $624,213 to $5,484,507, or $3.48 per diluted share, in the first nine months of 2012 as compared to $4,860,294, or $3.10 per diluted share, during the same period of 2011. The increase in net income in the first nine months of 2012 as compared to the same period of 2011 was primarily due to increased security gains, decreased provision for loan losses and increased net interest income in the first nine months of 2012. Security gains increased $920,162 to $1,049,353 in the first nine months of 2012 as compared to $129,191 in the same period of 2011. Provision for loan losses decreased $650,000 to $500,000 in the first nine months of 2012 as compared to $1,150,000 in the first nine months of 2011. Net interest income increased $366,899, or 2.1 percent to $17,898,904 in the first nine months of 2012 as compared to the same period of 2011.
       Net charged-off loans totaled approximately $847,000 in the first nine months of 2012, resulting in an annualized charge-off ratio of 0.33 percent as compared to net charge-offs of approximately $1,023,000 in the first nine months of 2011, resulting in an annualized charge-off ratio of 0.40 percent. Nonaccrual loans increased to approximately $9,835,000 at September 30, 2012 as compared to approximately $9,591,000 at December 31, 2011. Other real estate owned declined to approximately $6,817,000 at September 30, 2012 as compared to approximately $7,111,000 at December 31, 2011. Concerted efforts are being made to dispose of the other real estate owned while striving to ensure that fair market value is received and that excessive discounts are not taken. Expenses related to these foreclosed assets decreased approximately $63,000 in the first nine months of 2012 as compared to the same period of 2011; however, the registrant expects total non-performing assets and expenses related to foreclosed assets will continue at elevated levels through the remainder of 2012.

Results of Operations

       Net income of the registrant was $5,484,507 for the first nine months of 2012. This amounted to an increase of $624,213, or 12.8 percent, compared to the first nine months of 2011.  This increase in net income in the first nine months of 2012 as compared to the same period of 2011 was primarily due to increased security gains, decreased loan loss provisions and increased net interest income for the first nine months of 2012. These increases to net income were partially offset by an increase in other operating expenses for the first nine months of 2012 as compared to the same period of 2011. For the three-month period ended September 30, 2012, net income was $1,444,851, a decrease of $445,785, or 23.6 percent, as compared to the three months ended September 30, 2011.
       Net interest income decreased $148,050, or 2.5 percent, to $5,814,931 during the third quarter of 2012 as compared to $5,962,981 for the third quarter of 2011.  Total interest income decreased $320,630, or 4.4 percent, to $6,907,238 for the third quarter of 2012 as compared to $7,227,868 for the same period in 2011. The decrease in total interest income was primarily due to a decrease in yields earned on loans and a decrease in the yields earned on the registrant's investment securities in the third quarter of 2012 as compared to the same period of 2011. Interest and fees on loans decreased $338,523 in the third quarter of 2012 as compared to the same period of 2011 primarily as a result of a decrease in yields earned to 6.65 percent in the third quarter of 2012 as compared to 7.00 percent in the same period of 2011. Interest income on securities increased $18,016 in the third quarter of 2012 as compared to the third quarter of 2011 primarily as a result of an increase in average investment securities held of approximately $45.1 million in the third quarter of 2012 as compared to the same period of 2011. The overall increase in interest income on securities was limited in the third quarter of 2012 as compared to the same period of 2011 as yields earned on securities declined to 1.84 percent in the third quarter of 2012 from 2.23 percent in the third quarter of 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

       These decreases in interest income in the third quarter of 2012 as compared to the third quarter of 2011 were partially offset by a decrease in total interest expense of $172,580, or 13.6 percent, to $1,092,307 for the third quarter of 2012 as compared to $1,264,887 for the same period in 2011. The decrease in total interest expense was primarily due to lower average interest rates paid on interest-bearing deposits in the third quarter of 2012 as compared to the third quarter of 2011. The interest expense on time deposits decreased $169,023 in the third quarter of 2012 as compared to the same period of 2011 as the average interest rate paid on time deposits fell to 1.25 percent in the third quarter of 2012 as compared to 1.50 percent in the third quarter of 2011. The average balances held in time deposits increased $0.3 million in the third quarter of 2012 as compared to the same period of 2011. The interest expense on NOW accounts increased $1,568 in the third quarter of 2012 as compared to the same period of 2011 as the average balances held increased $10.6 million while the average interest rate paid fell to 0.20 percent in the third quarter of 2012 from 0.22 percent for the same period of 2011. The interest expense on savings and money market accounts increased $7,016 in the third quarter of 2012 as compared to the same period of 2011 as the average balances held increased $14.5 million while the average interest rate paid fell to 0.40 percent in the third quarter of 2012 from 0.43 percent in the third quarter of 2011.
       Net interest income of the registrant for the nine-month period ended September 30, 2012 increased by $366,899, or 2.1 percent, to $17,898,904 as compared to $17,532,005 for the nine months ended September 30, 2011. Total interest income decreased $395,008, or 1.8 percent, for the first nine months of 2012 as compared to the same period in 2011. This decrease was primarily the result of a $542,931 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily the result of a decrease in average loans outstanding of approximately $5.4 million in the first nine months of 2012 as compared to the same period of 2011. Interest on investment securities increased by $148,164 in the first nine months of 2012 as compared to the same period of 2011, primarily as a result of an increase in average investment securities held of approximately $43.4 million which was partially offset by a decrease in average yields earned on investment securities to 1.98 percent in the first nine months of 2012 as compared 2.32 percent in the same period of 2011.
       The increase in net interest income in the first nine months of 2012 as compared to the same period in 2011 was primarily due to a decrease in total interest expense of $761,907, or 18.7 percent, to $3,318,529 for the first nine months of 2012 as compared to $4,080,436 for the same period in 2011. The decrease in total interest expense was primarily caused by a $756,003 decrease in interest expense on time deposits for the nine months ended September 30, 2012 as compared to the same period in 2011. The decrease in interest expense on time deposits was primarily due to lower interest rates paid in the first nine months of 2012 as well as a decrease in the average balance of time deposits of $6.0 million as compared to the same period of 2011. The average interest rate paid on time deposits decreased to 1.30 percent in the first nine months of 2012 as compared to 1.63 percent in the first nine months of 2011. The interest expense on NOW accounts increased $4,351 in the first nine months of 2012 as the average balances held increased $10.8 million while the average interest rate paid fell to 0.20 percent from 0.22 percent in the first nine months of 2012 as compared to the same period of 2011. The interest expense on savings and money market accounts increased $17,463 in the first nine months of 2012 as the average balances held increased $15.6 million while the average interest rate paid fell to 0.40 percent from 0.44 percent in the first nine months of 2012 as compared to the same period of 2011.
       The registrant's non-interest income is composed of several components, some of which vary significantly between quarterly periods. Service charges on deposit accounts and other non-interest income generally reflect the registrant's growth, while fees for origination of mortgage loans will often reflect home mortgage market conditions and fluctuate more widely from period to period.
       Total non-interest income decreased $70,337, or 5.4 percent, to $1,221,641 for the three-month period ended September 30, 2012 as compared to $1,291,978 for the three-month period ended September 30, 2011. The decrease in non-interest income was primarily due to a $54,957 decrease in service charges on deposit accounts in the third quarter of 2012 as compared to the same period of 2011 as overdraft fees decreased in the third quarter of 2012. Other income decreased $14,494 as rental income received on other

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

real estate owned decreased in the third quarter of 2012 as compared to the same period of 2011. Income on company owned life insurance also decreased $13,319 in the third quarter of 2012 as compared to the same period of 2011. These decreases were partially offset by an $18,326 increase in other service charges and fees primarily due to increased debit card interchange fees in the third quarter of 2012 as compared to the same period of 2011. Other categories of non-interest income showed only minor differences between the third quarter of 2012 and the third quarter of 2011.
       Total non-interest income increased $737,082, or 18.8 percent, to $4,647,663 for the nine-month period ended September 30, 2012 as compared to $3,910,581 for the same period ended September 30, 2011. Much of the increase in non-interest income was due to a $920,162 increase in gain on the sale of securities in the first nine months of 2012 as compared to the same period of 2011 as the registrant restructured its investment portfolio in the first quarter of 2012. The investment portfolio restructuring primarily consisted of increasing the amount of mortgage-backed securities held in relation to other securities and is projected to increase interest income in flat and rising interest rate environments over the next few years as compared to the projected interest income that would have been generated before the restructuring. Mortgage banking income also increased $212,477 due to increased mortgage refinancing activity in the first nine months of 2012 as compared to the same period of 2011. Other service charges and fees increased $97,108 primarily due to increased debit card interchange fees in the first nine months of 2012 as compared to the same period of 2011. These increases were partially offset by decreases of $302,892 and $158,708 in other income and service charges on deposit accounts, respectively, in the first nine months of 2012 as compared to the same period of 2011. The decrease in other income was primarily due to a $274,976 gain on the sale of certain real estate held by the registrant in the first quarter of 2011. The decrease in service charges on deposit accounts was primarily due to reduced overdraft fees in the first nine months of 2012 as compared to the first nine months of 2011. Other categories of non-interest income showed only minor differences between the first nine months of 2012 and the first nine months of 2011.
       Total non-interest expenses increased $392,248, or 8.8 percent, to $4,845,362 in the third quarter of 2012 as compared to $4,453,114 for the same period of 2011. This increase in non-interest expenses was primarily due to a $493,219 increase in other expenses in the third quarter of 2012 as compared to the same period of 2011. The increase in other operating expenses was primarily due to expenses related to a new marketing initiative begun in the second quarter of 2012. Advertising and public relations expense also increased $24,187 in the third quarter of 2012 as compared to the same period of 2011. Decreases of $83,825 in salaries and employee benefits and $31,511 in FDIC insurance expense in the third quarter of 2012 as compared to the same period of 2011 partially offset these increases. Other categories of non-interest expense showed only minor differences between the third quarter of 2012 and the third quarter of 2011.
       Total non-interest expenses increased $614,005, or 4.6 percent, to $13,836,809 in the first nine months of 2012 as compared to $13,222,804 for the same period of 2011. This increase in non-interest expenses was primarily due to a $608,289 increase in other operating expenses and a $186,270 increase in salaries and employee benefits in the first nine months of 2012 as compared to the same period of 2011. The increase in other operating expenses was primarily due to expenses related to a new marketing initiative begun in the second quarter of 2012. The increase in salaries and employee benefits was primarily due to increased expense per employee in the first nine months of 2012 as compared to the same period of 2011. A smaller increase of $41,108 occurred in advertising and public relations in the first nine months of 2012 as compared to the same period of 2011. Decreases of $150,019 and $62,791 in FDIC insurance expense and foreclosed asset expense, respectively, partially offset these increases. The decrease in FDIC insurance expense was primarily due to an improvement in some of the Bank's performance ratios used by the FDIC to calculate the insurance premium in the first nine months of 2012 as compared to the same period of 2011. Other categories of non-interest expense showed only minor differences between the first nine months of 2012 and the first nine months of 2011.
       In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments. Prepaid FDIC insurance had a balance of $1.40 million at September 30, 2012, as a $98,000 reduction was made for applicable FDIC insurance premiums in the third quarter of 2012.
       The provision for loan losses for the three months ended September 30, 2012, increased to $60,000 from $0 over the same period of 2011. The provision for loan losses for the nine months ended September 30, 2012, decreased $650,000 to $500,000 from $1,150,000 over the same period of 2011. Although the provision for loan losses in the nine months ended September 30, 2012 declined significantly from the amount in the same period of 2011, the size of the provision of loan losses continued to reflect the effects of continued weakness in local and national economic conditions upon the loan portfolio, particularly within the real estate segment of the portfolio. If economic conditions or the real estate market deteriorates beyond management's current expectations, additional provisions for loan losses would likely be necessary, negatively impacting the registrant's net income. The provision for loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating probable and incurred credit losses. Such factors include past loan loss experience, increases or decreases in the size and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay. A more detailed description of the allowance for loan losses can be found under the section titled "Critical Accounting Policies."
       For the three-month period ended September 30, 2012, income before taxes decreased $670,635, or 23.9 percent, to $2,131,210 as compared to $2,801,845 for the three months ended September 30, 2011.  Applicable income taxes decreased $224,850 for the three-month period ended September 30, 2012 as compared to the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was 32.2 percent as compared to 32.5 percent for the same period of 2011.
       For the nine-month period ended September 30, 2012, income before taxes increased $1,139,976, or 16.1 percent, to $8,209,758 as compared to $7,069,782 for the nine-month period ended September 30, 2011. Applicable income taxes increased $515,763 for the nine months ended September 30, 2012 as compared to the same period of 2011. The effective tax rate for the nine months ended September 30, 2012 was 33.2 percent as compared to 31.3 percent for the same period of 2011.
        The following table shows the return on assets (net income divided by average total assets) and return on equity (net income divided by average shareholders' equity, excluding unrealized gain or loss on securities) for the three and nine months ended September 30, 2012 and 2011(annualized) and for the year ended December 31, 2011.

	Annualized for the Three		Annualized for the Nine
	Months Ended September 30,		Months Ended September 30,		For year ended
	2012	2011	2012	2011	December 31, 2011
Return on assets	0.88%	1.21%	1.12%	1.05%	1.01%
Return on equity	9.34%	13.37%	12.16%	11.85%	11.26%

Financial Condition

       The registrant's total assets increased 4.1 percent to $661,053,133 during the nine months ended September 30, 2012, from $635,098,812 at December 31, 2011. Loans, net of unearned income were $340,400,534 at September 30, 2012, a less than 0.1 percent decrease compared to $340,553,701 at December 31, 2011. Securities available-for-sale increased to $241,087,289 at September 30, 2012 from $217,469,728 at December 31, 2011.  At September 30, 2012, there was an unrealized gain on available-for-

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

sale securities, net of tax, of $2,966,608, as compared to an unrealized gain on available-for-sale securities, net of tax, of $2,237,891 at December 31, 2011.
       Total liabilities increased by 3.6 percent to $596,133,364 at September 30, 2012, compared to $575,331,508 at December 31, 2011. This increase was primarily due to an increase of $16,304,577 in interest bearing deposits at September 30, 2012 as compared to December 31, 2011.
       Non-performing assets decreased to $16,682,002 at September 30, 2012 as compared to $16,725,399 at December 31, 2011.  Non-performing assets at September 30, 2012 included $6,817,264 in other real estate owned, $9,834,738 in non-accrual loans, and $30,000 in loans past due 90 days or more as to interest or principal payment and accruing interest. There were $348,521 in trouble debt restructurings still accruing interest at September 30, 2012. Other real estate owned remained at an elevated level at September 30, 2012. The properties comprising other real estate owned at September 30, 2012 were primarily construction and land development, one-to-four family real estate properties and commercial real estate properties. The balance of non-accrual loans at September 30, 2012 consisted primarily of one-to-four family real estate loans, commercial real estate loans, and construction and land development loans. At December 31, 2011, the corresponding amounts of non-performing assets were $7,110,969 in other real estate owned and $9,590,746 in non-accrual loans and $23,684 in loans past due 90 days or more and accruing interest. There were $267,922 in troubled debt restructurings still accruing interest at December 31, 2011. The registrant did not allocate any specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 or December 31, 2011. The allowance for loan losses was 72.4% of the balance of nonaccrual loans at September 30, 2012 as compared to 77.9% at December 31, 2011.
       Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 or more days with respect to principal or interest unless such loans are well secured and in the process of collection. The additional amount of interest that would have been recorded during the first nine months of 2012 if the above nonaccrual loans had been current in accordance with their original terms was approximately $551,000.
       Loans that are classified as "substandard" by the registrant represent loans that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. As of September 30, 2012, there were approximately $7,326,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $7,497,000 in loans that were classified as "substandard" and accruing interest as of September 30, 2011 and $7,622,000 of such loans at December 31, 2011.
       Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The registrant does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the registrant arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (35 percent of total loans) and 1-4 family residential loans (24 percent of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the registrant has concentrations of credit, defined as 25 percent or more of total risk-based capital, of loans to lessors of non-residential buildings (39 percent of total risk-based capital), loans to lessors of residential buildings and dwellings (32 percent of total risk-based capital), loans secured by hotel and motel properties (28 percent of total risk-based capital) and loans secured by subdivision land (26 percent of total

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

risk-based capital). Although the registrant has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions, particularly within the real estate segment of the economy, in the regions where our customers operate. A geographic concentration arises because the registrant grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Madison and Limestone Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is sufficient to cover incurred losses in the loan portfolio.
       For the nine months ended September 30, 2012, the registrant had net loan charge-offs of approximately $847,000 for a net charge-off ratio (net charge-offs divided by total loans net of unearned income) of 0.33 percent (annualized). This compares to net charge-offs of approximately $1,023,000 for the nine months ended September 30, 2011 for a net charge-off ratio of 0.40 percent (annualized).
       The total allowance for loan losses decreased to $7,123,746 as of September 30, 2012 from $7,470,322 as of December 31, 2011. The ratio of the allowance for loan losses to loans net of unearned income was 2.09 percent at September 30, 2012 as compared to 2.19 percent at December 31, 2011. Management believes that the allowance for loan losses is adequate to cover probable incurred losses in the loan portfolio.

Liquidity

       Liquidity is the ability to fund increases in loan demand or to compensate for decreases in deposits and other sources of funds, or both. Maintenance of adequate liquidity is an essential component of the financial planning process. The objective of asset/liability management is to provide an optimum balance of liquidity and earnings. Cash and cash equivalents increased $2,557,542 from December 31, 2011 to September 30, 2012.
       Marketable investment securities, particularly those of short maturities, are another source of asset liquidity. Securities maturing in one year or less amounted to approximately $8,913,000 at September 30, 2012, representing 3.7 percent of the registrant's investment portfolio as compared to $11,731,000, or 5.7 percent, one year earlier and $8,133,000, or 3.7 percent, at December 31, 2011. These securities may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or asset/liability strategy. Monthly principal paydowns received on mortgage-backed securities also provide additional liquidity. Management classifies all the registrant's investment portfolio in the available-for-sale category and reports these securities at fair value. Management does not anticipate the sale of a substantial amount of investment securities in the foreseeable future.
       Other sources of liquidity include maturing loans and federal funds sold. At September 30, 2012, the registrant had approximately $125,470,000 in loans maturing within one year. The registrant had $7,015,000 in federal funds sold at September 30, 2012, compared to $1,640,000 as of December 31, 2011. The registrant also had approximately $29,365,000 in cash and due from banks at September 30, 2012 as compared to approximately $32,182,000 at December 31, 2011.
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

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)
	Amount at
	September 30, 2012	December 31, 2011
Commitments to extend credit	$60,153,593	$49,502,377
Standby letters of credit	2,097,960	2,265,295
Mortgage loans sold with repurchase
requirements outstanding	7,518,805	10,304,698

       Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these commitments, the registrant has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions as well as borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2012, the registrant had total borrowings of $6,542,911 and had approximately $22,162,000 of available additional borrowings from the Federal Home Loan Bank of Cincinnati. At September 30, 2012, the registrant had no federal funds purchased and had $25,000,000 in additional federal funds lines available from correspondent banks.
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
       Management believes, as of September 30, 2012 and December 31, 2011, that FPNC and FNB met all capital adequacy requirements to which they are subject.  To be categorized as "well-capitalized", FPNC and FNB must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement order or directive to maintain capital above specified levels. The following table presents actual, minimum and "well capitalized" capital amounts and ratios for FPNC and FNB as of September 30, 2012 and December 31, 2011.

PART I - FINANCIAL INFORMATION
____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

						To Be Well Capitalized
			For Capital			Under Applicable
	Actual		Adequacy Purposes			Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars In thousands)
As of September 30, 2012
Total Capital to risk weighted assets
FPNC	$67,203	16.07%	$33,449	>	8.00%	$41,812	>	10.00%
FNB	66,842	15.99	33,445	>	8.00	41,806	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	61,953	14.82	16,725	>	4.00	25,087	>	6.00
FNB	61,592	14.73	16,722	>	4.00	25,084	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	61,953	9.44	26,243	>	4.00
FNB	61,592	9.39	26,240	>	4.00	32,800	>	5.00

As of December 31, 2011
Total Capital to risk weighted assets
FPNC	$62,769	15.06%	$33,354	>	8.00%	$41,692	>	10.00%
FNB	62,188	14.92	33,349	>	8.00	41,686	>	10.00
Tier I (Core) Capital to risk weighted assets
FPNC	57,529	13.80	16,677	>	4.00	25,015	>	6.00
FNB	56,948	13.66	16,674	>	4.00	25,012	>	6.00
Tier I (Core) Capital to average quarterly assets
FPNC	57,529	9.15	25,137	>	4.00
FNB	56,948	9.06	25,133	>	4.00	31,417	>	5.00

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
       Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus

PART I - FINANCIAL INFORMATION
____________________________________________

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (Continued)

fixed rate assets and liabilities; the repricing/maturing volumes and rates of the existing balance sheet; and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of September 30, 2012, the -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 6.9 percent and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 6.8 percent, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $2,835,000, or 14.1 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $295,000, or 1.5 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the smaller change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.
       There have been no material changes in reported market risks during the quarter ended September 30, 2012.

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

Changes in Internal Controls

       There were no changes in the registrant's internal control over financial reporting during the registrant's fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

     (a) None

     (b) None

     (c) None

Item 3.  Defaults Upon Senior Securities.

      None

Item 4. Mine Safety Disclosures.

       Not applicable

Item 5.  Other Information.

       On November 8, 2012, First Pulaski National Corporation, a Tennessee corporation (the "Company"), held a special meeting of shareholders (the "Special Meeting"). At the Special Meeting, shareholders approved an amendment to the Company's charter to provide for the authorization of a new class of capital stock, Class A stock, and to reclassify certain of the Company's shares of existing common stock into the Class A stock. The final voting result of the charter amendment and reclassification proposal, which was described in more detail in the definitive proxy statement delivered to the Company's shareholders in connection with the Special Meeting and filed with the Securities and Exchange Commission on October 5, 2012, is set forth below:

For	Against	Abstain	Broker Non-Votes
1,019,440	222,427	32,707	0

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

                                                                                FIRST PULASKI NATIONAL CORPORATION

Date:  November 9, 2012                                         /s/Mark A. Hayes
                                                                                Mark A. Hayes, Chief Executive Officer

Date:  November 9, 2012                                         /s/Tracy Porterfield
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