Form 10-K
period 2012-12-31
FIRST PULASKI NATIONAL CORP
filed 2013-03-15
CIK 354706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Securities registered pursuant to Section 12(g) of the Act:              None

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [     ]   No [ X ]

The aggregate market value of shares of Common Stock, par value $1.00 per share, held by nonaffiliates of the Registrant as of June 30, 2012 was $59,283,399. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are shares owned by "affiliates", a status which each of the directors and executive officers individually disclaims. Given that there is no active trading market for the registrant's common stock, this calculation was made using $41 per share, the price at what the registrant's common stock was traded on June 22, 2012 the closest trade, of which the registrant has knowledge, to June 30, 2012.

Shares of Common Stock outstanding on February 28, 2013 were 1,523,765.

Documents Incorporated by Reference:    None

FIRST PULASKI NATIONAL CORPORATION

2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS.

First Pulaski National Corporation, (the "Corporation" or the "registrant") is a financial corporation engaged in general commercial and retail banking business through its subsidiary bank, First National Bank of Pulaski ("First National" or the "Bank").

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

On November 8, 2012, the Company's shareholders approved a charter amendment authorizing Class A stock and to reclassify shareholders with 200 or fewer common shares to Class A shares on a 1 to 1 basis. The amendment to reclassify these shares of common stock was effective November 9, 2012. As a result of the reclassification transaction, there were fewer than 1,200 shareholders of record of the Company's common stock, which allowed the Company to terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On November 9, 2012, the Company filed a Form 15 with the SEC to provide notice of termination of registration of the Company's common stock under Section 12(g) of the Exchange Act.

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

The Corporation owns all of the common stock of the Bank. At December 31, 2012, the Corporation and its subsidiaries had combined total assets of $681,611,592.

The Corporation derives its primary source of funds from deposits acquired through the Bank. The Bank is the largest financial institution in Giles County, Tennessee, measured by county deposits at June 30, 2012. It has two branches in Lincoln County, Tennessee, where it is also the largest financial institution, measured by county deposits. The Bank is the fifth largest financial institution in Marshall County, Tennessee, the fourth largest financial institution in Limestone County, Alabama, and the twenty-third largest financial institution in Madison County, Alabama, measured by county deposits.

At December 31, 2012, the Bank had long-term indebtedness of approximately $6.19 million in the form of advances payable to the Federal Home Loan Bank of Cincinnati. Note 9 to the Corporation's Consolidated Financial Statements includes a detailed analysis of this debt.

As of February 28, 2013, First National had 177 employees, 15 of whom were part-time. The Corporation has no employees other than those employed by First National and its subsidiaries.

COMPETITION

First National operates principally in three counties in Tennessee, Giles County, Lincoln County, and Marshall County, and two counties in Alabama, Limestone County and Madison County. The following discussion of market areas contains the most recent information available from reports filed with the FDIC and the Office of Thrift Supervision.

Giles County, Tennessee. First National competes in Giles County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a large regional bank holding company. From June 30, 2010 to June 30, 2012, total deposits for all commercial banks in the Giles County market increased 5.7% from $595.8 million to $629.8 million. First National has five

(5) offices in Giles County, and approximately 51% of its deposits are located there. As of June 30, 2012, First National had the largest market share of banks in Giles County with a 47.5% share of the bank deposits.

Giles County is located in southern Middle Tennessee, approximately 70 miles from Nashville, Tennessee. Pulaski is the largest city in Giles County. Giles County had an estimated population of 29,387 in 2011 and an estimated median household income of $39,916 in 2011, the latest available data.

Lincoln County, Tennessee. First National competes in Lincoln County with six (6) commercial banking organizations. Two (2) of the commercial banking competitors are owned by regional or national multi-bank holding companies. The other four (4) commercial banking competitors are small community banking organizations. From June 30, 2010 to June 30, 2012, total deposits for all commercial banks in Lincoln County decreased 3.0% from $508.5 million to $493.1 million. First National has two (2) branch offices located in this market, and approximately 24% of its deposits are located there. As of June 30, 2012, First National had a 28.9% share of the Lincoln County bank deposit market, the largest market share in the county.

Lincoln County is also located in southern Middle Tennessee, approximately 80 miles from Nashville, Tennessee. The largest city in Lincoln County is Fayetteville. Lincoln County had an estimated population of 33,431 in 2011, and an estimated median household income of $39,246 in 2011, the latest available data.

Marshall County, Tennessee. First National competes in Marshall County with five (5) commercial banking organizations. Four (4) of the five (5) commercial banking competitors are small community banking organizations. The other commercial banking competitor is owned by a national bank holding company. From June 30, 2010 to June 30, 2012, total deposits for all commercial banks in the Marshall County market decreased 0.5% from $427.1 million to $425.0 million. First National has two (2) offices in Marshall County and approximately 6% of its deposits are located there. As of June 30, 2012, First National had the fifth largest market share of banks in Marshall County with a 8.1% share of the bank deposits.

Marshall County is located in southern Middle Tennessee, approximately 50 miles from Nashville, Tennessee. Lewisburg is the largest city in Marshall County. Marshall County had an estimated population of 30,881 in 2011 and an estimated median household income of $40,214 in 2011, the latest available data.

Madison County, Alabama. In January 2008, the Bank opened a branch in a leased facility in Huntsville, located in Madison County, Alabama. Madison County, Alabama is the first urban market in which the Bank opened a branch and the first branch located outside the state of Tennessee. Madison County had an estimated population of 340,111 in 2011 and an estimated median household income of $55,298 in 2011, the latest available data. First National has one (1) office in Madison County and competes with twenty-three (23) commercial banking organizations in the county. Approximately 2% of the Bank's deposits are located there. As of June 30, 2012, First National had the twenty-second largest market share of banks in Madison County with a 0.16% share of the bank deposits. Total deposits for all commercial banks in the Madison County market was $5.919 billion as of June 30, 2012.

Limestone County, Alabama. In April 2008, the Bank opened a branch in Athens, located in Limestone County, Alabama. Limestone County had a population of 85,369 in 2011 and an estimated median household income of $46,760 in 2011, the latest available data. First National has one (1) office in Limestone County and competes with seven (7) commercial banking organizations in the county. Approximately 17% of the Bank's deposits are located there. As of June 30, 2012, First National had the third largest market share of banks in Limestone County with a 14.2% share of the bank deposits. Total deposits for all commercial banks in the Limestone County market was $687.8 million as of June 30, 2012.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 and 2012 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2013 and beyond. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Corporation. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of "systemically significant" institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Corporation either because of exemptions for institutions below a certain asset size or because of the nature of the Corporation's operations. Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact the Corporation include:

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

As described above, many aspects of the Dodd-Frank Act remain to be implemented and will take effect over several years, and their impact on the Corporation or the financial industry is difficult to predict before such regulations are adopted.

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

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. In addition, non-interest bearing deposit transaction accounts had unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

In late 2010, the Basel Committee on Banking Supervision issued "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. On June 6, 2012, the federal bank regulatory agencies, including the Federal Reserve and the OCC, issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel III Committee and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies ("banking organizations"). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a minimum tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. In addition, the proposed rules would phase out trust preferred securities as tier 1 capital over a period of years. The proposed rules limit a banking organization's capital distributions and certain discretionary bonus payments as well as a banking organization's ability to repurchase its own shares if the banking organization does not hold a "capital conservation buffer" consisting of an additional 2.5% of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements would be a tier 1 leverage ratio of 4%, a tier 1 common risk-based equity capital ratio of 7%, a tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in December 2012 that, due to the substantial volume of public comments received, the final rule would not be in effect on January 1, 2013 and the agencies have not yet announced a new effective date for the rules. Accordingly, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Corporation or the Bank.

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the Federal Reserve annually capital plans demonstrating the company's ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2012, First National met the conditions necessary to be considered "well capitalized" by its primary regulator.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The proposed regulations that seek to implement Basel III would require that trust preferred securities no longer be allowed to count as capital, with the elimination being phased in over 10 years.

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

Statutory and regulatory limitations also apply to First National's payment of dividends to the Corporation. First National is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed (1) the total of First National's net profits for that year, plus (2) First National's retained net profits of the preceding two years, less any required transfers to surplus. During 2013, the Bank could, without seeking prior regulatory approval, declare dividends of approximately $9,376,000 plus any 2013 net profits retained to the date of the dividend declaration.

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

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related, among other things, to residential mortgage loans that have increased the Corporation's regulatory compliance costs. The Corporation expects that the Dodd-Frank Act will continue to have a negative impact on its earnings through fee reductions, higher costs and new restrictions, as well as reductions to available capital. The ultimate impact of the Dodd-Frank Act on the Corporation's businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of the Corporation's actions to mitigate the negative earnings impact of certain provisions. The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. With the enactment of the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, required that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves various risks which are particular to our corporation, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be materially negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted the Corporation's results and may continue to adversely impact the Corporation's results in the future.

Economic conditions in the markets in which the Corporation operates deteriorated significantly between early 2008 and the middle of 2010. As a result, the Corporation has experienced a significant reduction in its earnings when compared to historical levels. These challenges result principally from provisions for loan losses related to declining collateral values in the Corporation's real estate construction and development loan portfolio and expenses associated with the maintenance, valuation and sales of other real estate owned. Although economic conditions began to stabilize in the Corporation's markets in the second half of 2010 and through 2011 and 2012, management of the Corporation believes that it will continue to experience a somewhat, albeit less, challenging economic environment in 2013. Accordingly, management expects that its results of operations may continue to be negatively impacted by economic conditions in 2013. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or the Corporation in particular, will improve materially, or at all, in the near future, or thereafter, in which case the Corporation could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, internal loan classifications, trends in classifications, an evaluation of national and local economic conditions and volumes and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require First National to increase the allowance for loan losses as a part of their examination process, First National's and the Corporation's earnings and capital could be significantly and adversely affected. In addition, federal regulators periodically review First National's loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or First National's entire loan portfolio may be different than the conclusions reached by First National. Any increase in First National's allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on the Corporation's operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of First National's management's control. These additions may require increased provision expense which would negatively impact the Corporation's results of operations.

Currently proposed changes to capital requirements for bank holding companies and depository institutions may negatively impact the Corporation's and the Bank's results of operations.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Corporation. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules that seek to implement the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios, which were initially expected to be phased in during 2013 and 2014. These rules if implemented would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Corporation and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. As currently proposed, the capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Corporation or the Bank as the federal regulatory agencies that have proposed the rules have announced that they are indefinitely delaying the implementation of the rules.

The application of more stringent capital requirements for the Corporation and the Bank, like those proposed to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Corporation or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Corporation or the Bank having to lengthen the term of its funding, restructure its business models and/or increase its holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Corporation's and the Bank's ability to make distributions, including paying dividends or buying back shares.

The December 31, 2012 expiration of the FDIC's Transaction Account Guarantee Program could negatively impact the Bank's liquidity and cost of funds.

Under the FDIC's Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC even if their balances were over and above the customary $250,000 limit. This program expired on December 31, 2012, and deposits held in such non-interest bearing accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category. The Bank currently has a significant amount of its deposits that exceed the customary $250,000 limit. Although the Bank has not experienced a large number of withdrawals with respect to these deposits, a withdrawal of these deposits could negatively impact the Bank's liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank's cost of funds by potentially reducing its levels of core deposits and increasing its need to rely on more expensive funding sources.

Liquidity needs could adversely affect the Corporation's results of operations and financial condition.

The Corporation relies on dividends from First National as its primary source of funds. The primary sources of First National's funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity, which in some cases may be more costly, to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, brokered certificates of deposit and federal funds lines of credit from correspondent banks. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting the Corporation's net interest income, its immediate liquidity and/or its access to additional liquidity. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

As the Corporation has expanded its operations into more urban areas in Alabama, it has significantly increased its real estate construction and development loans, which loans have a greater credit risk than residential mortgage loans.

The percentage of construction and land development loans in First National's portfolios to total loans was approximately 6.5% of total loans at December 31, 2012, down from 8.7% of total loans at December 31, 2011, 9.2% of total loans at December 31, 2010, 11.0% of total loans at December 31, 2009 and 13.9% at December 31, 2008, and slightly lower than the 6.8% at December 31, 2007. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that First National holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact the Corporation's financial condition and results of operations.

The Corporation is geographically concentrated in Giles, Lincoln and Marshall Counties, Tennessee, and Limestone and Madison Counties, Alabama and changes in local economic conditions impact its profitability.

The Corporation operates primarily in Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama, and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Corporation's success significantly depends upon the growth in population, income levels, deposits and housing starts in these areas, along with the continued attraction of business ventures to the areas, and its profitability is impacted by the changes in general economic conditions in these markets. Economic conditions in the Corporation's market areas remain challenging and continue to negatively affect the Corporation's operations, particularly the real estate construction and development segment of its loan portfolio. Additionally, unemployment levels continued at elevated levels in the Corporation's markets in 2011 and 2012. The Corporation cannot assure you that economic conditions in its markets will improve during 2013 or thereafter, and continued weak economic conditions in its markets could cause the Corporation to constrict the Corporation's growth, affect the ability of its customers to repay their loans and generally affect the Corporation's financial condition and results of operations. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

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

In the course of business, First National may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Corporation, or First National, might be required to remove these substances from the affected properties at the Corporation's or First National's cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Corporation and First National may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Corporation's business, results of operations and financial condition.

Implementation of the various provisions of the Dodd-Frank Act has resulted in increases in the Corporation's operating costs and may continue to cause additional increases, and implementation of the provisions of the Dodd-Frank Act that are not yet implemented could have a material effect on the Corporation's business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under the U.S. Treasury's Troubled Assets Relief Program; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Corporation) are exempt from certain provisions of the legislation. Although a number of regulations implementing portions of the Dodd-Frank Act have been promulgated, the Corporation is still unable to predict how portions of this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect the Corporation. There can be no assurance that these or future reforms will not significantly increase the Corporation's compliance or operating costs or otherwise have a significant impact on the Corporation's business, financial condition and results of operations.

If the federal funds rate remains at current extremely low levels, the Corporation's net interest margin, and consequently the Corporation's net earnings, may be negatively impacted.

Because of significant competitive pressures in the Corporation's markets and the negative impact of these pressures on its deposit and loan pricing, coupled with the fact that a significant portion of the Corporation's loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Corporation's net interest margin continues to be negatively impacted. Because of these competitive pressures, the Corporation has been unable to lower the rate that it pays on interest-bearing liabilities to the same extent and as quickly as the yields it charges on interest-earning assets. The Corporation expects loan pricing to remain competitive in 2013 and believes that economic factors affecting broader markets will likely result in reduced yields for its investment securities portfolio. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. As a result, the Corporation's net interest margin, and consequently its profitability, may continue to be negatively impacted in 2013 and beyond.

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

The Corporation's common stock and Class A stock are thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.

The Corporation's common stock and Class A stock are not traded through an organized exchange, but rather are traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices may not necessarily reflect the actual value of the Corporation's common stock or Class A stock. A shareholder's ability to sell the shares of common stock or Class A stock in the Corporation in a timely manner may be substantially limited by the lack of a trading market for the common stock or Class A stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

The Corporation and the Bank are headquartered at 206 South First Street, Pulaski, Tennessee. The banking facility housing the headquarters was completed in 1966 and has undergone several major renovation and expansion projects over the years. The most recent expansion at this main office facility was completed in early 1995 and renovations to the facility were completed in 2009. An expansion and renovation of the Bank's Industrial Park Road office, which is owned by the Bank and is on the western edge of Pulaski, was completed in early 1996. The Minor Hill Road office, in the southern part of Pulaski, operates in a facility that is owned by the Bank and was completed in 1985. Other banking facilities operated by the Bank include owned offices at Ardmore in the southeastern corner of Giles County and in Fayetteville and Park City in adjacent Lincoln County, Tennessee. The Ardmore office, in existence since 1963, has also undergone several major expansions, with the most recent being completed in early 1993. In 2001, the Bank built a new facility in Fayetteville. Construction of the Park City branch was completed in 1997. A facility on Flower Street near the main office in Pulaski, already owned by the Corporation and previously used for storage, was renovated and completed in 1998 primarily for the purpose of housing the Bank's mortgage lending operations. During 2009, the Bank moved its mortgage lending operations to the main office and is currently using the facility on Flower Street to house certain of the loan operations of the Bank. The Belfast office, which is owned by the Bank, was acquired by the Bank during the merger with the Bank of Belfast in 2002 and was last renovated in 1980. The Bank also assumed a leased facility in Lewisburg, Tennessee during the Bank of Belfast merger. In 2005, the Bank purchased land in Lewisburg for the construction of a new banking office that would replace the leased facility in that town.

Construction was completed and the Bank moved into the new facility in Lewisburg in February, 2007. Also, in October 2005, the Bank opened an office in Lynnville, Tennessee in a renovated facility. In January 2008, the Bank opened its Huntsville Office in a leased facility. The Bank opened a temporary office in Athens, Alabama in April 2008 and constructed a new facility on the property adjacent to the temporary facility that was completed and opened April 2010. The Bank is currently in the process of building an office in downtown Athens that is expected to be completed in late March 2013.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common stock of First Pulaski National Corporation is not traded through an organized exchange but is traded between local individuals. As such, price quotations are not available on Nasdaq or any other quotation service. In November 2012, the Corporation reclassified common stock of shareholders owning 200 or fewer shares of common stock to Class A stock. As a result of the reclassification transaction, a total of 49,716 shares of common stock were converted to Class A stock. Class A stock was issued without registration under the Securities Act of 1933 in reliance on an exemption under Section 3(a)(9) of the Securities Act of 1933 for the exchange by a company of any security with its existing shareholders exclusively, where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange. The following trading prices for 2012 and 2011 represent trades of which the Corporation was aware and do not necessarily include all trading transactions for the period and may not necessarily reflect actual stock values.

	Trading Prices	Dividends Paid
Common Stock
1st Quarter, 2012	$40.00 - 43.00	$0.25
2nd Quarter, 2012	$38.00 - 41.00	$0.25
3rd Quarter, 2012	$35.00 - 41.00	$0.25
4th Quarter, 2012	$35.00 - 55.00	$0.80
Total Annual Dividend, 2012		$1.55

1st Quarter, 2011	$35.00 - 50.00	$0.25
2nd Quarter, 2011	$40.00 - 47.00	$0.25
3rd Quarter, 2011	$40.00 - 45.00	$0.25
4th Quarter, 2011	$40.00 - 43.00	$0.50
Total Annual Dividend, 2011		$1.25

Class A Stock
4th Quarter, 2012	$39.50 - 40.00	$0.84
Total Annual Dividend, 2012		$0.84

There were approximately 855 shareholders of record of the Corporation's common stock and 737 shareholders of record of the Corporation's Class A stock as of February 28, 2013.

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

ITEM 6: SELECTED FINANCIAL DATA

The table below contains selected financial data for the Corporation for the last five years. Note 18 to the Consolidated Financial Statements which follows shows figures for basic earnings per share and gives effect to dilutive stock options in determining diluted earnings per share. The reclassification of certain common shares to Class A shares in November 2012 is applied retroactively for all periods presented for earnings per share calculations. Total average equity and total average assets exclude unrealized gains or losses on investment securities.

	For Year Ended December 31,
	2012	2011	2010	2009	2008

	(dollars in thousands, except per share amounts)
Interest income	$27,863	$28,714	$29,424	$31,281	$33,687
Interest expense	4,415	5,268	7,601	10,328	14,856
Net interest income	23,448	23,446	21,823	20,953	18,831
Loan loss provision	500	1,455	4,750	5,328	2,033
Non-interest income	5,759	5,131	5,911	4,276	4,400
Non-interest expense	18,123	18,043	17,642	17,703	17,252
Income before income tax	10,584	9,079	5,341	2,199	3,946
Net income	7,078	6,249	4,028	2,232	3,471

Total assets	$681,612	$635,099	$601,140	$609,427	$592,303
Loans, net of unearned income	338,803	340,554	342,559	370,609	396,926
Securities	260,194	217,470	191,195	151,850	136,652
Deposits	602,124	559,231	533,324	542,977	530,497
Total long-term debt	6,190	7,326	7,545	7,779	3,392

Per Share Data:
Common Stock:
Net Income-Basic	$4.50	$3.98	$2.58	$1.43	$2.24
Net Income-Diluted	4.50	3.98	2.57	1.43	2.24
Class A Stock:
Net Income-Basic	4.54	3.99	2.58	1.43	2.24

Pro Forma (2)
Common Stock:
Net Income-Basic	$4.49	$3.98	$2.57	$1.43	$2.24
Net Income-Diluted	4.49	3.98	2.57	1.43	2.23
Class A Stock:
Net Income-Basic	4.56	4.03	2.61	1.50	2.32

Cash dividends paid:
Common Stock	1.55	1.25	1.00	1.60	1.80
Class A Stock	1.59	1.25	1.00	1.60	1.80

Pro Forma (2)
Common Stock	1.55	1.25	1.00	1.60	1.80
Class A Stock:	1.62	1.30	1.04	1.67	1.88

Total average equity (1)	$60,778	$55,477	$51,664	$50,536	$50,127
Total average assets (1)	654,668	619,574	609,032	597,754	559,115

Ratios
Avg equity to avg assets	9.28%	8.95%	8.48%	8.45%	8.97%
Return on average equity	11.65%	11.26%	7.80%	4.42%	6.92%
Return on average assets	1.08%	1.01%	0.66%	0.37%	0.62%
Dividend payout ratio	34.50%	31.40%	38.83%	111.63%	80.40%

(1) Total average equity and total average assets above excludes the unrealized gain or loss on investment securities.
(2) Earnings per share and dividends per share are presented as if Class A shares were issued as of the earliest period presented.

The basic earnings per share data and the diluted earnings per share data in the above table are based on the following weighted average number of shares outstanding:
	For Year Ended December 31,
	2012	2011	2010	2009	2008
Common Stock:
Basic	1,522,270	1,516,829	1,511,596	1,504,943	1,497,555
Diluted	1,522,292	1,516,932	1,512,212	1,506,235	1,500,539
Class A Stock:
Basic	49,716	49,716	49,716	49,716	49,716

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

FORWARD-LOOKING STATEMENTS

Certain of the statements in this discussion may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"), as amended. The words "expect," "anticipate," "intend," "should," "may," "could," "plan," "believe," "likely," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Corporation to differ materially from any results expressed or implied by such forward-looking statements. Such factors include those identified in "Item 1A. Risk Factors" above and, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) continuation of the historically low short-term interest rate environment, (iii) increased competition with other financial institutions, (iv) deterioration or lack of sustained growth in the economy in the Corporation's market areas, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) significant downturns in the businesses of one or more large customers, (vii) risks inherent in originating loans, including prepayment risks, (viii) the fluctuations in collateral values, the rate of loan charge-offs and the level of the provision for losses on loans, (ix) results of regulatory examinations, (x) the inability to comply with regulatory capital requirements, including those resulting from the currently proposed changes to capital calculation methodologies and required capital maintenance levels, (xi) any activity in the capital markets that would cause the Corporation to conclude that there was impairment of any asset including intangible assets, (xii) changes in state and Federal legislation, regulations or policies applicable to banks and other financial services providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Act enacted by Congress in July 2010, (xiii) the ability to retain large, uninsured deposits with the expiration of the FDIC's transaction account guarantee program and (xiv) loss of key personnel. Many of such factors are beyond the Corporation's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Corporation. The Corporation disclaims any obligation to update or revise any forward-looking statements contained in this discussion, whether as a result of new information, future events or otherwise.

OVERVIEW

Total assets of the Corporation increased $46.5 million, or 7.3%, from December 31, 2011 to December 31, 2012. Loans net of unearned income remained relatively flat from year-end 2011 to year-end 2012, declining $1.8 million over that time. Loan demand in the Corporation's markets remained weak in 2012. Other real estate owned declined slightly in 2012, ending the year at $6.88 million as compared to $7.11 million at year-end 2011. Other real estate owned remained at an elevated level in 2012 when compared to years prior to 2009, as weak economic conditions continued. Concerted efforts are being made to dispose of other real estate owned while striving to ensure that fair market value is received for other real estate owned and excessive discounts are not taken. Sales of other real estate owned in 2012 resulted in a net loss on sale of $129,000. Other real estate owned is likely to continue at elevated levels in 2013 when compared to years prior to 2009. The growth in assets in 2012 resulted primarily from a $42.9 million increase in deposits, which resulted from a $27.0 million increase in interest bearing deposits and a $15.9 million increase in noninterest bearing deposits from December 31, 2011 to December 31, 2012. This increase in deposits and relatively flat loan volume led to a $42.7 million increase in investment securities from year-end 2011 to year-end 2012. Cash and cash equivalents also increased $3.1 million and interest bearing balances from banks increased $2.4 million from year-end 2011 to year-end 2012. Total shareholders' equity increased $5.0 million during 2012 and regulatory Tier I capital increased $4.8 million bolstering the Corporation's capital position and regulatory capital ratios at December 31, 2012.

Net income in 2012 was $7.08 million, an increase of $829,000 compared to 2011. Net interest income was flat in 2012 as compared to 2011. The net interest margin declined to 3.97% in 2012 from 4.26% in 2011. Gains on the sale of securities of $1.05 million occurred in 2012 as compared to only $133,000 in 2011, leading to an increase in non-interest income in 2012 as compared to 2011. Other income declined in 2012 due to a $275,000 gain on the sale of certain real estate in 2011. The provision for loan losses totaled $500,000 in 2012, a decrease of $955,000 from the provision for loan losses in 2011. Other operating expenses declined in 2012 as compared to 2011 primarily due to amendments agreed to by most of the Corporation's current directors to the deferral of directors' fees. The amendments led to a one-time reduction in the amounts necessary to be accrued for the director and contributed to a $921,000 decline in directors' fees and expenses in 2012 as compared to 2011. Net charged-off loans decreased in 2012 as compared to 2011 and the overall condition of the loan portfolio improved somewhat in 2012, leading to the decline in the provision for loan losses in 2012 as compared to 2011. Although the overall condition of the loan portfolio improved in 2012, weak economic conditions continue to stress some of the Corporation's borrowers and the provision for loan losses may be at elevated levels in 2013 as compared to 2012. Foreclosed asset expense increased $260,000 in 2012 as compared to 2011 as losses on sales and direct write-downs increased in 2012 while operating expenses related to foreclosed assets declined in 2012. Net charged-off loans totaled $978,000 in 2012, resulting in a charge-off ratio (net loans charged-off divided by average loans) of 0.29% as compared to net charge-offs of $1.98 million in 2011, resulting in a charge-off ratio of 0.58%. Nonaccrual loans showed a small increase to $10.16 million at December 31, 2012 as compared to $9.59 million at December 31, 2011. Nonaccrual loans at December 31, 2012 consisted primarily of 1-4 family real estate loans and commercial real estate loans.

In November 2012, the Corporation reclassified common stock of shareholders owning 200 or fewer shares of common stock to Class A Stock. As a result of the reclassification transaction, a total of 49,716 shares of common stock were converted to Class A stock.

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

RESULTS OF OPERATIONS

OVERVIEW

Net income for 2012 was approximately $7.08 million, or $4.50 and $4.54 per diluted common share and Class A share, respectively, compared with approximately $6.25 million, or $3.98 and $3.99 per diluted common share and Class A share, respectively, in 2011 and approximately $4.03 million, or $2.57 and $2.58 per diluted common share and Class A share, respectively, in 2010. The reclassification of certain common shares to Class A shares in November 2012 was applied retroactively for each period for earnings per share calculations. Return on average assets was 1.08% in 2012, 1.01% in 2011 and 0.66% in 2010. The return on average equity was 11.65%, 11.26% and 7.80% for 2012, 2011 and 2010, respectively. Net income for 2012 was positively impacted by a sizeable reduction in the provision for loan losses and an increase in security gains in each case as compared to 2011. Net income for 2011 was positively impacted by an increase in net interest income, a sizeable reduction in the provision for loan losses and a reduction in net foreclosed assets expense as compared to 2010. Net income for 2010 was positively impacted by an increase in the net interest margin, a sizable gain on the sale of investment securities and a reduction in the provision for loan losses as compared to 2009 however, net income for 2010 continued to be impacted negatively by weak economic conditions.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on loans, securities and other interest-earning assets (interest income) and interest paid on deposits, repurchase agreements, and borrowed funds (interest expense). In 2012, net interest income remained the same as 2011 at $23.4 million. Total assets of the Corporation increased approximately $46.5 million from December 31, 2011 to December 31, 2012. Loans net of unearned income decreased approximately $1.8 million over the same period. Deposits increased approximately $42.9 million over the same period. The decrease in loans and the increase in deposits contributed to an approximately $42.7 million increase in investments in 2012 as the Corporation invested excess funds from deposits in investment securities over the same period.

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

Net interest income on a fully taxable equivalent basis decreased $104,000 from 2011 to 2012. This decrease resulted from a $580,000 decrease due to changes in interest rates and a $476,000 increase due to changes in volumes of the components comprising taxable-equivalent net interest income. The decrease in interest income in 2012 as compared to 2011 was primarily due to a decrease in the interest rates earned on loans as well as small decrease in average loan volumes. This decrease was partially offset by an increase in taxable-equivalent interest income earned on investment securities; however, a decrease in the interest rates earned on investment securities almost completely offset the increase resulting from increased volume of investment securities in 2012 as compared to 2011. The decrease in interest expense in 2012 as compared to 2011 was primarily due to a decrease in interest rates paid on interest-bearing liabilities as well as a change in the mix of interest-bearing deposits as more costly time deposits decreased and less costly demand and savings deposits increased in 2012 as compared to 2011.

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

The following tables summarize the changes in interest earned and interest paid for the given time periods and indicate the factors affecting these changes. The first table presents, by major categories of assets and liabilities, the average balances, the components of the taxable equivalent net interest earnings/spread, and the yield or rate for the years 2012, 2011 and 2010.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'
EQUITY: INTEREST RATES AND INTEREST DIFFERENTIAL

	December 31,
	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands of dollars)
ASSETS

Interest-Earning Assets:
Loans	$340,083	$23,285	6.85%	$343,625	$24,269	7.06%	$357,377	$25,106	7.03%
Taxable investment securities	203,462	3,523	1.73%	159,710	3,215	2.01%	125,750	2,998	2.38%
Non-taxable investment
securities	34,222	1,458	4.26%	37,897	1,745	4.60%	39,517	1,905	4.82%
Federal funds sold and other	25,357	60	0.24%	22,878	57	0.25%	27,273	69	0.25%
Dividends	1,965	88	4.48%	1,953	85	4.35%	1,641	87	5.30%
Total Interest-Earning Assets	605,089	28,414	4.70%	566,063	29,371	5.19%	551,558	30,165	5.47%

Non-Interest Earning Assets:
Cash and due from banks	10,990			11,749			10,635
Premises and equipment, net	18,866			19,048			19,583
Other Assets	30,596			32,496			37,949
Less allowance for loan losses	(7,210)			(8,154)			(7,886)
Total Non-Interest-Earning Assets	53,242			55,139			60,281

TOTAL	$658,331			$621,202			$611,839
	======			======			======

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:
Demand deposits	$107,199	$219	0.20%	$97,739	$215	0.22%	$83,028	$301	0.36%
Savings deposits	109,910	435	0.40%	94,596	403	0.43%	79,870	404	0.51%
Time deposits	272,071	3,493	1.28%	275,974	4,343	1.57%	303,970	6,580	2.16%
Repurchase agreements	2,074	33	1.59%	2,132	34	1.59%	1,910	30	1.59%
Other borrowed money	6,659	235	3.53%	7,498	273	3.64%	7,670	286	3.73%
Total Interest-Bearing
Liabilities	497,913	4,415	0.89%	477,939	5,268	1.10%	476,448	7,601	1.60%

Non-Interest-Bearing Liabilities:
Demand deposits	90,597			80,390			76,069
Other liabilities	6,998			6,292			6,317
Total Non-Interest Bearing
Liabilities	97,595			86,682			82,386
Shareholders' Equity	62,823			56,581			53,005
TOTAL	$658,331			$621,202			$611,839
	======			======			======
Net interest earnings/margin,
on a taxable equivalent basis		23,999	3.97%		24,103	4.26%		22,564	4.09%
Taxable equivalent adjustments:
Loans		107			137			212
Investment securities		444			520			529
Total taxable equivalent adjustment		551			657			741

Net interest earnings		$23,448			$23,446			$21,823
		======			======			======

Note: The taxable equivalent adjustment has been computed based on a 34% federal income tax rate and has given effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Loans include nonaccrual loans for all years presented. Interest on loans includes loan fees. Loan fees included above amounted to $1,061,000 for 2012, $999,000 for 2011 and $1,072,000 for 2010.

The following table shows the change from year to year for each component of the taxable equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yields earned or rates paid.
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands of dollars)			(in thousands of dollars)
Interest Earned on:
Loans	$(250)	$(734)	$(984)	$(966)	$129	$(837)
Taxable investment securities	881	(573)	308	810	(593)	217
Non-taxable investment securities	(169)	(118)	(287)	(78)	(82)	(160)
Federal funds sold	6	(3)	3	(11)	(1)	(12)
Dividends	1	2	3	17	(19)	(2)

Total Interest-Earning Assets	$469	$(1,426)	$(957)	$(228)	$(566)	$(794)
	========	=======	=======	========	=======	=======

Interest Paid on:
Demand deposits	$21	($17)	$4	$53	($139)	($86)
Savings deposits	65	(33)	32	74	(75)	(1)
Time deposits	(61)	(789)	(850)	(606)	(1,631)	(2,237)
Repurchase agreements	(1)	-	(1)	4	-	4
Other borrowed money	(31)	(7)	(38)	(6)	(7)	(13)

Total Interest-Bearing Liabilities	$(7)	$(846)	$(853)	$(481)	$(1,852)	$(2,333)
	========	=======	=======	========	=======	=======
Net Interest Earnings, on a taxable
equivalent basis	$476	$(580)	$(104)	$253	$1,286	$1,539
	========	=======	=======	========	=======	=======
Less: taxable equivalent adjustment			(106)			(84)

Net Interest Earnings			$2			$1,623
			=======			=======

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

The net interest margin declined in 2012 to 3.97% from 4.26% in 2011. This decrease in net interest margin was primarily due to decreased interest income on loans, primarily due to lower interest rates earned, as well as lower interest rates earned on investment securities in 2012 as compared to 2011. The average yield on loans decreased to 6.85% in 2012 from 7.06% in 2011. The overall interest rate environment continued to decline in 2012 as loan demand remained weak and competition for loans from qualified borrowers remained intense. Average loans decreased $3.5 million in 2012 as compared to 2011 reflecting this weakened loan demand. The average yield on investment securities also decreased from 2.51% in 2011 to 2.10% in 2012. Overall taxable-equivalent interest income on investment securities increased $21,000 as the average investment securities increased $40.1 million in 2012 as compared to 2011, offsetting the drop in the average yield of investment securities over the same period. These negative effects on the net interest margin were partially offset by a decrease in interest rates paid on liabilities. Overall interest expense declined $853,000 in 2012 as compared to 2011 as the average interest rate paid declined to 0.89% in 2012 from 1.10% in 2011. The net interest margin may decline in 2013 from the 2012 level as continued weak loan demand and increased competition for available loans may negatively impact the interest rate earned on loans in 2013. Continued weak loan demand in 2013 may also lead to increased volumes of investment securities which due to the lower yields on those assets than loans would negatively impact the net interest margin in 2013.

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

Non-interest income totaled $5,759,000 in 2012, an increase of $636,000, or 12.4%, from 2011. Most of the increase is attributable to a $917,000 increase in net security gains in 2012 as compared to 2011 as the registrant restructured its investment portfolio in the first quarter of 2012. The investment portfolio restructuring primarily consisted of increasing the amount of mortgage-backed securities held in relation to other securities and is projected to increase interest income in flat and rising interest rate environments over the next few years as compared to the projected interest income that would have been generated before the restructuring. Mortgage banking income increased $205,000 in 2012 as compared to 2011 as mortgage-refinancing activity continued at an elevated level in 2012. Also, other service charges and fees increased $129,000 in 2012 as compared to 2011, primarily due to increased debit card usage and fees in 2012. These increases were partially offset by declines of $400,000 in other income and $163,000 in service charges on deposit accounts in 2012 as compared to 2011. The decline in other income was primarily due to a $275,000 gain on the sale of certain real estate held by the Corporation in 2011 as well as reduced rental income from other real estate properties in 2012 as compared to 2011. A loss on the disposal of certain property of the Bank in 2012 also contributed to the decline in other income as compared to 2012 and contributed to the overall negative other income for 2012. The decline in service charges on deposit accounts was primarily the result of reduced overdraft fees in 2012 as compared to 2011. Income on company-owned life insurance decreased by $47,000 over 2011 levels as crediting rates on these policies declined and commissions and fees decreased by $4,000 in 2012 as compared to 2011.

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

NON-INTEREST EXPENSE

Non-interest expense in 2012 was $18,123,000, an increase of $87,000, or 0.5%, from 2011. Foreclosed asset expense increased $260,000 in 2012 as compared to 2011. Foreclosed asset expense is composed of three types of charges: maintenance costs, valuation adjustments (direct write-downs) based on new appraisal values and gains or losses on disposition. Note 4 of the Consolidated Financial Statements gives more information on foreclosed asset expense. Direct write-downs to the value of other real estate owned increased $122,000 and losses on sales of other real estate owned increased $367,000 in 2012 as compared to 2011. These increases in foreclosed asset expenses related to valuation adjustments and losses on sales were partially offset by a decrease of $229,000 in foreclosed asset operating expenses in 2012 as compared to 2011. Salaries and employee benefits also increased $171,000, or 1.7%, in 2012 as compared to 2011. Smaller increases of $47,000, $20,000 and $7,000 occurred in advertising and public relations, furniture and equipment expense and occupancy expense in 2012 as compared to 2011. These increases were partially offset by a $269,000 decrease in other operating expenses in 2012 as compared to 2011. The decrease in other operating expenses was primarily due to a $921,000 decrease in directors' fees and expenses in 2012 as compared to 2011. Most of the current directors of the Corporation amended their individual deferred fee agreements in 2012, resulting in the decrease in director expenses in 2012. This decrease in other operating expenses was partially offset by a $434,000 increase in collection and professional fees in 2012 as compared to 2011. This increase in professional fees in 2012 was primarily due to expenses related to a branding initiative that took place in 2012. FDIC insurance expense also declined $149,000 in 2012 as compared to 2011 primarily due to an improvement in some of the Bank's performance ratios used by the FDIC to calculate the insurance premium in 2012.

Non-interest expense in 2011 was $18,035,000, an increase of $393,000, or 2.2%, from 2010. Salaries and employee benefits increased $895,000, or 9.6%, in 2011 as compared to 2010. Other operating expenses increased $434,000 primarily due to a $274,000 increase in directors' fees and expenses and an $80,000 increase in education expenses. The increase in directors' fees and expenses was primarily due to a reduction in the discount rate from 6% to 5% in the calculation of the Corporation's accrued liability for directors' deferred compensation due to the lower interest rate environment in 2011 as compared to 2010, leading to $393,000 in additional expense in 2011. Advertising and public relations expenses increased $124,000 and occupancy expenses increased $54,000 in 2011 as compared to 2010. Expenses related to foreclosed assets decreased $792,000 in 2011 as compared to 2010. Foreclosed asset expense is composed of three types of charges: maintenance costs, valuation adjustments based on new appraisal values and gains or losses on disposition. Note 4 of the Consolidated Financial Statements gives more information on foreclosed asset expense. FDIC insurance expense also decreased $288,000 in 2011 as compared to 2010 primarily due to a change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital beginning in the second quarter of 2011.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Bank paid $3.39 million in prepaid risk-based assessments. As of December 31, 2012, $1.28 million of the prepaid FDIC insurance assessment remained to be expensed in future periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings which management believes is necessary to maintain the allowance for loan losses at a level considered adequate to absorb probable incurred losses on loans. The adequacy of the allowance for loan losses is determined by a continuous evaluation of the loan portfolio. The Bank utilizes an independent loan review function which considers, among other factors, past loan experience, collateral value and possible effects of prevailing economic conditions. Findings are presented regularly to management, where other factors such as actual loan loss experience relative to the size and characteristics of the loan portfolio, deterioration in concentrations of credit, trends in portfolio volumes, delinquencies and non-performing loans and, when applicable, reports of the regulatory agencies are considered. Management performs calculations for the minimum allowance level needed and a final evaluation is made.

The provision for loan losses was $500,000 in 2012 compared to $1,455,000 in 2011. The decrease in provision for loan losses in 2012 was primarily due to a reduction in net charge-offs of $1,003,000 in 2012 as compared to 2011. While the provision for loan losses decreased in 2012, economic weakness continued in 2012 and is likely to continue into 2013, which may lead to elevated levels of provision for loan losses in 2013 when compared to 2012, negatively impacting the Corporation's net income. The provision for loan losses is based on past loan experience and other factors that, in management's judgment, deserve current recognition in estimating possible credit losses. Such factors include past loan loss experience, trends in net charge-offs, trends in delinquencies and nonaccrual loans, trends in unemployment, trends in classified and criticized loans, loan growth and composition of the loan portfolio, review of specific problem loans, results of regulatory examinations, results of updated appraisals, the relationship of the allowance for credit losses to outstanding loans and current economic conditions that may affect the borrower's ability to repay.

INCOME TAXES

Income tax expense includes federal and state taxes on taxable earnings. Income taxes were $3,505,000, $2,830,000 and $1,313,000 in 2012, 2011 and 2010, respectively. The effective tax rates were 33.1%, 31.2%, and 24.6% in 2012, 2011 and 2010, respectively. The increase in the effective tax rates for 2012 and 2011 was primarily a result of increased income before taxes while tax free income was proportionally lower for 2012 and 2011 as compared to 2010.

The Corporation had net deferred tax assets of $3,020,000 at December 31, 2012, as compared to a net deferred tax asset of $3,222,000 at December 31, 2011. The deferred tax asset resulting from the allowance for loan losses was the largest component of the deferred tax asset in both periods. The Corporation has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

FINANCIAL CONDITION

LOANS

Although loan growth has been minimal in the last three years, management's historical focus has been to promote loan growth in the Corporation's target markets, emphasizing the expansion of business in the Corporation's trade areas. Efforts are taken to maintain a diversified portfolio without significant concentration of risk. In 2012, loans declined slightly, following a small decline in 2011. The Corporation's total loans shrank as loan demand showed continued weakness, and economic conditions, particularly in real estate construction and development, impaired potential borrower creditworthiness. Moreover, intense competition for qualified borrowers continued throughout 2012. Total loans net of unearned fees decreased $1.8 million from December 31, 2011 to December 31, 2012. The major categories of loans showing the largest decrease during 2012 included construction and land development loans with a decrease of $5.4 million, agricultural real estate loans with a decrease of $4.3 million and home equity line of credit loans with a decrease of $1.7 million. These decreases were partially offset by increases in commercial loans of $5.7 million, 1-4 family closed-end real estate loans of $4.9 million and commercial real estate loans of $1.8 million.

Over the last three years, average total loans decreased by $3.5 million, or 1.0%, in 2012, by $13.8 million, or 3.8%, in 2011 and by $33.2 million, or 8.5%, in 2010, in each case over the prior year. The decrease in average loans outstanding as well as increases in average deposits in 2012, 2011 and 2010 as compared to the previous year led to an increase of$40.3 million, $32.3 million and $22.2 million in average investment securities in 2012, 2011 and 2010, respectively, over the previous year as the funds previously used for loan fundings were placed in the investment portfolio.

LOAN QUALITY

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk or types of collateral arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Corporation does not have a significant concentration to any individual customer or counterparty. The major concentrations of credit risk for the Corporation arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by real estate, primarily commercial real estate loans (38% of the total loans) and 1-4 family residential loans (25% of total loans). Commercial loans, both those secured by real estate and those not secured by real estate, are further classified by their appropriate North American Industry Classification System ("NAICS") code. Of those loans classified by NAICS code, the Corporation has concentrations of credit, defined as 25% or more of total risk-based capital, of loans to lessors of nonresidential buildings, excluding mini-warehouses (44% of total risk-based capital), loans to lessors of residential buildings and dwellings (34% of total risk-based capital) and loans secured by hotel and motel properties (27% of total risk-based capital). Although the Corporation has a loan portfolio diversified by type of risk, the ability of its customers to honor their contracts is to some extent dependent upon economic conditions in the regions where our customers operate, particularly conditions impacting residential and commercial real estate, which continued to experience weakness throughout 2012. A geographic concentration arises because the Corporation grants commercial, real estate and consumer loans primarily to customers in Giles, Marshall and Lincoln Counties, Tennessee and Limestone and Madison Counties, Alabama. In order to mitigate the impact of credit risk, management strives to identify loans experiencing difficulty early enough to correct the problems and to maintain an allowance for loan losses at a level management believes is adequate to absorb probable incurred losses in the loan portfolio.

The amounts of loans outstanding, excluding deferred loan fees, at the indicated dates are shown in the following table according to type of loan. Loans held for sale are included in the following table.

LOAN PORTFOLIO
	December 31,
	2012	2011	2010	2009	2008
	(in thousands of dollars)
Construction and land development	$21,857	$27,256	$31,742	$40,912	$55,484
Commercial and industrial	35,210	29,519	34,561	38,853	34,120
Agricultural	4,631	5,006	5,099	5,940	7,642
Real estate - farmland	32,522	36,826	34,228	35,243	35,923
Real estate - residential	87,466	84,313	86,234	90,797	91,757
Real estate - nonresidential, nonfarm	129,223	127,470	122,549	127,496	137,749
Installment - individuals	25,005	26,195	22,679	24,757	26,668
Other loans(1)	5,565	6,331	7,007	8,086	9,672
	$341,479	$342,916	$344,099	$372,084	$399,015
	=========	=========	=========	=========	=========

(1) Includes non-taxable loans, overdrafts and all other loans not included in any of the designated categories.

The following table presents the maturity distribution of selected loan categories at December 31, 2012 (excluding residential mortgage, home equity and installment-individual loans).
	Due in one year or less	Due after one year but in or before five years	Due after five years	Total
	(in thousands of dollars)
Construction and land development	$15,089	$6,470	$298	$21,857
Commercial and industrial	14,966	19,163	1,081	35,210
Agricultural	3,798	833	-	4,631
Real estate-farmland	10,370	19,084	3,068	32,522
Real estate-nonresidential, nonfarm	39,703	75,341	14,179	129,223
Total selected loans	$83,926	$120,891	$18,626	$223,443
	============	============	===========	===========

The table below summarizes the percentages of the loans selected for use in the preceding table falling into each of the indicated maturity ranges and the sensitivity of such loans to interest rate changes for those with maturities greater than one year, all as of December 31, 2012.
	Due in one year or less	Due after one year but in or before five years	Due after five years	Total
Percent of total selected loans	37.56%	54.10%	8.34%	100.00%
Cumulative percent of total	37.56%	91.66%	100.00%

Sensitivity of loans to changes in interest rates-loans due after one year
Fixed rate loans		$113,457	$11,288	$124,745
Variable rate loans		7,434	7,338	14,772
Total		$120,891	$18,626	$139,517
		===========	==========	==========

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period and average loans outstanding, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and provisions for loan losses which have been charged to expense.

	For year ended December 31,
	2012	2011	2010	2009	2008

	(in thousands of dollars)

Loans, net of unearned income	$338,803	$340,554	$342,559	$370,609	$396,926
	=========	=========	=========	=========	=========

Daily average amount of loans	$340,083	$343,625	$357,377	$390,555	$357,053
	=========	=========	=========	=========	=========

Balance of allowance for
possible loan losses at
beginning of period	$7,470	$7,997	$7,085	$5,220	$3,467
Less charge-offs:
Construction and land
development	81	528	1,572	1,974	-
Commercial and industrial	171	337	161	164	85
Agricultural	30	17	7	-	-
Real estate-farmland	83	1	257	60	-
Real estate-residential	259	832	492	1,098	97
Real estate-nonresidential,
nonfarm	248	192	1,123	87	120
Installment-Individuals	324	307	332	223	173
Other loans	-	-	-	-	-
	1,196	2,214	3,944	3,606	475
Add recoveries:
Construction and land
development	-	90	-	-	-
Commercial and Industrial	18	6	17	21	11
Agricultural	2	3	6	8	11
Real estate-farmland	-	-	-	-	-
Real estate-residential	9	74	6	7	49
Real estate-nonresidential,
nonfarm	109	13	6	-	7
Installment-Individuals	80	46	70	104	115
Other loans	-	-	1	3	2
	218	232	106	143	195

Net loans charged off	978	1,982	3,838	3,463	280

Provision charged to expense	500	1,455	4,750	5,328	2,033
Balance at end of period	$6,992	$7,470	$7,997	$7,085	$5,220
	=========	=========	=========	=========	=========

Net charge-offs as percentage of
average loans outstanding:	0.29%	0.58%	1.07%	0.89%	0.08%

Net charge-offs as percentage of:
Provision for loan losses	195.6%	136.2%	80.8%	65.0%	13.8%
Allowance for loan losses	14.0%	26.5%	48.0%	48.9%	5.4%

Allowance at end of period to
loans, net of unearned income	2.06%	2.19%	2.33%	1.91%	1.32%

As seen in the above table, net loans charged-off decreased in 2012 to $978,000 from $1,982,000 and $3,838,000 in 2011 and 2010, respectively. Net charged-off loans declined significantly in 2012 as compared to 2011 and 2010. Net loans charged-off in 2012 consisted of net losses on real estate loans of $472,000, net losses on loans to individuals of $244,000, net losses on commercial and industrial loans of $153,000, net losses on construction and land development loans of $81,000 and net losses on agricultural loans of $28,000. This compared to net loans charged-off in 2011 which consisted of net losses on construction and land development loans of $438,000, net losses on real estate loans of $938,000, net losses on commercial and industrial loans of $331,000, net losses on loans to individuals of $261,000 and net losses on agricultural loans of $14,000. The allowance for loan losses at the end of 2012 was $6,992,000, or 2.06% of outstanding loans, net of unearned income, as compared to $7,470,000, or 2.19% of outstanding loans, net of unearned income, and $7,997,000, or 2.33% of outstanding loans, net of unearned income in 2011and 2010, respectively. Net loans charged-off amounted to 0.29% of average total loans outstanding in 2012, 0.58% in 2011 and 1.07% in 2010.

The allowance for loan losses was 0.7 times the balance of nonaccrual loans at the end of 2012 compared to 0.8 times in 2011 and 0.6 times in 2010. Nonaccrual loans increased $570,000 to $10,161,000 at December 31, 2012 from $9,591,000 at December 31, 2011. Nonaccrual loans decreased $3,662,000 to $9,591,000 at December 31, 2011 from $13,253,000 at December 31, 2010 primarily due to a decrease in construction and land development loans and 1 to 4 family residential loans classified as nonaccrual. The decrease in nonaccrual loans in 2011 was primarily due to foreclosure upon the collateral securing several loans, thus moving the underlying collateral to other real estate owned. Management believes that the allowance for loan losses as of December 31, 2012 is adequate, but if economic conditions deteriorate beyond management's expectations and additional charge-offs are incurred, the allowance for loan losses may require an increase through significant additional provision for loan losses. If economic conditions remain sluggish, net charge-offs may return to more elevated levels in 2013 resulting in elevated provision for loan losses in 2013 as compared to 2012.

The following table sets out respectively the allocation of the Allowance for Loan Losses and the percentage of loans by category to total loans outstanding at the end of each of the years indicated.

	December 31,
	2012	2011	2010	2009	2008

	(amounts in thousands of dollars)
Allowance applicable to:
Construction and land development	$892	$1,199	$1,475	$1,296	$1,009
Commercial and industrial loans	877	678	1,035	1,130	712
Agricultural loans	38	33	42	81	74
Real estate-farmland	570	766	724	541	367
Real estate-residential	1,219	1,327	1,274	1,308	844
Real estate-nonresidential
nonfarm	2,953	3,058	3,023	1,998	1,383
Installment-individual	419	390	384	628	755
Other loans	24	19	40	103	76
	$6,992	$7,470	$7,997	$7,085	$5,220
	========	========	========	========	========

Percentages of loans by
category to total loans:
Construction and land development	6.40%	7.95%	9.22%	11.00%	13.91%
Commercial and industrial loans	10.31%	8.61%	10.04%	10.44%	8.55%
Agricultural loans	1.36%	1.46%	1.48%	1.60%	1.92%
Real estate-farmland	9.52%	10.74%	9.95%	9.47%	9.00%
Real estate-residential	25.61%	24.59%	25.06%	24.40%	23.00%
Real estate-nonresidential
nonfarm	37.85%	37.17%	35.62%	34.27%	34.52%
Installment-individual	7.32%	7.64%	6.59%	6.65%	6.68%
Other loans	1.63%	1.84%	2.04%	2.17%	2.42%
	100.00%	100.00%	100.00%	100.00%	100.00%
	========	========	========	========	========

The Corporation monitors changes in the credit quality, terms and loan concentrations in its loan portfolio. Construction and land development loans decreased $5.4 million, or 19.8% at year-end 2012, $4.5 million, or 14.1%, at year-end 2011, $9.2 million, or 22.4%, at year-end 2010, $14.6 million, or 26.3%, at year-end 2009, in each case as compared to the previous year-end. However, these decreases followed a significant increase of $33.7 million, or 154.2%, at year-end 2008 as compared to year-end 2007, primarily due to increases in loans secured by subdivision land, reflecting the Corporation's expansion into more growth-oriented urban areas in Alabama. Overall loan volume declined slightly at year-end 2012 as compared to year-end 2011. The Corporation evaluates its exposure level to loan concentrations periodically to determine any amount of additional allowance allocations that is necessary based on any concentrations.

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

From December 31, 2011 to December 31, 2012, nonaccrual loans increased to $10,161,000 from $9,591,000 following a decrease from $13,253,000 at year-end 2010. The elevated levels on nonaccrual loans in each year were primarily a result of weak economic conditions negatively impacting many loan customers, particularly construction and land development loans, 1-4 family real estate loans and commercial real estate loans. There were $3,745,000 in restructured loans as of December 31, 2012, which included primarily commercial real estate loans and 1-4 family real estate loans. The Company has allocated specific reserves in the amount of $58,575 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012. There were $1,059,000 in restructured loans as of December 31, 2011, which included commercial real estate loans and construction and land development loans. No specific reserves were allocated to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. Other real estate owned, consisting of properties acquired through foreclosures or deeds in lieu thereof, totaled $6,878,000 at December 31, 2012, a decrease of $233,000 from $7,111,000 at December 31, 2011. The continued weak economic conditions led to continued elevated levels of other real estate owned in 2012 and 2011 as compared to periods prior to 2009. Other real estate owned is likely to remain at elevated levels throughout 2013 as are the related foreclosure/repossession expenses as compared to periods prior to 2009. All major credit lines and troubled loans are reviewed regularly by a committee of the Board of Directors. Management believes that the Bank's non-performing loans have been accounted for in the methodology for calculating the allowance for loan losses.

The following table summarizes the Corporation's nonaccrual loans, loans past due 90 days or more but accruing interest, restructured loans and other real estate owned. Troubled debt restructurings in the following table includes only those troubled debt restructurings that are accruing interest.
	December 31,
	2012	2011	2010	2009	2008

	(in thousands of dollars)
Nonaccrual loans	$10,161	$9,591	$13,253	$7,555	$3,029
Troubled debt restructurings	209	268	2,742	7,307	0
Other real estate owned	6,878	7,111	12,704	12,550	247
Loans past due ninety days or
more as to interest or principal
payment but still accruing	0	24	0	8	2

The amount of interest income actually recognized on nonaccrual loans during 2012, 2011 and 2010 was $395,000, $258,000 and $121,000, respectively. The additional amount of interest income that would have been recorded during 2012, 2011 and 2010, if the above nonaccrual loans had been current in accordance with their original terms, was $705,000, $973,000 and $818,000, respectively. No interest was foregone on troubled debt restructurings in 2012, 2011 and 2010.

Loans that are classified as "substandard" by the Bank represent loans to which management has doubts about the borrowers' ability to comply with the present loan repayment terms. At December 31, 2012, there were approximately $7,411,000 in loans that were classified as "substandard" and accruing interest. This compares to approximately $7,622,000 in loans that were classified as "substandard" and accruing interest at December 31, 2011. At December 31, 2012, management was not aware of any specifically identified loans, other than those classified as "substandard" that represent significant potential problems or that management has doubts as to the borrower's ability to comply with the present repayment terms. The Corporation believes that it and the Bank have appropriate internal controls and although the Corporation and the Bank conduct regular and thorough loan reviews, the risk inherent in the lending business results in periodic charge-offs of loans. The Corporation maintains an allowance for loan losses that it believes to be adequate to absorb probable incurred losses in the loan portfolio. Management evaluates, on a quarterly basis, the risk in the portfolio to determine an adequate allowance for loan losses. The evaluation includes analyses of historical performance, the level of nonperforming and rated loans, specific analyses of problem loans, loan activity since the previous quarter, loan review reports, consideration of current economic conditions and other pertinent information. The evaluation is reviewed by the Audit Committee of the Board of Directors of the Bank. Also, as a matter of policy, internal classifications of loans are performed on a routine and continuing basis. See "Critical Accounting Policies" for more information pertaining to the Corporation's allowance for loan losses.

SECURITIES

The securities portfolio consists primarily of U.S. government agency securities, U.S. government-sponsored entities securities and marketable bonds of states, counties and municipalities. Management uses investment securities to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for certain public funds and repurchase agreements and to provide an alternative investment for available funds.

The following table sets forth the carrying amount of investment and other securities at the dates indicated:
	December 31,
	2012	2011	2010

	(in thousands of dollars)
Available-for-sale
U.S. treasury securities	$-	$100	$101
U.S. government-sponsored
entities	143,611	116,408	104,655
Mortgage-backed securities - residential	78,208	62,884	43,835
Obligations of states and
political subdivisions	38,375	38,078	42,559
Other securities	-	-	45
Total securities	$260,194	$217,470	$191,195
	=========	=========	=========

The following table sets forth the maturities of securities at December 31, 2012 and the average yields of such securities. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2012.

	U.S. Treasuries,
	Government Agencies	State and
	and Government-	Political	Other Debt
	Sponsored Enterprises	Subdivisions	Securities	Total

	(in thousands of dollars)
Available-for-sale
Due in one year or less:
Amount	$3,965	$3,182	-	$7,147
Yield	1.21%	4.33%	-	2.60%

Due after one year through
five years:
Amount	$63,265	$13,901	-	$77,166
Yield	1.32%	4.60%	-	1.91%

Due after five years through
ten years:
Amount	$74,959	$16,730	-	$91,689
Yield	1.48%	3.29%	-	1.81%

Due after ten years:
Amount	$1,422	$4,562	-	$5,984
Yield	0.96%	3.05%	-	25.14%

The above table shows yields on the tax-exempt obligations to be computed on a taxable equivalent basis.

Total average securities increased by $40.1 million, or 20.3%, to $237.7 million during 2012 as compared to $197.6 million for 2011. Average non-taxable securities decreased by $3.7 million, or 9.7%, in 2012 while average taxable securities increased by $43.8 million, or 27.4%, to account for the overall increase in average investments. The increase in total average securities during 2012 was primarily a result of deposit growth and lower average loan balances in 2012 as compared to 2011 that led to excess funds being placed in the investment portfolio. Total average securities increased by $32.3 million, or 19.6%, to $197.6 million during 2011 as compared to $165.3 million for 2010. Average non-taxable securities decreased by $1.6 million, or 4.1%, in 2011 while average taxable securities increased by $34.0 million, or 27.0%, to account for the overall increase in average investments. The increase in total average securities during 2011 was primarily a result of lower average loan balances in 2011 that led to excess funds being placed in the investment portfolio.

The Corporation saw an increase in the fair value of its investment securities portfolio at December 31, 2012 as compared to December 31, 2011. There was an unrealized gain on securities, net of tax, of $2,445,000 at December 31, 2012 as compared to an unrealized gain on securities, net of tax, of $2,238,000 at December 31, 2011. The primary cause for unrealized gains within the portfolio at each year-end is the impact movements in market rates have had in comparison to the underlying yields on these securities. Market interest rates moved lower in 2012, causing the investments held by the Corporation to increase in market value at December 31, 2012 as compared to December 31, 2011. If interest rates continue to move lower in 2013, the Corporation's investments securities would likely see an acceleration of prepayments, which would negatively impact the net interest margin as re-investment would occur in a lower interest rate environment.

DEPOSITS

The Corporation's primary source of funds is customer deposits, including certificates of deposits in excess of $100,000. Average deposits increased by $31.1 million, or 5.7%, to $579.8 million in 2012, by $5.8 million, or 1.1%, to $548.7 million in 2011, and by $8.6 million, or 1.6%, to $542.9 million in 2010.

The average amount of deposits for the periods indicated is summarized in the following table:
	For the years ended December 31,
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands of dollars, except percents)
Noninterest bearing
demand deposits	$90,597	0.00%	$80,390	0.00%	$76,069	0.00%

Interest bearing
demand deposits	107,199	0.20%	97,739	0.22%	83,028	0.36%
Savings deposits	109,910	0.40%	94,596	0.43%	79,870	0.51%
Time deposits of
$100,000 or more	139,380	1.38%	139,140	1.67%	159,531	2.27%
Other time deposits	132,691	1.19%	136,834	1.48%	144,439	2.05%
Total interest bearing
deposits	489,180	0.85%	468,309	1.06%	466,868	1.56%

Total deposits	$579,777		$548,699		$542,937
	===========		===========		===========

Remaining maturities of time certificates of deposits of $100,000 or more outstanding at December 31, 2012 are summarized as follows (in thousands of dollars):
3 months or less	$22,673
Over 3 months through 6 months	24,414
Over 6 months through 12 months	37,894
Over 1 year	56,793
Total	$141,774
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

The Corporation began using reciprocal brokered deposits in 2009, however it did not have any such deposits at December 31, 2012. The Corporation had $0.8 million of reciprocal brokered deposits at December 31, 2011. These are customer deposits which the Bank has swapped for deposits of other banks so that the entire customer deposit with the Bank is spread among other banks and the Bank's customer is able to acquire FDIC insurance coverage for the full amount of his/her deposit. The Corporation has not traditionally used brokered deposits as a funding source and had no brokered deposits at year-end 2012 and 2011 other than the reciprocal brokered deposits described above.

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
	Amount
	2012	2011	2010

	(in thousands of dollars)
Commitments to extend credit and
unused lines of credit	$59,692	$49,502	$56,724
Standby letters of credit	2,033	2,265	2,586
Mortgage loans sold with repurchase
requirements outstanding	9,615	10,305	9,348

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

Marketable securities, particularly those of shorter maturities, are the principal source of asset liquidity. Securities maturing in one year or less amounted to $7.1 million at December 31, 2012, representing 2.7% of the investment securities portfolio as compared to $8.1 million at December 31, 2011, representing 3.7% of the investment securities portfolio. Monthly principal paydowns received on mortgage-backed securities also provide additional liquidity. Management believes that the investment securities portfolio, along with additional sources of liquidity, including cash and cash equivalents, federal funds sold and maturing loans, provides the Corporation with adequate liquidity to meet its funding needs.

The Bank also has federal funds lines with some of its correspondent banks. These lines may be drawn upon if the Bank has short-term liquidity needs. As of December 31, 2012, the Bank had $25.0 million available under these lines. At December 31, 2012, the Bank had no federal funds purchased from these lines. The average daily federal funds purchased for 2012 equaled $5,000 at an average interest rate of 1.21%. For 2011 the average daily federal funds purchased equaled $74,000 at an average interest rate of 1.08%. For 2010 the average daily federal funds purchased equaled $16,000 at an average interest rate of 1.22%.

In addition to the federal funds lines, the Bank also has the capacity to borrow additional funds from the Federal Home Loan Bank of Cincinnati that may be drawn upon for short-term or longer-term liquidity needs. At December 31, 2012, the Bank had total borrowings of $6,190,000 and had approximately $22,514,000 of available additional borrowing capacity from the Federal Home Loan Bank of Cincinnati.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate differ considerably from long term securities and fixed rate loans. Similarly, time deposits, especially those $100,000 and over, are much more interest-sensitive than are savings accounts. At December 31, 2012, the Corporation had a total of $85.0 million in certificates of deposit of $100,000 or more which would mature in one year or less. In addition, consumer certificates of deposits of smaller amounts mature generally in two years or less, while money market deposit accounts mature on demand.

The Corporation has certain contractual obligations at December 31, 2012 as summarized in the table below.
	Payments due by period
	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total

	(Dollars in thousands)
Certificates of deposit	$178,618	$63,892	$30,979	$-	$273,489
Repurchase agreements	2,315	-	-	-	2,315
Borrowings	1,082	5,074	31	3	6,190
Standby letters of credit	1,422	611	-	-	2,033
Operating leases	110	227	239	-	576
Total	$183,547	$69,804	$31,249	$3	$284,603
	==========	==========	==========	==========	==========

Commitments to extend credit	$2,495	$-	$-	$-	$2,495
	==========	==========	==========	==========	==========

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

Regulatory requirements place certain constraints on the Corporation's capital. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Growth in total average assets was 6.0% in 2012 and 1.5% in 2011. Average shareholder's equity increased 11.0% in 2012 and 6.7% in 2011. The Corporation's equity capital was $64,741,000 at December 31, 2012 as compared to $59,767,000 at December 31, 2011. The Corporation's equity capital was positively impacted at year-end 2012 by an unrealized gain on available-for-sale securities, net of tax, of $2,445,000 as compared to an unrealized gain on available-for-sale securities, net of tax, of $2,238,000 at year-end 2011. These unrealized gains are excluded from capital in the Bank's and Corporation's calculation of regulatory capital. The Corporation's Tier I capital increased 8.3% from year-end 2011 to year-end 2012.

The Corporation's average equity-to-average asset ratio (excluding unrealized gain/loss on investment securities) was 9.3% and 9.0% in 2012 and 2011, respectively. The Corporation expects to maintain a capital to asset ratio that reflects financial strength and conforms to current regulatory guidelines. Federal Reserve Board guidelines generally state that dividends should be reduced if they exceed net income for the prior four quarters, of if prospective earnings retention is not adequate for a holding company's capital needs or overall current financial condition. The ratio of dividends to net income was 34.5% in 2012, 31.4% in 2011 and 38.8% in 2010.

As of December 31, 2012, the authorized number of common shares was 9 million shares, with 1,523,765 shares issued and outstanding and the authorized number of Class A shares was 1 million shares, with 49,716 shares outstanding.

The Federal Reserve, the OCC and the FDIC have adopted risk-based capital guidelines for U.S. banking organizations. These guidelines provide a uniform capital framework that is sensitive to differences in risk profiles among banking companies. Under these guidelines, total capital consists of Tier I capital (core capital, primarily shareholders' equity) and Tier II capital (supplementary capital, including certain qualifying debt instruments and the loan loss reserve). Assets are assigned risk weights ranging from 0% to 100% depending on the level of credit risk normally associated with such assets. Off-balance sheet items (such as commitments to make loans) are also included in assets through the use of conversion factors established by the regulators and are assigned risk weights in the same manner as on-balance sheet items. Banking institutions are expected to achieve a Tier I capital to risk-weighted assets ratio of at least 4.00%, a total capital (Tier I plus Tier II) to risk-weighted assets ratio of at least 8.00%, and a Tier I capital to total assets ratio (leverage ratio) of at least 4.00%. Under the Federal Reserve's regulations, for a bank holding company, like the Corporation, to be considered "well capitalized" it must maintain a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level. In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained by most bank holding companies.

As described elsewhere in this Annual Report on Form 10-K federal banking regulators have proposed regulations that seek to implement the requirements of Basel III, which if adopted and applicable to the Corporation and the Bank would require the Corporation and the Bank to maintain additional levels of capital than are currently required.

As of December 31, 2012, the Corporation and the Bank, had ratios exceeding the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. The Corporation's and the Bank's ratios are illustrated below.

			Required			To Be Well Capitalized
			For Capital			Under Applicable
	Actual		Adequacy Purposes			Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars in thousands)
As of December 31, 2012
Total Capital to risk weighted assets
Corporation	$67,581	16.05%	$33,682	>	8.00%	$42,103	>	10.00%
Bank	67,224	15.97	33,678	>	8.00	42,098	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	62,297	14.80	16,841	>	4.00	25,262	>	6.00
Bank	61,939	14.71	16,839	>	4.00	25,259	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	62,297	9.33	26,715	>	4.00
Bank	61,939	9.27	26,713	>	4.00	33,391	>	5.00

As of December 31, 2011
Total Capital to risk weighted assets
Corporation	$62,769	15.06%	$33,354	>	8.00%	$41,692	>	10.00%
Bank	62,188	14.92	33,349	>	8.00	41,686	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	57,529	13.80	16,677	>	4.00	25,015	>	6.00
Bank	56,948	13.66	16,674	>	4.00	25,012	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	57,529	9.15	25,137	>	4.00
Bank	56,948	9.06	25,133	>	4.00	31,417	>	5.00

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

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

Simulation modeling is used to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. Important elements in this modeling process include the mix of floating rate versus fixed rate assets and liabilities, the repricing/maturing volumes and rates of the existing balance sheet, and assumptions regarding future volumes, maturity patterns and pricing under varying interest rate scenarios. The Bank's Asset/Liability policy strives to limit the decrease in net interest income over a +/-200 basis point rate shock to no more than 9.0 percent over the next twelve months as compared to the base scenario of no changes in interest rates and to limit the decrease in the current present value of the Bank's equity to no more than 18 percent over the same +/-200 basis point rate shock. As of December 31, 2012, the -200 basis point rate shock was estimated to increase the current present value of the Bank's equity by 9.1% and a +200 basis point rate shock was estimated to decrease the current present value of the Bank's equity by 10.7%, both well within the policy guidelines. A -200 basis point rate shock was estimated to decrease net interest income approximately $3,206,000, or 16.0 percent, over the next twelve months, as compared to the base scenario. A +200 basis point rate shock was projected to decrease net interest income approximately $437,000, or 2.2 percent, over the next twelve months as compared to the base scenario. The decrease in net interest income in the next twelve months in the -200 basis point rate shock is outside the Bank's limit of -9.0%; however, the longer-term interest rate risk seems to be mitigated as shown by the positive change in the current present value of the Bank's equity in the -200 basis point rate shock scenario as compared to rates remaining stable. Although interest rates are currently very low, the Bank believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Bank's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, investment securities and time deposits. The simulation analysis takes into account the call features of certain investment securities based upon the rate shock, as well as estimated prepayments on loans. The simulation analysis assumes no change in the Bank's asset/liability composition due to the inherent uncertainties of specific conditions and corresponding actions of management. Actual results would vary due to changing market conditions and management's response to those conditions.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2012. Non-maturity deposits such as NOW accounts, money market accounts and savings accounts are not included in the following table.

	Expected Maturity Date for year ending December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

	(in thousands of dollars)
Interest-sensitive assets:
Loans and leases:
Variable rate	$5,749	$4,188	$2,087	$2,907	$6,694	$13,854	$35,479	$35,065
Average interest rate	5.02%	4.00%	4.53%	4.79%	4.56%	4.52%	4.57%

Fixed rate	112,544	63,093	66,522	12,356	34,712	16,614	305,841	306,270
Average interest rate	6.83%	6.89%	6.32%	6.34%	5.61%	5.05%	6.48%

Securities	45,798	45,775	16,751	9,996	19,315	122,559	260,194	260,194
Average interest rate	1.51%	1.91%	2.96%	2.40%	1.64%	2.12%	2.00%

Federal funds sold and other	25,130	248	496	-	496	743	27,113	27,098
Average interest rate	0.24%	0.60%	1.02%		1.15%	1.90%	0.32%

Interest-sensitive liabilities:
Interest-bearing deposits:
Variable rate	4,073	1,476	-	-	-	-	5,549	5,549
Average interest rate	1.09%	0.99%					1.06%

Fixed rate	174,545	49,130	13,286	11,177	19,802	-	267,940	270,111
Average interest rate	0.93%	1.57%	2.29%	2.13%	2.09%	0.00%	1.25%

Securities sold under
repurchase agreement	2,315	-	-	-	-	-	2,315	2,315
Average interest rate	1.59%						1.59%

Long-term borrowings	1,046	5,000	-	78	-	66	6,190	6,429
Average interest rate	5.09%	2.94%	0.00%	6.50%	0.00%	4.87%	3.37%

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

March 15, 2013

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

Management of First Pulaski National Corporation, including the Chief Executive Officer and the Chief Financial Officer, has assessed the Company's internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on the specified criteria.

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

/s/Mark A. Hayes                                                                                                                         /s/Tracy Porterfield
Mark A. Hayes                                                                                                                              Tracy Porterfield
Chairman of the Board & Chief Executive Officer                                                                    Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee
First Pulaski National Corporation
Pulaski, Tennessee

We have audited the accompanying consolidated balance sheets of First Pulaski National Corporation and subsidiary ("Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on the Company's Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Pulaski National Corporation and subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Horwath LLP
Crowe Horwath LLP

Brentwood, Tennessee
March 15, 2013

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

ASSETS
	2012	2011
Cash and due from banks	$33,731,413	$32,182,394
Federal funds sold	3,215,000	1,640,000
Total cash and cash equivalents	36,946,413	33,822,394

Interest bearing balances with banks	2,924,452	543,832
Securities available for sale	260,194,215	217,469,728

Loans held for sale	2,516,997	2,168,816

Loans
Loans net of unearned income	338,802,668	340,553,701
Allowance for loan losses	(6,991,781)	(7,470,322)
Total net loans	331,810,887	333,083,379

Bank premises and equipment	18,952,092	18,760,960
Accrued interest receivable	3,048,659	3,351,127
Other real estate owned	6,877,706	7,110,969
Federal Home Loan Bank stock	1,526,500	1,526,500
Company-owned life insurance	11,093,603	10,789,213
Prepaid FDIC insurance	1,282,147	1,731,418
Deferred tax assets, net	3,020,014	3,221,632
Prepayments and other assets	1,417,907	1,518,844
TOTAL ASSETS	$681,611,592	$635,098,812
	===========	==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$103,945,471	$88,005,413
Interest bearing	498,179,003	471,225,835
Total deposits	602,124,474	559,231,248

Securities sold under repurchase agreements	2,315,213	1,850,824
Other borrowed funds	6,190,463	7,326,366
Accrued interest payable	799,895	863,878
Other liabilities	5,440,207	6,059,192
TOTAL LIABILITIES	616,870,252	575,331,508

SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized - 9,000,000 shares;
1,523,765 and 1,570,428 shares issued and outstanding, respectively	1,523,765	1,570,428
Class A stock, $1 par value; authorized - 1,000,000 shares;
49,716 and 0 shares issued and outstanding, respectively	49,716	-
Capital surplus	1,729,504	1,601,845
Retained earnings	58,993,544	54,357,140
Accumulated other comprehensive income, net	2,444,811	2,237,891
TOTAL SHAREHOLDERS' EQUITY	64,741,340	59,767,304
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$681,611,592	$635,098,812
	===========	==========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
INTEREST INCOME
Loans, including fees	$23,177,639	$24,131,721	$24,894,110
Securities:
Taxable	3,523,195	3,215,452	2,998,180
Non-taxable	1,013,721	1,225,583	1,375,528
Federal funds sold and other	60,527	56,627	69,215
Dividends	87,811	84,875	86,778
Total Interest Income	27,862,893	28,714,258	29,423,811

INTEREST EXPENSE
Interest on deposits:
Transaction accounts	219,186	215,022	301,014
Money market deposit accounts	327,964	306,886	299,088
Other savings deposits	106,625	95,846	104,450
Time certificates of deposit of $100,000 or more	1,919,704	2,318,208	3,614,261
All other time deposits	1,574,115	2,025,023	2,966,009
Securities sold under repurchase agreements	33,072	33,892	30,360
Other borrowed funds	234,539	273,293	285,778
Total Interest Expense	4,415,205	5,268,170	7,600,960

NET INTEREST INCOME	23,447,688	23,446,088	21,822,851

Provision for loan losses	500,000	1,455,000	4,750,000

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	22,947,688	21,991,088	17,072,851

NON-INTEREST INCOME
Service charges on deposit accounts	2,035,387	2,198,672	2,139,031
Commissions and fees	296,505	300,902	328,815
Other service charges and fees	1,131,452	1,002,589	855,032
Income on company-owned life insurance	304,390	351,024	397,401
Security gains, net	1,049,353	132,760	1,072,441
Mortgage banking income	977,206	772,638	776,493
Other income	(35,588)	364,597	341,478
Total Non-interest Income	5,758,705	5,123,182	5,910,691

NON-INTEREST EXPENSES
Salaries and employee benefits	10,419,718	10,248,952	9,354,188
Occupancy expense, net	1,902,421	1,895,054	1,840,610
Furniture and equipment expense	749,169	729,064	724,327
Advertising and public relations	618,859	571,388	447,328
Impairment on available for sale securities and other
equity investments	-	-	39,200
Foreclosed assets, net	459,685	199,922	992,247
FDIC insurance expense	487,442	636,492	924,048
Other operating expenses	3,485,312	3,754,585	3,320,495
Total Non-interest Expenses	18,122,606	18,035,457	17,642,443

Income before income taxes	10,583,787	9,078,813	5,341,099
Applicable income tax expense	3,505,496	2,829,824	1,312,723

NET INCOME	$7,078,291	$6,248,989	$4,028,376
	==========	==========	==========
Earnings per common share:
Basic	$4.50	$3.98	$2.58
	==========	==========	==========
Diluted	$4.50	$3.98	$2.57
	==========	==========	==========

Basic earnings per Class A share:	$4.54	$3.99	$2.58
	==========	==========	==========

Comprehensive income:
Net income	$7,078,291	$6,248,989	$4,028,376
Reclassification adjustment for gains included
in net income, net of taxes	(647,556)	(81,926)	(661,803)
Change in unrealized gains (losses) on available
for sale securities, net of taxes	854,476	2,613,035	(1,365,494)
Other comprehensive income	206,920	2,531,109	(2,027,297)
Comprehensive income	$7,285,211	$8,780,098	$2,001,079
	==========	==========	==========
The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,078,291	$6,248,989	$4,028,376
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	500,000	1,455,000	4,750,000
Depreciation	1,047,997	1,012,753	1,045,302
Amortization and accretion of investment securities, net	2,102,402	1,404,322	1,041,035
Deferred income tax expense (benefit)	74,136	647,015	(1,080,836)
(Gain) loss on sale or write-downs of other assets	342,725	(510,674)	301,418
Security gains, net	(1,049,353)	(132,760)	(1,072,441)
Stock-based compensation expense	105,989	134,750	134,750
Loans originated for sale	(37,371,080)	(28,552,444)	(27,514,025)
Proceeds from sale of loans	38,000,105	28,467,231	28,116,751
Mortgage banking income	(977,206)	(772,638)	(776,493)
Impairment of available for sale securities and other equity investments	-	-	39,200
Increase in cash surrender value of company-owned life insurance	(304,390)	(351,024)	(397,401)
Decrease (increase) in interest receivable	302,468	(34,891)	813,141
Decrease in prepayments and other assets	550,206	457,311	1,021,383
Decrease in accrued interest payable	(63,983)	(456,843)	(311,006)
(Decrease) increase in accrued taxes	(162,016)	(39,733)	135,456
(Decrease) increase in other liabilities	(456,969)	1,615,789	1,217,768
Cash Provided by Operating Activities, net	9,719,322	10,592,153	11,492,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(155,829,991)	(123,596,278)	(179,788,066)
Proceeds from sales of securities available for sale	42,611,113	6,760,940	35,666,787
Proceeds from maturities of securities available for sale	69,775,746	93,391,203	101,484,084
Increase in interest bearing balances with banks	(2,380,620)	(2,774)	(3,258)
Purchase of company-owned life insurance	-	-	-
Net (increase) decrease in loans	(236,307)	(3,723,280)	18,070,978
Capital expenditures	(1,330,007)	(417,191)	(1,527,269)
Proceeds from sale of other assets	990,215	9,849,958	5,688,085
Cash Used by Investing Activities, net	(46,399,851)	(17,737,422)	(20,408,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings repaid	(1,135,903)	(218,985)	(233,678)
Net increase (decrease) in securities sold under repurchase agreements	464,389	47,801	(156,121)
Net increase (decrease) in deposits	42,893,226	25,907,722	(9,653,489)
Cash dividends paid	(2,441,887)	(1,962,157)	(1,564,111)
Proceeds from exercise of stock options, including tax benefit	-	-	21,020
Proceeds from issuance of common stock	24,723	150,150	121,220
Cash (Used) Provided by Financing Activities, net	39,804,548	23,924,531	(11,465,159)

INCREASE (DECREASE) IN CASH, net	3,124,019	16,779,262	(20,381,440)
CASH AND CASH EQUIVALENTS, beginning of year	33,822,394	17,043,132	37,424,572
CASH AND CASH EQUIVALENTS, end of year	$36,946,413	$33,822,394	$17,043,132
	==========	==========	==========
Supplemental cash flow information
Interest paid	$4,479,188	$5,725,013	$7,911,966
Income taxes paid	3,821,000	2,323,000	2,193,796

Supplemental noncash disclosures
Transfers from loans to other real estate owned	1,015,381	3,751,635	6,167,790

The accompanying notes are an integral part of these financial statements.

FIRST PULASKI NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2012, 2011 and 2010
							Accumulated
							Other
	Common Stock		Class A Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income, net	Total
Balance at January 1, 2010	1,559,016	$1,559,016	-	$-	$1,051,367	$47,606,043	$1,734,079	$51,950,505

Net income	-	-	-	-	-	4,028,376	-	4,028,376

Other comprehensive loss	-	-	-	-	-	-	(2,027,297)	(2,027,297)

Cash dividends paid $1.00
per share	-	-	-	-	-	(1,564,111)	-	(1,564,111)

Compensation expense for
restricted stock	-	-	-	-	134,750	-	-	134,750

Tax benefit arising from exercise
of director stock options	-	-	-	-	4,020	-	-	4,020

Exercise of stock options	500	500	-	-	16,500	-	-	17,000

Issuance of new common stock	2,450	2,450	-	-	(2,450)	-	-	-

Issuance of common stock through
dividend reinvestment plan	2,384	2,384	-	-	118,836	-	-	121,220
Balance at December 31, 2010	1,564,350	1,564,350	-	-	1,323,023	50,070,308	(293,218)	52,664,463

Net income	-	-	-	-	-	6,248,989	-	6,248,989

Other comprehensive income	-	-	-	-	-	-	2,531,109	2,531,109

Cash dividends paid $1.25
per share	-	-	-	-	-	(1,962,157)	-	(1,962,157)

Compensation expense for
restricted stock	-	-	-	-	134,750	-	-	134,750

Issuance of new common stock	2,450	2,450	-	-	(2,450)	-	-	-

Issuance of common stock through
dividend reinvestment plan	3,628	3,628	-	-	146,522	-	-	150,150
Balance at December 31, 2011	1,570,428	1,570,428	-	-	1,601,845	54,357,140	2,237,891	59,767,304

Net income	-	-	-	-	-	7,078,291	-	7,078,291

Other comprehensive income	-	-	-	-	-	-	206,920	206,920

Cash dividends paid $1.55
per common share	-	-	-	-	-	(2,400,125)	-	(2,400,125)

Cash dividends paid $0.84
per Class A share	-	-	-	-	-	(41,762)	-	(41,762)

Compensation expense for
restricted stock	-	-	-	-	105,989	-	-	105,989

Conversion of common stock
to Class A stock	(49,716)	(49,716)	49,716	49,716	-	-	-	-

Issuance of new common stock	2,450	2,450	-	-	(2,450)	-	-	-

Issuance of common stock through
dividend reinvestment plan	603	603	-	-	24,120	-	-	24,723
Balance at December 31, 2012	1,523,765	$1,523,765	49,716	$49,716	$1,729,504	$58,993,544	$2,444,811	$64,741,340
	========	========	========	========	=========	=========	============	==========
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

The Company provides financial services through its offices in Giles, Lincoln and Marshall Counties in Tennessee and Limestone and Madison Counties in Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions are carried at cost.

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

Mortgage Banking: The Company originates first-lien mortgage loans for the purpose of selling them in the secondary market. Mortgage loans held for sale are recorded at the lower of cost or fair value. Gains and losses realized from the sale of these assets are included in mortgage banking income. Servicing rights related to the mortgages sold are not retained.

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

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Earnings Per Common Share and Class A Share: Basic earnings per common share and basic earnings per Class A share is the sum of distributed and undistributed earnings divided by the weighted average number of common shares and Class A shares outstanding during the period. The calculation is computed as if the restructuring involving the issuance of Class A shares in exchange for common shares, described later in these notes, had occurred as of January 1, of the earliest period presented. The computation only includes the 4% dividend premium on Class A shares to the extent it was paid. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

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

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance became effective as of the beginning of a fiscal reporting year, and interim periods within that year, beginning after December 15, 2011. The adoption of this amendment changed the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholders' equity which is now reported in the statement of income and comprehensive income.

Note 2 - Securities

The amortized cost and fair value of the available for sale securities portfolio at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair
2012		Cost	Gains	Losses	Value
	U.S. government sponsored entities	$141,947,132	$1,791,295	$127,308	$143,611,119
	Obligations of states and
	political subdivisions	37,465,402	1,025,489	115,727	38,375,164
	Mortgage-backed securities: residential	76,820,832	1,389,995	2,895	78,207,932
	Total	$256,233,366	$4,206,779	$245,930	$260,194,215
		==========	==========	==========	==========

			Gross	Gross
		Amortized	Unrealized	Unrealized	Fair
2011		Cost	Gains	Losses	Value
	U.S. treasury securities	$100,107	$26	$-	$100,133
	U.S. government sponsored entities	114,896,330	1,522,270	11,008	116,407,592
	Obligations of states and
	political subdivisions	36,668,186	1,437,841	27,737	38,078,290
	Mortgage-backed securities: residential	62,178,656	767,916	62,859	62,883,713
	Total	$213,843,279	$3,728,053	$101,604	$217,469,728
		==========	==========	==========	==========

Note 2 - Securities (continued)

Sales of available for sale securities were as follows for the years ended December 31, 2012, 2011 and 2010:
	2012	2011	2010
Proceeds	$42,611,113	$6,760,940	$35,666,787
Gross gains	1,059,448	132,760	1,103,228
Gross losses	10,095	-	30,787

The tax provision related to these net realized gains and losses was $(401,797), $(50,834) and $(410,638), respectively.

The amortized cost and fair value of debt securities at year end 2012 are shown below by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized Cost	Fair Value
Maturity
Due in one year or less	$7,091,195	$7,147,664
Due after one year through five years	75,778,165	77,165,420
Due after five years through ten years	90,527,342	91,688,761
Due after ten years	6,015,832	5,984,438
Mortgage-backed - residential	76,820,832	78,207,932
TOTAL	$256,233,366	$260,194,215
	===========	===========

Securities pledged at year-end 2012 and 2011 had a carrying amount of $96,653,927 and $96,653,044, respectively, and were pledged to secure public deposits and securities sold under repurchase agreements.

At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than U.S. government agencies and U.S. government-sponsored entities, in an amount greater than 10% of shareholders' equity. All mortgage-backed securities held were issued by U.S. government agencies or U.S. government-sponsored entities.

Note 2 - Securities (Continued)

The following table summarizes the investment securities with unrealized losses at December 31, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government
sponsored entities	$24,593,791	$127,308	$-	$-	$24,593,791	$127,308
Obligations of states and
political subdivisions	7,881,003	112,417	236,946	3,310	8,117,949	115,727
Mortgage-backed securities
- residential	6,194,258	2,895	-	-	6,194,258	2,895
Total temporarily impaired
Securities	$38,669,052	$242,620	$236,946	$3,310	$38,905,998	$245,930
	==========	=========	=========	=========	==========	=========

2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government
sponsored entities	$8,505,750	$11,008	$-	$-	$8,505,750	$11,008
Obligations of states and
political subdivisions	1,125,358	17,763	254,050	9,974	1,379,408	27,737
Mortgage-backed securities
- residential	15,573,390	62,859	-	-	15,573,390	62,859
Total temporarily impaired
Securities	$25,204,498	$91,630	$254,050	$9,974	$25,458,548	$101,604
	==========	=========	=========	=========	==========	=========

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

Note 2 - Securities (Continued)

As of December 31, 2012, the Company's security portfolio consisted of 314 securities, 43 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company's obligations of U.S. government-sponsored entities and obligations of states and political subdivisions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Note 3 - Loans

Loans at year end were as follows:

		2012	2011
	Commercial	$35,210,320	$29,518,794
	Commercial and agricultural real estate:
	Commercial real estate	129,223,393	127,470,394
	Agricultural real estate	32,521,867	36,825,448
	Residential real estate
	Home equity line of credit	15,858,281	17,573,194
	1-4 family closed-end first lien	66,696,592	60,979,977
	1-4 family closed-end junior lien	1,756,066	2,593,391
	Multi-family	638,165	997,839
	Construction and land development	21,856,980	27,255,729
	Consumer	25,005,334	26,194,891
	Other	10,195,069	11,337,367
	Subtotal	338,962,067	340,747,024
Less:	Net deferred loan fees	(159,399)	(193,323)
	Allowance for loan losses	(6,991,781)	(7,470,322)
	Loans, net	$331,810,887	$333,083,379
		===========	==========

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
December 31, 2012	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
Provision for loan losses	352,386	(80,044)	(225,805)	142,606	273,417	37,440	500,000
Loans charged-off	(171,523)	(330,296)	(80,905)	(259,858)	(323,850)	(29,462)	(1,195,894)
Recoveries	18,175	108,225	333	9,173	79,403	2,044	217,353
Ending allowance balance	$876,693	$3,522,952	$892,351	$1,219,091	$418,546	$62,148	$6,991,781
	=========	===========	=========	=========	=========	=========	=========
		Commercial	Construction
		and Agricultural	and Land	Residential
December 31, 2011	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Beginning balance	$1,035,511	$3,747,046	$1,474,970	$1,274,380	$383,644	$81,410	$7,996,961
Provision for loan losses	(27,456)	257,810	161,679	810,414	267,371	(14,818)	1,455,000
Loans charged-off	(336,842)	(192,970)	(528,111)	(831,718)	(307,441)	(17,052)	(2,214,134)
Recoveries	6,442	13,181	90,190	74,094	46,002	2,586	232,495
Ending allowance balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
	=========	===========	=========	=========	=========	=========	=========

Note 3 - Loans (Continued)

Activity in the allowance for loan losses for 2010 was as follows:

Beginning balance	$7,085,316
Provision for loan losses	4,750,000
Loans charged-off	(3,943,873)
Recoveries	105,518
Ending balance	$7,996,961
=========

The loan balances in the following tables related to credit quality do not include accrued interest receivable and deferred loan fees as of December 31, 2012 and 2011 due to immateriality.

The following table presents the balance in the allowance for loan losses and loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011:

		Commercial	Construction
		and Agricultural	and Land	Residential
December 31, 2012	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$276,420	$142,640	$-	$-	$-	$419,060
Collectively evaluated for impairment	876,693	3,246,532	749,711	1,219,091	418,546	62,148	6,572,721
Total ending allowance balance	$876,693	$3,522,952	$892,351	$1,219,091	$418,546	$62,148	$6,991,781
	=========	==========	=========	=========	=========	=========	=========
Loans:
Loans individually evaluated for impairment	$46,474	$4,974,942	$632,571	$2,525,865	$-	$-	$8,179,852
Loans collectively evaluated for impairment	35,163,846	156,770,318	21,224,409	82,423,239	25,005,334	10,195,069	330,782,215
Total ending loans balance	$35,210,320	$161,745,260	$21,856,980	$84,949,104	$25,005,334	$10,195,069	$338,962,067
	=========	==========	=========	=========	=========	=========	=========

		Commercial	Construction
		and Agricultural	and Land	Residential
December 31, 2011	Commercial	Real Estate	Development	Real Estate	Consumer	Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$146,311	$106,227	$-	$-	$-	$252,538
Collectively evaluated for impairment	677,655	3,678,756	1,092,501	1,327,170	389,576	52,126	7,217,784
Total ending allowance balance	$677,655	$3,825,067	$1,198,728	$1,327,170	$389,576	$52,126	$7,470,322
	=========	==========	=========	=========	=========	=========	=========
Loans:
Loans individually evaluated for impairment	$48,405	$3,195,817	$1,643,830	$2,736,506	$-	$-	$7,624,558
Loans collectively evaluated for impairment	29,470,389	161,100,025	25,611,899	79,407,895	26,194,891	11,337,367	333,122,466
Total ending loans balance	$29,518,794	$164,295,842	$27,255,729	$82,144,401	$26,194,891	$11,337,367	$340,747,024
	=========	==========	=========	=========	=========	=========	=========

Note 3 - Loans (Continued)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2012.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Loan	Loan Losses	Loan	Income	Interest
	Balance	Balance	Allocated	Balance	Recognized	Recognized
With no related allowance recorded:
Commercial	$145,475	$46,474	$-	$47,121	$-	$-
Commercial and agricultural real estate:
Commercial real estate	2,629,365	1,841,936	-	1,948,490	220,038	220,038
Agricultural real estate	613,100	530,507	-	580,983	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	2,798,460	2,525,865	-	2,618,442	28,446	26,888
Multi-family	-	-	-	-	-	-
Construction and land development	1,548,286	426,380	-	448,565	-	-
With an allowance recorded:
Commercial	-	-	-	-	$216	$216
Commercial and agricultural real estate:
Commercial real estate	2,605,844	2,602,499	276,420	2,659,019	32,985	32,985
Agricultural real estate	-	-	-	-	-	-
Residential real estate:
Home equity line of credit	-	-	-	-	-	-
1-4 family closed-end	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Construction and land development	206,191	206,191	142,640	472,525	-	-
	$10,546,721	$8,179,852	$419,060	$8,775,145	$281,685	$280,127
	=========	=========	=========	=========	=========	=========

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2011.

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Loan	Loan Losses	Loan	Income	Interest
	Balance	Balance	Allocated	Balance	Recognized	Recognized
With no related allowance recorded:
Commercial	$48,405	$48,405	$-	$57,439	$2,861	$2,861
Commercial and agricultural real estate:
Commercial real estate	3,272,228	2,597,072	-	2,688,848	33,623	33,623
Residential real estate:
1-4 family closed-end	3,009,101	2,736,506	-	3,069,752	116,021	116,021
Construction and land development	1,831,510	723,352	-	1,976,132	-	-
With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial and agricultural real estate:
Commercial real estate	598,745	598,745	146,311	622,258	-	-
Residential real estate:
1-4 family closed-end	-	-	-	-	-	-
Construction and land development	920,478	920,478	106,227	1,216,617	-	-
	$9,680,467	$7,624,558	$252,538	$9,631,046	$152,505	$152,505
	=========	=========	=========	=========	=========	=========

Note 3 - Loans (Continued)

The following table presents information for impaired loans as of December 31, 2010:

Average of individually impaired loans during the year	$12,907,114
Interest income recognized during impairment	326,397
Cash-basis interest income recognized	120,617

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

The following table presents nonaccrual and loans past due 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2012	2011	2012	2011
Commercial	$113,870	$59,028	$-	$-
Commercial and agricultural real estate:
Commercial real estate	4,553,409	3,504,851	-	-
Agricultural real estate	871,588	378,527	-	-
Residential real estate:
Home equity line of credit	-	-	-	-
1-4 family closed-end first lien	3,734,063	3,983,744	-	-
1-4 family closed-end junior lien	215,576	6,250	-	-
Multi-family	-	-	-	-
Construction and land development	632,571	1,539,053	-	-
Consumer	39,661	92,786	-	23,684
Other	-	26,507	298	-
	$10,160,738	$9,590,746	$298	$23,684
	==========	==========	==========	==========

The following table presents the aging of past due loans as of December 31, 2012 by class of loans:

		90 days
	30-89 Days	or more	Total	Loans Not
December 31, 2012	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$312,830	$46,474	$359,304	$34,851,016	$35,210,320
Commercial and agricultural real estate :
Commercial real estate	166,480	3,280,948	3,447,428	125,775,965	129,223,393
Agricultural real estate	628,788	399,038	1,027,826	31,494,041	32,521,867
Residential real estate:
Home equity line of credit	25,024	-	25,024	15,833,257	15,858,281
1-4 family closed-end first lien	1,590,809	708,913	2,299,722	64,396,870	66,696,592
1-4 family closed-end junior lien	437,816	-	437,816	1,318,250	1,756,066
Multi-family	-	-	-	638,165	638,165
Construction and land development	114,868	632,571	747,439	21,109,541	21,856,980
Consumer	511,918	37,909	549,827	24,455,507	25,005,334
Other	61,106	298	61,404	10,133,665	10,195,069
	$3,849,639	$5,106,151	$8,955,790	$330,006,277	$338,962,067
	=========	=========	=========	=========	=========

The above table of past due loans includes nonaccrual loans of $3,789,253 in the loans not past due category, $1,265,632 in the 30-89 days past due category and $5,105,853 in the 90 days and greater past due category.

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

Troubled Debt Restructurings

During the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Company has allocated $58,575 and $0 in specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011, respectively. The Company has not committed to lend any additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings. The modifications in the table below are all related to modifying the monthly payments to require interest only rather than principal and interest and extending the maturity date for periods ranging from 6 months to 12 months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012:

		Pre-Modification	Post-Modification
	Number	Unpaid Principal	Unpaid Principal
	of Loans	Balance	Balance
Commercial real estate	4	$1,073,952	$1,073,952
1-4 family closed-end	2	208,781	208,781
	6	$1,282,733	$1,282,733
	=======	===========	===========

The troubled debt restructurings described above increased the allowance for loan losses by $8,849 and resulted in $185,879 in charge offs during the year ended December 31, 2012.

Note 3 - Loans (Continued)

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

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2012 and 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are typically overdrafts and loans in process. As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Note 3 - Loans (Continued)

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$33,228,374	$1,563,736	$418,210	$-	$-
Commercial and agricultural real estate :
Commercial real estate	117,684,550	1,541,235	9,997,608	-	-
Agricultural real estate	30,582,687	1,058,687	880,493	-	-
Residential real estate:
Home equity line of credit	15,621,203	177,799	59,279	-	-
1-4 family closed-end first lien	61,438,010	768,094	4,469,679	20,809	-
1-4 family closed-end junior lien	1,485,555	54,935	215,576	-	-
Multi-family	638,165	-	-	-	-
Construction and land development	20,585,787	319,737	951,456	-
Consumer	24,535,838	153,524	315,972	-	-
Other	9,909,342	63,685	4,338	-	217,704
Total	$315,709,511	$5,701,432	$17,312,611	$20,809	$217,704
	=========	=========	=========	=========	=========

		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Not Rated
Commercial	$29,009,547	$125,766	$383,481	$-	$-
Commercial and agricultural real estate :
Commercial real estate	115,705,423	3,656,544	8,108,427	-	-
Agricultural real estate	35,611,655	819,682	394,111	-	-
Residential real estate:
Home equity line of credit	17,244,456	33,020	295,718	-	-
1-4 family closed-end first lien	55,194,491	1,177,666	4,607,820	-	-
1-4 family closed-end junior lien	2,194,417	101,553	297,421	-	-
Multi-family	997,839	-	-	-	-
Construction and land development	25,051,579	14,472	2,189,678	-
Consumer	25,625,547	170,075	399,269	-	-
Other	10,672,388	19,337	26,506	-	619,136
Total	$317,307,342	$6,118,115	$16,702,431	$-	$619,136
	=========	=========	=========	=========	=========

Note 4 - Real Estate Owned

Expenses related to foreclosed assets include:

	2012	2011	2010
Net loss (gain) on sales	$128,861	$(238,492)	$(170,039)
Direct write-downs	129,568	7,755	496,461
Operating expenses	201,256	430,659	665,825
Total expenses	$459,685	$199,922	$992,247
	==========	==========	==========

The Company did not have a valuation allowance for other real estate owned in 2012, 2011 or 2010.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by independent appraisers whose qualifications have been reviewed and verified by the Corporation. Once received, a member of the Bank's Appraisal Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value.

Note 5 - Fair Value (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	December 31, 2012 using			December 31, 2011 using
		Quoted Prices			Quoted Prices
		in Active	Significant		in Active	Significant
		Markets for	Other		Markets for	Other
		Identical	Observable		Identical	Observable
	Carrying	Assets	Inputs	Carrying	Assets	Inputs
	Value	(Level 1)	(Level 2)	Value	(Level 1)	(Level 2)
Assets:
Available for sale securities:
U.S. treasuries	$-		$-	$100,133		$100,133
Obligations of U.S. government
sponsored entities	143,611,119		143,611,119	116,407,592		116,407,592
Obligations of states and
political subdivisions	38,375,164		38,375,164	38,078,290		38,078,290
Mortgage-backed securities
- residential	78,207,932		78,207,932	62,883,713		62,883,713
Total	$260,194,215	$-	$260,194,215	$217,469,728	$-	$217,469,728
	===========	===========	===========	===========	===========	===========

All mortgage-backed securities held were issued by U.S. government agencies or U.S. government-sponsored entities.

There were no transfers between Level 1 and Level 2 during 2012.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2012 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and agricultural real estate:
Commercial real estate	$3,093,506		$3,093,506
Agricultural real estate	273,849		273,849
Residential real estate:
1-4 family closed-end	1,721,995		1,721,995
Construction & land development	426,380		426,380
Total impaired loans	$5,515,730		$5,515,730
	============		============

Other real estate owned
Commercial and agricultural real estate:
Agricultural real estate	$48,880		$48,880
Residential real estate:
Multi-family	576,690		576,690
Construction land development	3,262,660		3,262,660
Total other real estate owned	$3,888,230		$3,888,230
	============		============

Note 5 - Fair Value (Continued)

		Fair Value Measurements at
		December 31, 2011 Using
		Significant
		Other	Significant
		Observable	Unobservable
	Carrying	Inputs	Inputs
	Value	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial and agricultural real estate:
Commercial real estate	$1,805,814		$1,805,814
Residential real estate:
1-4 family closed-end	1,908,083		1,908,083
Construction & land development	455,430		455,430
Total impaired loans	$4,169,327		$4,169,327
	============		============

Other real estate owned
Residential real estate:
Multi-family	$576,690		$576,690
Construction & land development	3,511,370		3,511,370
Total other real estate owned	$4,088,060		$4,088,060
	============		============

There were $5,515,730 in impaired loans measured for impairment using the fair value of the collateral at December 31, 2012, resulting in an additional provision for loan losses of $379,915 for the year ended December 31, 2012. There were $4,169,327 in impaired loans measured for impairment using the fair value of the collateral at December 31, 2011, resulting in an additional provision for loan losses of $741,989 for the year ended December 31, 2011.

Other real estate owned had a net carrying amount of $6,877,706 for the year ended December 31, 2012. Included in this amount were properties that were written down to fair value totaling $3,888,230 resulting in additional foreclosed asset expense of $129,568 for the year ended December 31, 2012. Other real estate owned had a net carrying amount of $7,110,969 for the year ended December 31, 2011. Included in this amount were properties that were written down to fair value totaling $4,088,060 resulting in additional foreclosed asset expense of $7,755 for the year ended December 31, 2011.

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012. The range is equal to the weighted average in the following table.

Note 5 - Fair Value (Continued)
		Valuation		Discount
	Fair Value	Technique(s)	Unobservable Input(s)	on Appraisal
Impaired loans -
Commercial
real estate	$3,093,506	Cost approach	Adjustment for differences	29.5%
			in estimated costs
		Sales comparison	Adjustment for differences
		approach	between comparable
			sales

Agricultural		Sales comparison	Adjustment for differences	29.5%
real estate	273,849	approach	between comparable
			sales

Residential		Sales comparison	Adjustment for differences	29.5%
real estate	1,721,995	approach	between comparable
			sales

Construction and		Sales comparison	Adjustment for differences	29.5%
land development	426,380	approach	between comparable
			sales

Other real estate owned -
Agricultural		Sales comparison	Adjustment for differences	6%
real estate	48,880	approach	between comparable
			sales

Residential		Sales comparison	Adjustment for differences	6%
real estate	576,690	approach	between comparable
			sales

Construction and		Sales comparison	Adjustment for differences	6%
land development	3,262,660	approach	between comparable
			sales

Carrying amount and estimated fair values of financial instruments at December 31, 2012 were as follows:

		Fair Value Measurements at
		December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$36,946	$36,946	$-	$-	$36,946
Interest bearing balances with banks	2,924	-	2,909	-	2,909
Securities	260,194	-	260,194	-	260,194
Loans held for sale	2,517	-	2,517	-	2,517
Loans, net	331,811	-	-	331,826	331,826
Federal Home Loan Bank stock	1,527	N/A	N/A	N/A	N/A
Accrued interest receivable	3,049	-	1,085	1,964	3,049

Financial liabilities:
Deposits	602,124	328,635	275,660	-	604,295
Securities sold under repurchase agreements	2,315	2,315	-	-	2,315
Other borrowed funds	6,190	-	6,429	-	6,429
Accrued interest payable	800	7	793	-	800

Note 5 - Fair Value (Continued)

Carrying amount and estimated fair values of financial instruments at December 31, 2011 were as follows:

	2011
	(In thousands)
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,822	$33,822
Interest bearing balances with banks	544	544
Securities	217,470	217,470
Loans held for sale	2,169	2,169
Loans, net	333,083	332,387
Federal Home Loan Bank stock	1,527	N/A
Accrued interest receivable	3,351	3,351

Financial liabilities:
Deposits	559,231	560,864
Securities sold under repurchase agreements	1,851	1,851
Other borrowed funds	7,326	7,733
Accrued interest payable	864	864

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully and are classified as Level 1. Fair value for interest bearing balances with banks is based on the method described for investment securities. For deposits with stated maturities fair value is based on discounted cash flows using current market rates applied to the estimated life, resulting in Level 2 classification. For fixed rate loans and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk, resulting in Level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. Fair values of debt are based on current rates for similar financing. The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability; therefore, it has been excluded from the table above. The fair value of off-balance-sheet items and loans held for sale are not considered material.

Note 6 - Premises and Equipment

Year-end premises and equipment were as follows:

	2012	2011
Land	$6,568,530	$6,602,834
Buildings	19,619,188	19,618,649
Furniture and equipment	7,215,489	7,151,134
Leasehold improvements	153,749	152,603
Construction in progress	398,672	-
	$33,955,628	$33,525,220
Less: Accumulated depreciation	(15,003,536)	(14,764,260)
	$18,952,092	$18,760,960
	==========	==========

Note 6 - Premises and Equipment (Continued)

The following table related to construction in progress outlines the estimated cost for the building and furniture and equipment and expected completion date:

	Estimated	Furniture and	Expected
	Building	Equipment	Completion
	Cost	Cost	Date
Athens Downtown Office	$739,000	$100,000	March 2013

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $155,843, $162,513 and $169,850 for 2012, 2011, and 2010, respectively. Rent commitments, before considering renewal options that generally are present, were as follows:

2013		$109,545
2014		112,284
2015		115,091
2016		117,968
2017		$120,917

	Total	$575,805
		==========

Note 7 - Deposits

Time deposits of $100,000 or more were $141,773,573 and $137,150,951 at year-end 2012 and 2011.

Scheduled maturities of time deposits for the next five years were as follows:

2013	$178,618,417
2014	50,605,636
2015	13,286,331
2016	11,177,306
2017	19,801,614

Overdrafts in the amounts of $287,966 and $919,314 were reclassified as loans as of December 31, 2012 and 2011, respectively.

Note 8 - Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements are secured by U.S. government-sponsored entity securities with a carrying amount of $4,094,500 and $3,475,426 at year-end 2012 and 2011, respectively.

Securities sold under repurchase agreements are financing arrangements for certain of the Bank's customers that mature daily. At maturity, the securities underlying the agreements are returned from the customer to the Bank. Information concerning securities sold under repurchase agreements is summarized as follows:

	2012	2011	2010
Average daily balance during the year	$2,074,421	$2,131,727	$1,909,560
Average interest rate during the year	1.59%	1.59%	1.59%
Maximum month-end balance during the year	$2,462,117	$2,502,990	$2,133,165
Weighted average interest rate at year-end	1.59%	1.59%	1.59%

Note 9 - Other Borrowed Funds

At year end, advances from the Federal Home Loan Bank were as follows:

Principal
Amounts Outstanding
December 31,		Interest	Maturity
2012	2011	Rates	Dates
$-	$1,076,943	4.09%-7.40%	2012
1,045,851	1,073,207	5.09%	2013
5,000,000	5,000,000	2.94%	2014
78,443	99,439	6.50%	2016
66,169	76,777	4.87%	2018
$6,190,463	$7,326,366
==========	==========

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $64,395,754 and $58,295,280 of first mortgage loans under a blanket lien arrangement at year-end 2012 and 2011, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to an additional $22,514,000 at year-end 2012.

Payment Information

Required payments on FHLB borrowings over the next five years are:

2013	$1,082,275
2014	5,035,770
2015	37,964
2016	17,374
2017	13,581
Thereafter	3,499
$6,190,463
=========

Note 10 - Income Taxes

Income tax expense (benefit) was as follows:

	2012	2011	2010
Current expense
Federal	$2,828,574	$1,770,787	$1,906,853
State	602,786	412,022	486,706
Deferred expense
Federal	61,551	537,180	(897,356)
State	12,585	109,835	(183,480)
Total expense	$3,505,496	$2,829,824	$1,312,723
	==========	==========	==========

Note 10 - Income Taxes (Continued)

Effective tax rates differ from the federal statutory rate of 34% applied to income before taxes due to the following:

	2012	2011	2010

Federal taxes at statutory rate	$3,598,488	$3,086,796	$1,815,974
Increase (decrease) resulting from
tax effect of:
Tax exempt interest on obligations
of states and political subdivisions	(394,597)	(479,485)	(564,838)
State income taxes, net of federal
income tax benefit	406,145	344,426	200,129
Dividend received deduction	-	-	-
Increase in cash surrender value	(103,493)	(119,348)	(135,116)
Benefit of lower tax rates of First
Pulaski Reinsurance Company	(9,284)	(8,583)	(10,951)
Others, net	8,237	6,018	7,525
Provision for Income Taxes	$3,505,496	$2,829,824	$1,312,723
	==========	==========	==========

Year-end deferred tax assets and liabilities were due to the following:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,706,692	$2,889,926
Director benefit plans	1,036,162	1,147,710
Deferred loan fees	61,034	74,023
Nonaccrual loan interest	749,100	634,520
Impairment of other real estate	175,522	139,975
Deferred credit insurance fees	52,355	54,388
Deferred gains on sale of other real estate	63,933	66,379
Other	91,185	50,597
Gross Deferred Tax Assets	4,935,983	5,057,518

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,516,039	1,388,557
Other securities	322,749	322,749
Prepaid expenses	60,251	109,516
Other	16,930	15,064
Gross Deferred Tax Liabilities	1,915,969	1,835,886
Net Deferred Tax Asset	$3,020,014	$3,221,632
	==========	==========

The Company has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets. Accordingly, no valuation has been recorded.

Note 10 - Income Taxes (Continued)

Unrecognized Tax Benefits

The amount of unrecognized tax benefits was $0 and $12,951 at December 31, 2012 and 2011, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any material amount accrued for interest and penalties for the years ended December 31, 2012 and 2011.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Tennessee and Alabama. The Company filed income tax returns in Alabama in 2005, 2006, 2007, 2008, 2009, 2010 and 2011. These returns are subject to examination. The Company is no longer subject to examination by U.S. federal and Tennessee taxing authorities for years before 2009.

Note 11 - Benefit Plans

Profit Sharing Plan: The Bank has a non-contributory trusteed profit sharing retirement plan covering all officers and employees who have completed a year of service and are over the age of 21. According to the plan, the Bank's contribution will not exceed 15% of the total salary of all the participants. The plan expense was $970,693, $971,603 and $478,220 in 2012, 2011 and 2010, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of director fees deferred plus interest over 15 years, beginning with the individual's retirement, death or disability. In December 2012, the deferred compensation plan was amended for most current directors of the Company. The plan amendment removed the fixed benefit aspects of the plan for most of the current directors, converting that portion of the plan into a defined contribution plan. To replace the fixed portion of the monthly benefit payments that were eliminated with the plan amendment, the account for each participant that agreed to the amendment was credited with an amount based on the participant's internal rate of return from the date of the Plan's inception, or, if later, the date the participant began to participate in the plan, through December 31, 2012. A liability is accrued for the obligation under this plan. The expense incurred for the deferred compensation for 2012, 2011 and 2010 was $(229,613), $705,546 and $441,559, respectively, resulting in a deferred compensation liability of $2,706,091, $2,997,415 and $2,353,580, respectively. The December 2012 amendment led to a one-time reduction in deferred compensation expense of $1,000,052 in 2012.

Note 12 - Other Operating Expenses

The following table summarizes the components of other operating expenses for the years ended December 31:

	2012	2011	2010
Directors' fees and expense	$(67,463)	$853,321	$579,834
Stationery and supplies	213,239	154,499	190,238
Collection and professional fees	943,574	509,967	517,745
Postage	161,844	159,425	166,531
Data processing expense	662,846	598,381	535,385
Educational expense	133,165	143,110	62,683
Telecommunication expense	227,976	207,972	213,467
Other	1,210,131	1,127,910	1,054,612
	$3,485,312	$3,754,585	$3,320,495
	===========	===========	===========

Note 12 - Other Operating Expenses (Continued)

The negative Directors' fees and expenses in the above table is due to the December 2012 amendment to the director deferred compensation plan discussed in Note 11.

Note 13 - Related Party Transactions

The following table summarizes loans to principal officers, directors and their affiliates for 2012:

Beginning balance	$1,780,577
New loans	1,383,050
Repayments	(1,090,346)
Balance at end of year	$2,073,281
===========

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were $9,592,000 and $8,437,000, respectively.

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

Note 14 - Stock-based Compensation (Continued)

A summary of the stock option activity for 2012 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
Outstanding at January 1, 2012	7,000	$47.71

Granted	-	-
Exercised	-	-
Forfeited or expired	(2,000)	44.50
Outstanding December 31, 2012	5,000	$49.00	1.0	$-
	==========	==========	==========	=========

Fully vested	5,000	49.00	1.0	-

Exercisable at December 31, 2012	5,000	$49.00	1.0	$-
	==========	==========	==========	=========

Information related to stock option activity during each year follows:

	2012	2011	2010
Intrinsic value of options exercised	$-	$-	$10,500
Cash received from option exercises	-	-	17,000
Tax benefit realized from option exercises	-	-	4,020
Weighted average fair value of options granted	-	-	-

As of December 31, 2012, there were no nonvested stock options; therefore, there was no unrecognized compensation cost related to nonvested stock options granted under the plans. No compensation cost has been charged against income for these plans related to stock options for 2012, 2011 and 2010. The Company has a policy to issue new shares to satisfy the exercise of share options.

The 2007 Plan provides for the issuance of restricted shares to employees, directors and contractors of the Company. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the price, of which the Company is aware, at which the Company's Common Stock was traded on a date closest to the award date. These restricted shares vest at the rate of twenty percent on each anniversary of the grant date. Compensation expense of $105,989, $134,750 and $134,750 has been charged against income for these shares in 2012, 2011 and 2010, respectively, related to the grants of restricted shares. Total shares that remain available for issuance under the 2007 Plan were 87,750 at year end 2012, with 12,250 restricted shares granted that vest and are issued at the rate of twenty percent on each anniversary of the grant date.

A summary of changes in the Company's nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2012	3,250	$55.00
Granted	-	55.00
Vested	(2,450)	55.00
Forfeited	-	-

Nonvested at December 31, 2012	800	$55.00
	==========	============

Note 14 - Stock-based Compensation (Continued)

As of December 31, 2012, there was $8,938 of total unrecognized compensation cost related to nonvested restricted shares granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 0.25 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $98,800, $105,750, and $134,750, respectively.

Note 15 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2012, the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits or to pay interest on deposits above certain rates. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

			Required			To Be Well Capitalized
			For Capital			Under Applicable
	Actual		Adequacy Purposes			Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio

	(Dollars in thousands)
As of December 31, 2012
Total Capital to risk weighted assets
Corporation	$67,581	16.05%	$33,682	>	8.00%	$42,103	>	10.00%
Bank	67,224	15.97	33,678	>	8.00	42,098	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	62,297	14.80	16,841	>	4.00	25,262	>	6.00
Bank	61,939	14.71	16,839	>	4.00	25,259	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	62,297	9.33	26,715	>	4.00
Bank	61,939	9.27	26,713	>	4.00	33,391	>	5.00

As of December 31, 2011
Total Capital to risk weighted assets
Corporation	$62,769	15.06%	$33,354	>	8.00%	$41,692	>	10.00%
Bank	62,188	14.92	33,349	>	8.00	41,686	>	10.00
Tier I (Core) Capital to risk weighted assets
Corporation	57,529	13.80	16,677	>	4.00	25,015	>	6.00
Bank	56,948	13.66	16,674	>	4.00	25,012	>	6.00
Tier I (Core) Capital to average quarterly assets
Corporation	57,529	9.15	25,137	>	4.00
Bank	56,948	9.06	25,133	>	4.00	31,417	>	5.00

Note 15 - Regulatory Capital Matters (Continued)

Dividend Restrictions - The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years less any required transfers to surplus, subject to the capital requirements described above. During 2013, the Bank could, without prior approval, declare dividends of approximately $9,375,543 plus any 2013 net profits retained to the date of the dividend declaration.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$1,995,361	$500,000	$2,497,700	$-
Unused lines of credit	37,144,386	20,052,150	36,829,536	10,175,141
Standby letters of credit	2,033,365	-	2,265,295	-
Mortgage loans sold with repurchase
requirements outstanding	9,614,723	-	10,304,698	-

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments as of December 31, 2012 have interest rates ranging from 4.75% to 6.75% and maturities ranging from 3 years to 5 years.

Note 17 - Parent Company Only Condensed Financial Information

Condensed financial information of First Pulaski National Corporation follows:

CONDENSED BALANCE SHEETS
	December 31,
ASSETS	2012	2011
Cash	$191,475	$478,660
Investment in subsidiary, at equity	64,383,576	59,186,013
Other assets	170,413	108,951
TOTAL ASSETS	$64,745,464	$59,773,624
	==========	==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accrued expenses	$4,124	$6,320
Total Liabilities	4,124	6,320

Shareholders' Equity	64,741,340	59,767,304
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,745,464	$59,773,624
	==========	==========

Note 17 - Parent Company Only Condensed Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2012	2011	2010
INCOME
Dividends from subsidiary	$2,190,392	$1,822,157	$1,073,632
Other income	250	275,175	625
	2,190,642	2,097,332	1,074,257
EXPENSES
Other expense	166,665	207,223	213,800

Income before income tax and undistributed
subsidiary income	2,023,977	1,890,109	860,457
Income tax expense (benefit)	(63,670)	26,019	(81,625)
Equity in undistributed earnings of subsidiary	4,990,644	4,384,899	3,086,294
NET INCOME	$7,078,291	$6,248,989	$4,028,376
	=========	=========	=========

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,078,291	$6,248,989	$4,028,376
Adjustments to reconcile net income to net cash provided
by operating activities -
Equity in undistributed earnings of subsidiary	(4,990,644)	(4,384,899)	(3,086,294)
Stock-based compensation expense	105,989	134,750	134,750
(Increase) decrease in other assets	(61,461)	109,870	(40,475)
(Decrease) increase in other liabilities	(2,196)	93	(6,735)
Cash Provided by Operating Activities	2,129,979	2,108,803	1,029,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,441,887)	(1,962,157)	(1,564,111)
Proceeds from exercise of stock options, including tax benefit	-	-	21,020
Proceeds from issuance of common stock	24,723	150,150	121,220
Cash Used by Financing Activities	(2,417,164)	(1,812,007)	(1,421,871)

INCREASE (DECREASE) IN CASH, net	(287,185)	296,796	(392,249)
Beginning of year	478,660	181,864	574,113
End of year	$191,475	$478,660	$181,864
	=========	=========	=========

Note 18 - Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared and participation rights in undistributed earnings. On November 8, 2012, the Company's shareholders approved a charter amendment authorizing Class A stock and the reclassification of shares owned by shareholders with 200 or fewer common shares to Class A shares on a 1 to 1 basis. The amendment to reclassify these shares of common stock was effective November 9, 2012. The earnings in the table below are allocated to common and Class A shares retroactively as though the Class A shares were in existence for the entirety of each period shown. Class A shares carry a 4% premium on all dividends declared on common shares, carry the same liquidation preference as common shares and have voting rights limited to capital transactions. The factors used in the earnings per share computation follow:

	2012		2011		2010
	Common	Class A	Common	Class A	Common	Class A
	stock	stock	stock	stock	stock	stock
Distributed earnings	$2,362,839	$79,048	$1,900,012	$62,145	$1,514,395	$49,716
Undistributed earnings	4,489,944	146,460	4,150,785	136,047	2,385,797	78,468
Less: Distributed earnings allocated to
to participating securities	(2,165)	-	(3,063)	-	(2,450)	-
Less: Undistributed earnings in
excess of earnings allocated
to participating securities	(6,646)	-	(6,694)	-	(3,861)	-

Net earnings allocated to stock	$6,843,972	$225,508	$6,041,040	$198,192	$3,893,881	$128,184
	========	========	========	========	========	========
Weighted common shares outstanding
including participating securities	1,524,214	49,716	1,519,279	49,716	1,514,046	49,716
Less: Participating securities	(1,944)	-	(2,450)	-	(2,450)	-
Weighted average shares	1,522,270	49,716	1,516,829	49,716	1,511,596	49,716
	========	========	========	========	========	========

Basic earnings per share	$4.50	$4.54	$3.98	$3.99	$2.58	$2.58
	========	========	========	========	========	========

Net earnings allocated to stock	$6,843,972	$225,508	$6,041,040	$198,192	$3,893,881	$128,184
	========	========	========	========	========	========

Weighted average shares	1,522,270	49,716	1,516,829	49,716	1,511,596	49,716
Add: dilutive effects of assumed	22	-	103	-	616	-
exercises of stock options
Average shares and dilutive potential
common shares	1,522,292	49,716	1,516,932	49,716	1,512,212	49,716
	========	========	========	========	========	========
Dilutive earnings per share	$4.50	$4.54	$3.98	$3.99	$2.57	$2.58
	========	========	========	========	========	========

Earnings per share, computed on a pro-forma basis (unaudited) as if the premium associated with dividends related to Class A shares was in effect at January 1, 2010, and paid for each year is as follows:

	2012		2011		2010
	Common	Class A	Common	Class A	Common	Class A
	stock	stock	stock	stock	stock	stock
Earnings per share
Basic	$4.49	$4.56	$3.98	$4.03	$2.57	$2.61
Diluted	4.49	$4.56	$3.98	$4.03	$2.57	$2.61

Note 18 - Earnings Per Share (Continued)

Stock options for 5,000 and 6,500 shares of common stock were not considered in computing diluted earnings per share for 2012 and 2011, respectively, because they were anti-dilutive.

Unvested restricted shares that include non-forfeitable rights to dividends are classified as participating securities and included in average outstanding shares for calculating basic earnings per share. As of December 31, 2012, there were no shares of unvested restricted stock that were not classified as participating securities.

Note 19 - Other Comprehensive Income (Loss)

Other comprehensive income components and related tax effects were as follows:

	2012	2011	2010
Unrealized holding gains (losses) on
available for sale securities	$1,383,754	$4,234,591	$(2,211,580)
Reclassification adjustment for losses (gains)
realized in income	(1,049,353)	(132,760)	(1,072,441)
Net unrealized gains (losses)	334,401	4,101,831	(3,284,021)
Tax effect	127,481	1,570,722	(1,256,724)
Net-of-tax amount	$206,920	$2,531,109	$(2,027,297)
	========	========	========

The following is a summary of the accumulated other comprehensive balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	December 31,
	2011	Change	2012
Unrealized gains (losses) on securities
available for sale	$2,237,891	$206,920	$2,444,811
	=========	=========	=========

Note 20 - Quarterly Financial Data (Unaudited)

	Interest	Net Interest	Net	Common Earnings Per Share		Class A Basic
	Income	Income	Income	Basic	Diluted	Earnings Per Share

	(in thousands, except per share amounts)
2012
First quarter	$7,018	$5,892	$2,341	$1.49	$1.49	$1.49
Second quarter	7,292	6,192	1,699	1.08	1.08	1.08
Third quarter	6,907	5,815	1,445	0.92	0.92	0.92
Fourth quarter	6,646	5,549	1,593	1.01	1.01	1.05

2011
First quarter	$7,056	$5,586	$1,368	$0.87	$0.87	$0.87
Second quarter	7,329	5,983	1,601	1.02	1.02	1.02
Third quarter	7,228	5,963	1,891	1.20	1.20	1.21
Fourth quarter	7,101	5,914	1,389	0.89	0.89	0.89

Note 20 - Quarterly Financial Data (Unaudited) (Continued)

Earnings per share, computed on a pro-forma basis as if the premium associated with dividends related to Class A shares was in effect at January 1, 2011, and paid for each quarter is as follows:

	Common Earnings Per Share		Class A Basic
	Basic	Diluted	Earnings Per Share
2012
First quarter	$1.49	$1.49	$1.50
Second quarter	1.07	1.07	1.08
Third quarter	0.92	0.92	0.93
Fourth quarter	1.01	1.01	1.05

2011
First quarter	$0.87	$0.87	$0.88
Second quarter	1.02	1.02	1.03
Third quarter	1.20	1.20	1.22
Fourth quarter	0.89	0.89	0.90

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

The report of the Corporation's management on the Corporation's internal control over financial reporting is set forth on page 40 of this Annual Report on Form 10-K. The report of the Corporation's independent registered public accounting firm on the Corporation's internal control over financial reporting is set forth on page 41 of this Annual Report on Form 10-K.

There were no changes in the Corporation's internal controls over financial reporting during the Corporation's fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Bylaws of the Company currently state that the Board of Directors shall consist of not less than five (5) or more than thirty-five (35) members. Currently, the Board of Directors of the Company is made up of thirteen (13) members. The Board of Directors of the Company also serves as the Board of Directors of the Bank.

The table below sets forth certain information regarding the directors and executive officers including the length that each person has been a director and the principal occupation or employment of such person for the last five (5) years. The information describing the current position and prior business experience of each of the directors and executive officers below contains information regarding the person's service as a director, business experience, public reporting company director positions held currently or at any time during the last five years and for directors, the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director for the Company.

Nominees	Age	Served as Director Since	Principal Occupation or Employment for Last Five (5) Years
David E. Bagley	59	4/22/93

President, Bagley &
Bagley Insurance, Inc. since 1989.
Mr. Bagley's experience provides the Board with critical experience in insurance matters. In addition, Mr. Bagley also provides the Board with his financial expertise as a successful small business owner.

James K. Blackburn, IV	70	4/07/83

Owner, Lairdland Farm since 1970;
Real Estate Broker since 1974.
Mr. Blackburn's experience provides the Board with critical experience in commercial and consumer real estate matters. Mr. Blackburn also possesses substantial small company management experience, specifically within the region in which the Company conducts its business.

Wade Boggs	49	4/20/95

Commercial Rental Property and Investments;
Real Estate Broker, Co-owner, Butler Realty since 1/1/2009; employed as a real estate broker at Butler Realty from 2006-2008.
Mr. Boggs provides the Board with additional expertise in matters relating to commercial and consumer real estate matters.

James H. Butler	66	4/05/84

Real Estate Broker, Owner, Butler Realty until 12/31/2008. Mr. Butler continues to serve as a real estate broker at Butler Realty since his sale of the company.
Mr. Butler's familiarity with the area's commercial and consumer real estate environment is useful to the Company's Board. In addition, Mr. Butler has small business management experience and an extensive network of contacts in the local business community.

William Lyman Cox	41	4/24/08

Executive Vice President and Senior Loan Officer of the Bank since September 2007. Previously Mr. Cox served as Vice President of the Bank managing its Lincoln County operations from April 2000 to September 2007.
Mr. Cox has extensive experience as a banker in the Company's market area and is a community leader that is actively involved in a number of community activities. His involvement in the day to day operations of the Bank allows him to provide the Board of Directors with company-specific experience and expertise.

page 80
Nominees	Age	Served as Director Since	Principal Occupation or Employment for Last Five (5) Years
Gregory G. Dugger	63	4/22/93

Dentist
Dr. Dugger has owned and operated his dental practice since 1974. Dr. Dugger has extensive experience as a dentist in the communities that the Company serves, is a successful small business owner and is actively involved in a number of community activities in the Company's market area.

Charles D. Haney (1)	58	4/22/93

Physician
Dr. Haney has been a physician at Physicians & Surgeons, Inc. since 1979. Dr. Haney has extensive experience as a physician in the communities that the Company serves, is a successful small business owner and is actively involved in a number of community activities in the Company's market area.

Donald A. Haney	55	4/24/08

President of the Company and the Bank and Chief Operating Officer of the Bank since April 2008. Previously Mr. Haney served as Senior Vice President and Chief Operating Officer of the Bank from April 2004 to April 2008.
Mr. Haney has considerable experience as a banker and extensive experience as a manager in the Company's market area and is a community leader that is actively involved in a number of community activities. His considerable knowledge of the Bank's history and his involvement in the day to day operations of the Bank allow him to provide the Board of Directors with company-specific experience and expertise.

Mark A. Hayes	51	8/14/01

Chairman and Chief Executive Officer of the Company and the Bank since April 2008. Previously Mr. Hayes served as President and Chief Executive Officer of the Company and the Bank from April 2003 to April 2008.
Mr. Hayes's extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank operates affords the Board valuable insight regarding the business and operation of the Bank. Mr. Hayes' knowledge of all aspects of the Company's and the Bank's business position him well to continue to serve as our Chairman and Chief Executive Officer.

Linda Lee Rogers	61	4/27/06	Teacher (retired) Ms. Rogers is actively involved in a number of community activities in the Company's market area.
page 81
Nominees	Age	Served as Director Since	Principal Occupation or Employment for Last Five (5) Years
R. Whitney Stevens, Jr.	65	4/27/06

Attorney
Mr. Stevens began practicing as an attorney in 1975 and has had his own practice since 2002. Mr. Stevens's over 36 years of legal practice in the Lincoln County, Tennessee area, during which he has represented a broad array of corporate and municipal clients, contribute to the breadth and depth of experience on the Board through the inclusion of a member with an understanding of a broad range of legal and regulatory matters.

Larry K. Stewart	65	4/30/09

Owner of Electrical Construction Business since 1976.
Mr. Stewart has extensive experience as the owner of a small service-based business with operations in the Company's market area. He is also actively involved in a number of community activities in the Company's market area.

Bill Yancey	68	4/04/91

Farmer since 1970.
Mr. Yancey has extensive knowledge of agricultural related businesses located in the Company's market area and is well known among the agriculture community within the Company's market area.

Tracy Porterfield	44	N/A

Mr. Porterfield began employment with the Bank on December 14, 1992 in the Accounting Department. He has been employed by the Bank in various accounting positions and was named the Cashier of the Bank on June 13, 2000, Chief Financial Officer of the Bank and Corporation on April 24, 2003 and Secretary/Treasurer of the Corporation on March 16, 2004.

Milton Nesbitt	48	N/A

Mr. Nesbitt began employment with the Bank on February 11, 2002 as Loan Review Officer. Prior to his employment with the Bank, Mr. Nesbitt was employed as a bank examiner with the Office of the Comptroller of the Currency. Mr. Nesbitt was named the Senior Credit Officer on January 20, 2004 and was named Executive Vice- President and Senior Credit Officer on April 24, 2008.

(1) Dr. Haney is the brother of Donald A. Haney, the Bank's President and Chief Operating Officer and a nominee for director.

All officers serve at the pleasure of the Board of Directors. No directors or officers are involved in any legal proceedings which are material to an evaluation of their ability and integrity.

Section 16(a) beneficial ownership reporting compliance

Pursuant to rules promulgated under the Exchange Act, the Company's directors, executive officers and any person holding more than ten percent (10%) of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the SEC. These persons are also required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates.

Based solely on a review of the reports furnished to the Company and written representations from the Company's directors and executive officers, the Company believes that all of these filing requirements were satisfied by the Company's directors, executive officers and ten percent (10%) holders during the 2012 fiscal year, with the exception of one Form 4 report for Wade Boggs that was filed late.

Audit Committee

The Audit Committee is a separately-designated standing audit committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, which reviews annual and interim reports of the independent registered public accounting firm and provides advice and assistance regarding the accounting, auditing and financial reporting practices of the Company and the Bank and operates under the terms of a written charter. A copy of the written charter of the Audit Committee, which was amended on March 10, 2009, is not available on the Company's website but was provided as an appendix to the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders. The current members of the Audit Committee are David E. Bagley, James K. Blackburn, Wade Boggs, James H. Butler, R. Whitney Stevens, Jr. and Bill Yancey, each of whom, is "independent" within the meaning of the NYSE listing standards and the rules and regulations of the SEC (other than Mr. Stevens who, because of his law firm's provision of services to the Bank in 2012 while "independent" within the meaning of the NYSE listing standards, is not independent under the rules and regulations of the SEC). The Audit Committee met a total of thirteen (13) times during 2012. Notwithstanding the relationship between the Bank and Mr. Stevens's law firm described above, the Board of Directors of the Company determined to appoint Mr. Stevens to the Audit Committee in 2008 and to continue his membership on the committee because it believed that Mr. Stevens provided a level of expertise, financial sophistication and active engagement that is beneficial to the Audit Committee.

While the Board of Directors believes that certain of its Audit Committee members are financially literate and have a level of financial sophistication necessary to serve on the Audit Committee, it has determined that the Company does not have an "audit committee financial expert" as defined by the SEC's rules and regulations serving on the Audit Committee. The Board of Directors believes, however, that the current members of the Company's Board of Directors provide a breadth of experience and level of community relationships that are important to the Company and that the Company does not believe that it could attract an additional director that meets the requirements of an "audit committee financial expert" who also has those similar relationships. In making its determination, the Board of Directors particularly considered the size and nature of the Company's business and the importance of knowledge of the local communities served by the Bank.

Code of Conduct

The Company has adopted a code of conduct for its senior executive and financial officers (the "Code of Conduct"), a copy of which will be provided to any person, without charge, upon request to the Company at 206 South First Street, P.O. Box 289, Pulaski, Tennessee 38478, Attention: Corporate Secretary. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct in accordance with the rules and regulations of the SEC.

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

Risk Assessment of Compensation Policies

The Board of Directors has reviewed the Company's compensation policies as generally applicable to the Company's employees and believes that the Company's policies do not encourage excessive and unnecessary risk taking, and that the level of risk that they do encourage is not reasonably likely to have a materially adverse effect on the Company.

Compensation Discussion and Analysis

General. Matters of executive compensation, including cash incentive payments, for the Company's Chairman of the Board and Chief Executive Officer are determined by the joint Nominations and Compensation Committee of the Board of Directors of the Company and the Bank subject to the approval of the Board of Directors of the Company and the Bank. We refer to the Nominations and Compensation Committee as the "Compensation Committee" in this discussion. Matters of executive compensation for the Company's President, Chief Financial Officer, Senior Loan Officer and Senior Credit Officer, who together with the Company's Chief Executive Officer constitute the Company's named executive officers, are determined by the Chief Executive Officer of the Company.

Philosophy and Objectives. The objectives of the Company's compensation program are to attract and retain qualified individuals that will execute our business strategy, uphold our values and deliver results and long-term value to our shareholders. We also seek to reward the Company's executive officers for their individual performance and the performance of the Company. It is the intent of the Compensation Committee and the Board of Directors to offer a compensation program to the Company's executives that is competitive with other financial institutions of similar size and demographics. The Compensation Committee's philosophy for an executive officer emphasizes an overall analysis of the executive's performance for the year, projected role and responsibilities, required impact on execution of the Company's strategy, external pay practices and other factors that the Compensation Committee deems appropriate. The Compensation Committee also considers employee retention when establishing the total compensation for the Company's named executive officers.

The compensation program is designed to reward the executive in achieving targeted results that impact the Company's strategic objectives as outlined in its mission statement. Those objectives are as follows:

  To maximize shareholder value as an independent community bank;
  To provide superior customer products and services to the communities we serve;
  To maintain a rewarding environment that offers equal opportunity to all employees, while projecting an image of integrity and professionalism; and
  To provide leadership in the communities we serve that helps to improve the quality of life for their citizens.

Principal Components of Compensation. Historically, the principal components of compensation for named executive officers have been:

  base salary;
  annual cash incentive compensation opportunity;
  retirement and other benefits; and
  equity-based compensation.

The Company and the Bank have historically paid each element above to their employees (including executive officers) to maintain the ability to recruit and retain a viable workforce that seeks to meet or exceed the performance expectations of its shareholders. Market surveys are reviewed by the Compensation Committee on an annual basis to ensure overall compensation practices are within industry norms but the Compensation Committee does not specifically benchmark against other companies' compensation.

At our 2011 Annual Meeting of Shareholders, we held our first shareholder advisory vote on the compensation of our named executive officers and our shareholders overwhelmingly approved our fiscal year 2010 executive compensation program. Of the 918,469 votes cast, 850,394, or 92.6%, were in favor of approval. The Compensation Committee has considered the results of the vote on our 2010 executive compensation program and concluded that the shareholders support the Company's compensation policies and procedures which the Compensation Committee believes provide a competitive pay-for-performance package that effectively incentivizes our named executive officers and encourages long-term retention. The Company's strong financial performance in fiscal year 2012 reinforces the Compensation Committee's view that our executive compensation program is achieving its objectives, and the Compensation Committee made no significant changes to the program during the year. The Compensation Committee will continue to consider shareholder views about our core compensation principles and objectives when determining executive compensation.

Base Salary. The Company seeks to provide base salaries for its executive officers that provide a secure level of guaranteed cash compensation in accordance with the executive officer's experience, professional status and job responsibilities. The Compensation Committee has historically allocated a significant portion of the named executive officers' total compensation to current year base salary rather than equity-based awards or incentive-based cash compensation.  The Compensation Committee has utilized this approach in an effort to reduce the amount of dilution to existing shareholders that typically accompanies equity-based awards and because it believes that a higher guaranteed component of cash compensation is necessary to recruit and retain executive officers to serve in the Company's primary markets. Compensation decisions for each of the executive officers were generally made on the anniversary date of each individual officer's initial hire date, leading to compensation decisions being made at different times of the year for each of the executive officers. Each year the Compensation Committee reviews and approves a base salary for the Chief Executive Officer, Mark A. Hayes, taking into account several factors, including prior year base salary, responsibilities, tenure, performance, salaries paid by other financial institutions of a similar size in similar markets that participated in the Tennessee Bankers Association 2011 Financial Institutions Compensation Survey and Crowe Horwath LLP 2011 Southeast Region Survey, of which there were 118 and 106 such banks, the Company's overall pay scale and the Company's recent performance. Taking into consideration these factors, the Compensation Committee approved an increase of 5.0% to the base salary of Mr. Hayes in February 2012 when compared to the prior year. The Company's Chief Executive Officer, who establishes the compensation for the other named executive officers, approved increases based on the criteria above of 6.1% for Mr. Haney in October 2011, 10.0% for Mr. Porterfield in December 2011, 5.0% for Mr. William Lyman Cox in January 2012 and 5.0% for Mr. Nesbitt in January 2012 when compared to the prior period. The increases for each of the Named Executive Officers described above were given to bring the officer's compensation closer to the median of the reports reviewed and included cost of living adjustments as well.

Cash Incentive Compensation. In addition to base salary, the Compensation Committee has historically approved a cash incentive plan to provide the Company's employees, including the named executive officers, with the potential for enhanced cash compensation based on the extent to which budgeted performance targets set in advance by the Compensation Committee are met. Net earnings of the Bank as compared to budgeted net earnings of the Bank are used to determine the amount of cash incentive to be awarded. In addition, the Compensation Committee and the Board of Directors may in their discretion reduce or increase the size of any individual award based on each individual's performance. Cash incentive payments for executive officers, including the Chief Executive Officer, are made in a manner similar to the cash incentive payments made to all full-time employees of the Bank or the Company, with the amount awarded typically amounting to one and a half weeks to two weeks of the employee's base salary. In 2009, 2010 and 2011, due to weakened economic conditions, the Committee decided to not establish a cash incentive plan for those years. In 2012, the Compensation Committee similarly did not establish a cash incentive plan; however, as a result of improved economic conditions and the better than expected financial performance of the Company, the Compensation Committee decided that the payment of cash incentive compensation for the Company's associates other than the named executive officers for 2012 performance was warranted. In the fourth quarter of 2012, the Company's Chief Executive Officer met with the Compensation Committee and requested that, in light of continued improvement in the operating results of the Company in 2012 , the Compensation Committee approve the payment of a cash bonus of $15,000 to Mr. Haney and $12,000 to each of Messrs. Porterfield, Cox and Nesbitt, the same amounts paid to these individuals based on 2011 performance. The Compensation Committee approved the request and also, while in executive session and without the prompting of Mr. Hayes, the Compensation Committee approved a recommendation to the Board of Directors, which met in executive session and approved payment of a $20,000 cash bonus to Mr. Hayes, the same amount he received for 2011 performance.

Retirement and Other Benefits. All full-time employees of the Company and the Bank are eligible to participate in the Bank's Profit Sharing Plan which serves as the employee's retirement plan for the organization. The Bank has historically contributed approximately 15% of each eligible employee's salary to the Profit Sharing Plan annually, which it did in 2012. All full-time employees are eligible to receive a contribution after meeting the plan's eligibility requirements. The Bank's contribution to the plan is then allocated to the plan participants based upon the plan's allocation formula with its primary factor being the participant's cash compensation for the year.

The Bank also offers all full-time employees other employment related benefits such as health insurance, dental insurance, life insurance and disability insurance. These plans are funded according to plan design and eligibility requirements determined by bank management in accordance with federal and state laws governing such plans.

Employment Agreements. On December 22, 2010, the Bank entered into employment agreements (each an "Employment Agreement" and collectively, the "Employment Agreements") with Mr. Hayes, Mr. Porterfield, Mr. Haney and Mr. Cox, each with a three year term. Pursuant to the terms of their respective Employment Agreements, Mr. Hayes serves as Chairman and Chief Executive Officer of the Bank and currently receives a base salary of $245,211 per year, an increase of $11,677 from his base salary in 2011, Mr. Porterfield serves as the Chief Financial Officer of the Bank and currently receives a base salary of $140,176 per year, an increase of $6,675 from his base salary in 2011, Mr. Haney serves as President and Chief Operating Officer of the Bank and currently receives a base salary of $189,625 per year, an increase of $4,626 from his base salary in 2011 and Mr. William Lyman Cox serves as Executive Vice President and Senior Loan Officer of the Bank and currently receives a base salary of $142,923, an increase of $6,806 from his base salary in 2011. Messrs. Hayes, Porterfield, Haney and Cox are also eligible to participate in an annual incentive program, which may be based on certain financial targets and personal performance goals, as well as being entitled to certain vacation benefits, life insurance, expense reimbursement and the ability to participate in any employee benefit plan of the Bank generally available to the Bank's employees or senior officers.

Pursuant to the Employment Agreements, in the event the executive is terminated without cause (as defined in the Employment Agreements) or if the executive terminates his employment for good reason (as defined in the Employment Agreements), the executive will be entitled to receive his earned, but unpaid compensation, vested and accrued benefits under the Bank's ERISA-based employee benefit plans and accrued but unreimbursed expenses through the date of termination as well the continuation of the payment of base salary for a period of twelve (12) months. If the Bank terminates the employment of the executive without cause (as defined in the Employment Agreements) and the executive elects to continue his health insurance coverage under COBRA, the Bank will also be required to pay the Bank's portion of premiums for continuation of the executive's health benefits for twelve (12) months following his termination. The Employment Agreements further provide that in the event the executive's employment is terminated by the Bank without cause (as defined in the Employment Agreements) or by the executive for any reason, the executive will be prohibited from competing with the Bank, soliciting or hiring certain employees of the Bank, or inducing certain customers of the Bank to cease doing business with the Bank, in each case for a period of twelve (12) months in any county in Tennessee which the Bank has a branch at the time of termination or at the time the Employment Agreement was entered into.

In considering the multiples of base salary that a terminated executive officer would be entitled to receive following his or her termination, the Compensation Committee considered the need to be able to competitively recruit and retain talented executive officers who often times seek protection against the possibility that they might be terminated without cause or be forced to resign without cause. When considering the multiples, the Compensation Committee also sought to provide benefits at a level that it believed would provide appropriate compensation for the executive officer in the event of consummating a transaction that, although possibly detrimental to the individual's employment prospects with the resulting company, would be beneficial to the Company's shareholders.

Equity-Based Compensation. Prior to 2007, the Compensation Committee periodically awarded stock options to the Company's executive officers pursuant to the Company's 1997 Stock Option Plan in an effort to link a portion of the named executive officers' compensation to generation of long-term shareholder value. In 2007, the Compensation Committee began awarding shares of restricted stock to the Company's named executive officers in lieu of stock options. These awards, which were made pursuant to the terms of the Company's 2007 Equity Incentive Plan (the "2007 Plan") and similarly seek to link a portion of the named executive officers' compensation to generation of long-term shareholder value vest on the first anniversary following the grant date. The Compensation Committee chose to award restricted shares to the named executive officers in 2012 in lieu of stock options because restricted shares do not require the named executive officer to pay an exercise price to acquire the underlying shares. For companies whose shares have limited trading activity, like the Company, an award recipient that is required to pay cash to exercise stock options may be much more limited in his or her ability to sell a portion of the underlying shares to cover the exercise price than an award recipient from a company whose shares are more heavily traded. In the case of the Company, whose shares have traded at prices in the $40.00 to $50.00 per share range in recent years, the named executive officers were also being required to make large payments to the Company to exercise a stock option, with limited ability to liquidate the underlying shares to cover the exercise price. In addition, restricted shares result in less dilution to the remaining shareholders because they are full value awards that typically are granted in smaller amounts than options. The Compensation Committee believes that equity-based compensation in the form of stock options and restricted stock awards serves to align executive officer performance with the creation of long-term shareholder value. The Compensation Committee, however, seeks to balance this objective with limiting dilution to the Company's existing shareholders as a result of stock option and restricted stock awards. In

2012, the Company awarded 350 shares of restricted stock to named executive officers under the 2007 Plan. The restrictions on these shares lapse on the one year anniversary of the grant date, at which time they become taxable to the recipient.

Board and Committee Fees. Mr. Hayes, Mr. Haney and Mr. Cox received fees for their service on the Boards of Directors of the Bank and the Company, which fees were deferrable pursuant to the terms of a deferred compensation plan described in more detail below under the heading "Director Compensation". Earnings on amounts deferred prior to June 1, 2010 by Mr. Hayes accrued interest at a rate of 7.2% during 2012. Earnings on amounts deferred by Mr. Haney and Mr. Cox prior to June 1, 2010 accrued interest at a rate of 5.3% during 2012. Earnings on amounts deferred by Mr. Hayes, Mr. Haney and Mr. Cox after June 1, 2010 accrued interest at a rate of 5.8% during 2012. On June 1, 2010, the Company amended the deferred compensation plan as described in more detail below under the heading "Director Compensation" to provide that deferrals for certain participants, including Mr. Hayes, Mr. Haney and Mr. Cox, are elective rather than mandatory and that deferrals after June 1, 2010 will bear interest at an annual rate equal to the daily average of the 10-Year Treasury Note for the previous year plus three percent (3%). The deferred compensation plan was further amended on December 27, 2012 to remove the fixed benefit aspects of the benefits for all periods prior to June 1, 2010 for each of Messrs. Hayes, Haney and Cox, converting that portion of the deferred compensation plan into a defined contribution plan. The amendments were adopted in part to reduce volatility raised by the varying interest accrual rates for participants in the plan prior to June 1, 2010 and to more accurately reflect the current interest rate environment. Under the terms of this plan, Mr. Hayes, Mr. Haney and Mr. Cox will be entitled to receive 180 monthly payments following their retirement from the Board, or if earlier, their death, disability or earlier separation from service on the Board. The Bank has purchased life insurance on the lives of Mr. Hayes, Mr. Haney and Mr. Cox, for which the Bank is the beneficiary, to help fund the payment of benefits payable to Mr. Hayes, Mr. Haney and Mr. Cox under this plan. For more information on the plan please see page 93.

2012 Compensation Determinations. In setting the 2012 compensation for Mr. Hayes, the Compensation Committee did not use the services of any compensation consultant. The Compensation Committee did, however, review survey information of compensation levels for chief executive officers and presidents of banks and bank holding companies of a similar size in similar markets that participated in the Tennessee Bankers Association 2011 Financial Institutions Compensation Survey and Crowe Horwath LLP 2011 Southeast Region Survey, of which there were 118 and 106 such banks, respectively. The Compensation Committee also reviewed compensation surveys of peer group data prepared by third-party providers that were not hired as consultants. Decisions regarding the 2012 compensation levels for Mr. Hayes were made in view of these sources of information with the intent to compensate Mr. Hayes at levels that were comparable to the executives and chief executive officers of other financial institutions of similar size that are located in similar markets with an emphasis on cash compensation in lieu of equity-based compensation. In determining 2012 compensation levels, the Compensation Committee further reviewed the Bank's and the Company's overall financial performance in 2011, considering, in particular, asset quality and growth, net income, earnings per share and return on equity compared to the previous year and compared to other similar banks in the Bank's market areas. The Compensation Committee also considered Mr. Hayes's direct business contribution to the Bank. For 2012, Mr. Hayes's base salary was $244,537 and Mr. Hayes received a $20,000 bonus award as part of his targeted total compensation. Mr. Hayes was awarded 150 shares of restricted stock during 2012, the forfeiture restrictions of which lapse on the one year anniversary of the date of grant.

The 2012 compensation levels for Donald A. Haney, the Company's President, William Lyman Cox, the Bank's Executive Vice President and Senior Loan Officer, Tracy Porterfield, the Company's Chief Financial Officer, and Milton H. Nesbitt, the Bank's Executive Vice President and Senior Credit Officer were based on similar criteria and considerations as those of Mr. Hayes, and were approved by the Chief Executive Officer of the Company. For 2012, Mr. Haney's base salary was $186,386, Mr. Porterfield's base salary was $134,114, Mr. Cox's base salary was $143,170 and Mr. Nesbitt's base salary was $101,492. Mr. Haney received $15,000, Mr. Porterfield received $12,000, Mr. Lyman Cox received $12,000 and Mr. Nesbitt received $12,000 bonuses in 2012. Mr. Haney and Mr. Porterfield each received restricted stock awards of 150 shares during 2012, the forfeiture restrictions of which lapse on the one year anniversary of the date of grant.

2013 Compensation Decisions. For 2013, current base salaries have been set at, $251,341, $189,625, $140,176, $146,496 and $104,819 for Messrs. Hayes, Haney, Porterfield, Cox and Nesbitt, respectively. The Compensation Committee also established criteria for cash incentive compensation for each of the named executive officers for the 2013 fiscal year. The Company's named executive officers may be awarded some combination of options, stock appreciation rights or restricted shares in the future, the vesting of which may be tied to the continued service of the executive officer over a period of time or certain performance goals.

Tax Deductibility and Other Matters. As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for the Company's executive officers.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. The Company believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Beginning on January 1, 2006, the Company began accounting for stock-based payments including those issued under its 2007 Plan in accordance with the requirements of FASB ASC Topic 718. In 2012, the Company incurred expense related to the shares of restricted stock granted to the named executive officers in 2011. This expense is reflected in the Summary Compensation Table appearing on page 89.

Compensation Committee Report

The Nominations and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Nominations and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and the Company's Annual Report on form 10-K for the fiscal year ended December 31, 2012.

Wade Boggs, Chairman
David E. Bagley
James K. Blackburn, IV

2012 Summary Compensation Table

The following information is provided for Mark A. Hayes, the Chairman of the Board and Chief Executive Officer of the Company and the Bank, Tracy Porterfield, the Company's and the Bank's Chief Financial Officer, Donald A. Haney, the President of the Company and the Bank and Chief Operating Officer of the Bank, William Lyman Cox, the Bank's Executive Vice President and Senior Loan Officer and Milton H. Nesbitt, the Bank's Executive Vice President and Senior Credit Officer. Messrs. Hayes, Porterfield, Haney, Cox and Nesbitt are collectively the Company's "Named Executive Officers".

For 2012, "Salary" accounted for approximately 78.8% of the total compensation of the Named Executive Officers, "Bonus" accounted for approximately 6.9% of the total compensation of the Named Executive Officers, equity incentive plan compensation accounted for approximately 1.4% of the total compensation of the Named Executive Officers and retirement and benefits accounted for approximately 12.9% of the total compensation of Named Executive Officers. In 2011, the comparable percentages were 68.9%, 5.1%, 3.4% and 22.6%, respectively.

2012 SUMMARY COMPENSATION TABLE
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards (1)	Awards	Compensation	Earnings (2)	Compensation (3)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mark A. Hayes	2012	$244,537	$20,000	$6,150	$-	$-	$(62,473)	$63,721	$271,935
Chairman and CEO of the	2011	229,770	20,000	14,200	-	-	65,132	55,219	384,321
Company and the Bank	2010	219,978	-	19,250	-	-	28,499	36,525	304,252

Tracy Porterfield	2012	134,114	12,000	4,100	-	-	-	20,972	171,186
Chief Financial Officer and	2011	122,381	12,000	13,000	-	-	-	19,381	166,762
Secretary/Treasurer of the	2010	119,340	-	15,500	-	-	-	9,128	143,968
Company and Chief Financial
Officer and Cashier of the Bank

Donald A. Haney	2012	186,386	15,000	4,100	-	-	1,583	50,293	257,362
President of the Company and	2011	177,293	15,000	12,000	-	-	2,331	46,827	253,451
the Bank and Chief Operating	2010	171,949	-	15,500	-	-	215	32,969	220,633
Officer of the Bank

William Lyman Cox	2012	143,170	12,000	-	-	-	1,291	43,777	200,238
Executive Vice President and	2011	136,254	12,000	6,750	-	-	3,306	42,210	200,520
Senior Loan Officer of the Bank	2010	133,620	-	7,500	-	-	21	30,212	171,353

Milton H. Nesbitt	2012	101,492	12,000	-	-	-	-	14,676	128,168
Executive Vice President and	2011	96,873	12,000	6,750	-	-	-	14,513	130,136
Senior Credit Officer of the Bank

__________________

(1) The amount in column (e) reflects the aggregate grant date fair value for the awards as of the date of grant in accordance with FASB ASC Topic 718. The restrictions on these shares lapse on the one year anniversary of the date of grant. All awards were issued pursuant to the terms of the 2007 Plan.

(2) Represents the change in actuarial present value of the Named Executive Officers' account balance under the Company's Amended and Restated Directors' Deferred Compensation Plan (the "Director Plan"). For more information regarding the Director Plan see "Director Compensation" below. The present value is calculated assuming that the value of the benefit increases until the director's normal retirement date in an amount necessary to fund the Company's obligation to the director under the plan applying a discount rate equal to 5.00%. The Director Plan was amended in December 2012 to remove the fixed benefit aspects of the Director Plan, converting that portion of the Director Plan into a defined contribution plan. To replace the fixed portion of the monthly benefit payments that were eliminated with the amendment, the account of each of the Named Executive Officers that participated in the Director Plan was credited with an amount based on the participant's internal rate of return from the date of the Director Plan's inception, or, if later, the date the individual began to participate in the Director Plan, through December 31, 2012. This amendment reduced the liability accrued for Named Executive Officers in the Director Plan, leading to a one-time adjustment that caused a negative expense for Mr. Hayes in 2012. Also includes the preferential portion of interest earned on the defined contribution portion of the Director Plan, which is defined as the portion in excess of 120% of the applicable federal long-term rate.

(3) Represents for the fiscal years 2012, 2011 and 2010, respectively (i) Company contributions to a defined contribution plan in the amount of $34,548, $32,624 and $16,093 for Mr. Hayes, $19,069, $17,495 and $8,783 for Mr. Porterfield, $26,262, $25,102 and $12,536 for Mr. Haney, $20,289, $19,411 and $9,800 for Mr. Cox and $14,372 and $14,227 in 2012 and 2011, respectively, for Mr. Nesbitt; (ii) premiums paid by the Company with respect to life insurance policies on the lives of Messrs. Hayes, Porterfield, Haney, Cox and Nesbitt payable to beneficiaries designated by Messrs. Hayes, Porterfield, Haney, Cox and Nesbitt of $1,259, $1,186 and $906 for Mr. Hayes, $295, $257 and $345 for Mr. Porterfield, $1,780, $909 and $997 for Mr. Haney, $302, $285 and $384 for Mr. Cox and $304 and $286 in 2012 and 2011, respectively for Mr. Nesbitt; (iii) directors fees paid by the Company and the Bank in the amount of $17,850, $16,650 and $16,750 for Mr. Hayes, $17,850, $16,650 and $16,750 for Mr. Haney and $17,850, $16,650 and $16,750 for Mr. Cox, (iv) amounts associated with the use of a bank-owned automobile of $8,456, $3,030 and $2,776 for Mr. Hayes, $2,793, $2,437 and $2,686 for Mr. Haney and $2,555, $2,520and $2,430 for Mr. Cox, (v) country club dues paid by the Bank of $1,608 and $1,729 for Mr. Hayes for 2012 and 2011, respectively, $1,608 and $1,629 for Mr. Porterfield for 2012 and 2011, respectively, $1,608 and $1,729 for Mr. Haney for 2012 and 2011, respectively, and $1,996 and $2,497 for Mr. Cox for 2012 and 2011, respectively and (vi) interest paid by the Company under the 1994 Employee Stock Purchase Plan of $785, $847 and $848 for Mr. Cox.

Grant of Plan-Based Awards in 2012

The following table summarizes certain information regarding grants of plan-based awards to the Named Executive Officers in 2012:

All Other Option
		Estimated Future Payouts			Estimated Future Payouts			All Other Stock	Awards:
		Under Non-Equity Incentive			Under Equity Incentive			Awards:	Number of	Exercise or	Grant Date
		Plan Awards			Plan Awards			Number of	Securities	Base Price	Fair Value
								Shares of Stock	Underlying	of Option	of Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units (1)	Options	Awards	and Option
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Mark A. Hayes	4/16/2012	$-	$-	$-	$-	$-	$-	150	-	$-	$6,150

Tracy Porterfield	4/16/2012	$-	$-	$-	$-	$-	$-	100	-	$-	$4,100

Don A. Haney	4/16/2012	$-	$-	$-	$-	$-	$-	100	-	$-	$4,100

___________________

(1)   Reflects shares of restricted stock awarded to the Named Executive Officer for which the forfeiture restrictions lapse on the one year anniversary of the grant date. The Named Executive Officer will be allowed to vote the shares and receive dividends declared thereon, if any, in the same amounts as other shares of Common Stock issued by the Company prior to the forfeiture restrictions lapsing.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:					Number of	Payout Value
	Number of	Number of	Number of			Number of	Market Value	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	of Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying	Option		Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Exercise	Option	Stock That	Stock That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Price	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	Vested (#) (2)	Vested ($) (3)	Vested (#)	Vested ($)
Mark A. Hayes	-	-	-	$-	-	150	$5,925	-	-

Tracy Porterfield	-	-	-	-	-	100	3,950	-	-

Don A. Haney	5,000 (1)	-	-	49.00	12/29/2013	100	3,950	-	-

William Lyman Cox	-	-	-	-	-	-	-	-	-

Milton Nesbitt	-	-	-	-	-	-	-	-	-

___________________

(1)    Options were scheduled to vest 20% on each of December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The Board of Directors voted to accelerate the vesting of all then unvested options as of December 31, 2005.
(2)    Restricted stock awards granted in 2012. These awards vest on the one year anniversary of the grant date.
(3)    Market value is determined by multiplying the price at which the Company's Common Stock was sold on the date closest, but before, December 31, 2012 and of which the Company was aware by the number of shares.

Aggregate Option Exercises During 2012

The following table sets forth information with respect to restricted shares that vested and the value realized on these shares as of the vesting date for the Company's Named Executive Officers for the year ended December 31, 2012.

OPTION EXERCISES AND STOCK VESTED IN 2012
	Option Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Mark A. Hayes	-	$-	350	$14,150

Tracy Porterfield	-	$-	300	$12,100

Donald A. Haney	-	$-	300	$12,100

William Lyman Cox	-	$-	150	$6,000

Milton Nesbitt	-	$-	150	$6,000

NONQUALIFIED DEFERRED COMPENSATION TABLE FOR FISCAL 2012

The following table sets forth certain information with respect to deferrals made by the Company's Named Executive Officers pursuant to the Company's nonqualified deferred compensation plan described below under "Director Compensation", the earnings thereon and the aggregate balance at December 31, 2012:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	Last FY(1)	Last FY	Last FY (2)	Distributions	Last FYE
Name	($)	($)	($)	($)	($)
Mark A. Hayes (3)	$9,600	$-	$(62,021)	$-	$191,551

Tracy Porterfield	-	-	-	-	-

Don A. Haney (3) (4)	9,600	-	2,035	-	35,969

William Lyman Cox (3) (4)	9,600	-	1,743	-	35,969

Milton Nesbitt	-	-	-	-	-

___________________
(1)     Represents amounts deferred under the Director Plan.
(2)     Previously included the change in present value of the defined benefit component of the Director Plan. The Director Plan was amended in December 2012 to remove the fixed benefit aspects of the Director Plan, converting that portion of the Director Plan into a defined contribution plan. To replace the fixed portion of the monthly benefit payments that were eliminated with the amendment, the account of each of the Named Executive Officers that participated in the Director Plan was credited with an amount based on the participant's internal rate of return from the date of the Director Plan's inception, or, if later, the date the individual began to participate in the Director Plan, through December 31, 2012. This amendment reduced the liability accrued for Named Executive Officers in the Director Plan, leading to a one-time adjustment that caused a negative expense for Mr. Hayes in 2012. Also includes for fees deferred after June 1, 2010 the earnings on the defined contribution component of the Director Plan.
(3)     All amounts reported in the columns titled "Executive Contributions in Last FY" and "Aggregate Earnings in the Last FY" are also reported as compensation to such named executive officer in the Summary Compensation Table on Page 89.
(4)     Mr. Haney and Mr. Cox began participating in the Director Plan as of September 1, 2009.

Employment Agreements

On December 22, 2010, the Bank entered into the Employment Agreements with Mark A. Hayes, Tracy Porterfield, Donald A. Haney and William Lyman Cox. Pursuant to the Employment Agreements, in the event the executive is terminated without cause (as defined in the Employment Agreements) or if the executive terminates his employment for good reason (as defined in the Employment Agreements), the executive will be entitled to receive his earned, but unpaid compensation, vested and accrued benefits under the Bank's ERISA-based employee benefit plans and accrued but unreimbursed expenses through the date of termination as well as the continuation of the payment of base salary for a period of twelve (12) months following his termination. If the Bank terminates the employment of the executive without cause (as defined in the Employment Agreements) and the executive elects to continue his health insurance coverage under COBRA, the Bank will also be required to pay the Bank's portion of premiums for continuation of the executive's health benefits for twelve (12) months following his termination. The Employment Agreements further provide that in the event the executive's employment is terminated by the Bank without cause (as defined the Employment Agreements) or by the executive for any reason, the executive will be prohibited from competing with the Bank, soliciting or hiring certain employees of the Bank, or inducing certain customers of the Bank to cease doing business with the Bank, in each case for a period of twelve (12) months in any county in Tennessee which the Bank has a branch at the time of termination or at the time the Employment Agreement was entered into.

Potential Payments Upon Termination

The following is a tabular presentation of the amounts that would be owed the Named Executive Officers pursuant to the various events detailed above assuming the event occurred on December 31, 2012:

	Bank terminates employment	Bank terminates employment
	without cause or employee	for cause or employee
	terminates employment	terminates employment
Name	for good reason (1)	without good reason
Mark A. Hayes (2)	$257,950	$-

Tracy Porterfield	144,364	-

Donald A. Haney (2)	202,364	-

William Lyman Cox (2)	155,662	-

Milton H. Nesbitt	-	-

_________________________

(1)    Represents continuation of the payment of base salary for a period of twelve months plus the Bank's portion of premiums for continuation of health insurance coverage for twelve months that the employee may elect to continue under COBRA.
(2)    Named Executive Officers that are also directors of the Company would also be entitled to amounts, pursuant to the Director Plan, in the "Nonqualified Deferred Compensation Table for Fiscal 2012" on page 92, had they terminated service as a director of the Company on December 31, 2012. Terms of payments made to Named Executive Officers that are also directors of the Company, pursuant to the defined benefit component and the defined contribution component of the Director Plan are described below under "Director Compensation". Payments pursuant to the Director Plan would not commence until 30 days after the director's normal retirement date.

Director Compensation

The directors of the Company and of the Bank are compensated at the rate of $1,000 for each monthly board meeting of the Company and the Bank attended. Prior to June 1, 2010, directors who participated in the Company's deferred compensation plan were required to defer $800 of each such amount under the Director Plan described in more detail below and receive $200 of each such amount in cash. The Director Plan, which is an unfunded, non-qualified plan, provides for the payment of pre and post-retirement income and death benefits and disability benefits to participants or their designated beneficiaries from amounts previously deferred by participants under the Director Plan. If a participant continues to serve on the Bank's Board of Directors until his or her normal retirement age, the director will be entitled to receive his or her monthly benefit for 180 months beginning thirty days following his or her normal retirement date. The Director Plan seeks to align the director with the interest of the shareholders since continued accruals and monthly benefit payments upon retirement require the Company to remain a going concern. Interest was credited by the Company and the Bank on deferred amounts at rates between 5.25% and 11.40% prior to June 1, 2010. The actual rate was determined by reference to the director's age, length of service on the board and time until he or she reached retirement age.

On June 15, 2010, in an effort to reduce the volatility caused by interest on deferred amounts accruing at different rates depending on a director's age, length of service on the board and time until the director reached retirement age, and to more closely reflect the current interest rate environment, the Board of Directors approved an amendment (the "Plan Amendment") to the Director Plan. In addition, the Board of Directors approved amendments to the Participation Agreements applicable to participants in the Director Plan other than James Blackburn as well as an amendment to the Participation Agreement applicable to James Blackburn. The Plan Amendment and the amendments to the Participation Agreements provide that for all participants other than James Blackburn deferrals under the Director Plan are elective rather than mandatory and that such elective deferrals can range from 0% - 100% of such participant's director fees. Previously, participants in the Director Plan were required to elect to defer $800 of their director fees. In addition, for all participants other than Mr. Blackburn, the Director Plan Amendment and the amendment to the Participation Agreements eliminated the defined benefit portion of the Director Plan for all deferrals on or after June 1, 2010 (the "Change-over Date") such that, beginning June 1, 2010, the Director Plan has a defined contribution element. Pursuant to the defined contribution element of the Director Plan, prior to a separation of service, deferrals will bear interest for each participant at the same rate which is an annual rate equal to the daily average of the 10-Year Treasury Note for the previous year plus three percent (3%). After a participant's separation from the board, the remaining unpaid balance in a participant's deferral account for post June 1, 2010 deferrals will continue to bear interest at an annual rate equal to the daily average of the 10-Year Treasury Note for the previous year plus two percent (2%) until paid in full. For those participants in the Director Plan, other than Mr. Blackburn, the amount of the monthly payment to which the participant would be entitled to receive as of the Change-over Date following his or her separation from the board has been fixed and will be paid out to the participant following his or her separation from the board along with the amounts contributed pursuant to the defined contribution element of the Director Plan and the related earnings. Because of his proximity to retirement and the continuing contractual obligations under the Director Plan and the Participation Agreement entered into between Mr. Blackburn and the Company, Mr. Blackburn elected to continue the defined benefit nature of the Director Plan and, as such, will continue to be subject to the mandatory deferral provisions and interest accrual rates under the Director Plan as it existed prior to June 1, 2010. For 2011, Mr. Blackburn's account balance was credited interest at a rate of 11.40% per annum.

On December 27, 2012, in an effort to further reduce the volatility of the Director Plan, the Director Plan was amended (the "Second Plan Amendment") and the Bank entered into amendments to the Participation Agreements applicable to all active participants on the Director Plan other than James Blackburn and Bill Yancey. The Second Plan Amendment and the amendments to the Participation Agreements removed the fixed benefit aspects of the benefits for all periods prior to June 1, 2010 for all participants other than James Blackburn and Bill Yancey, converting that portion of the Plan into a defined contribution plan. As mentioned earlier, the fixed benefit component of the Director Plan had been frozen for periods after June 1, 2010 for all of the active participants in the Director Plan other than James Blackburn. To replace the pre-June 1, 2010 fixed portion of the monthly benefit payments that were eliminated with the Second Plan Amendment, the Bank credited the account of each active participant, other than James Blackburn and Bill Yancey with an amount based on the participant's internal rate of return from the date of the Director's Plan inception, or if later, the date the participant began to participate in the Director Plan, through December 31, 2012.

If the participant dies while in active service on the Bank's Board of Directors, the amount of the benefit payable to the participant's benefiary(ies) will be the greater of (A) the defined benefit, as amended by the Plan Amendment, related to deferrals prior to June 1, 2010 plus a monthly amount determined by annuitizing the Elected Deferral Account Balance determined as of Normal Retirement Age using the 10-Year Treasury Note for the previous year plus two percent (2%) as the crediting rate or (B) the defined benefit as defined in the Director Plan before the Plan Amendment. This benefit shall be paid out to the participant's beneficiary over 180 months, commencing thirty days following such participant's death. If the participant dies after his or her service on the Bank's Board of Directors ceases for some event other than death, then he or she shall be entitled to receive the benefit he or she was entitled to receive as a result of such termination event (as described above) and such benefit shall be payable for 180 months and shall commence thirty days following the date of such participant's death.

Directors are compensated at the rate of $1,000 for each monthly board meeting of the Corporation and Bank attended. Those directors participating in the Director Plan (which included all directors except Ms. Rogers at December 31, 2011) may defer all, none or a portion of these fees as well as any committee fees earned. Those directors of the Bank who serve on the Executive and Loan Committee of the Bank are compensated at the rate of $350 per committee meeting. If meetings of the Executive and Loan Committee extend considerably beyond the usual length, the pay is at the rate of $450 per meeting, for those in attendance. The membership of the Executive and Loan Committee consists of most of the members of the Bank's Board of Directors. Additionally, directors who serve on the joint Audit Committee of the Bank and the Company receive $500 per meeting plus an additional $200 per meeting held to review the Company's quarterly reports on Form 10-Q and annual report on Form 10-K. The Chairman of the Audit Committee receives $575 per regular meeting plus an additional $250 per meeting held to review the Corporation's quarterly reports on Form 10-Q and annual report on Form 10-K. Also, directors who serve on the Nominations and Compensation Committee receive $150 per meeting while the chairman of the Nominations and Compensation Committee receives an additional $75 per meeting. Directors who serve on other committees of the Board of Directors of the Company and the Bank receive $100 to $150 per meeting. Mark A. Hayes, William Lyman Cox and Don A. Haney, the only directors who are also employees of the Bank, receive director fees for meetings of the Board of Directors and Executive and Loan Committee meetings.

The following table sets forth information concerning fees earned and other compensation paid to the Company's directors for service in 2012.

(a)	(b)	(e)	(g)
		Change in
		Pension Value
		and Deferred
	Fees Earned or	Compensation
	Paid in Cash(2)	Earnings(3)	Total
Name(1)	($)	($)	($)
David E. Bagley	$25,150	$ (88,930) (3)	$(63,780)
James K. Blackburn, IV	24,000	$66,308 (3)	90,308
Wade Boggs	24,650	(116,951) (3)	(92,301)
James H. Butler	23,100	(63,247) (3)	(40,147)
Gregory G. Dugger	18,750	(77,114) (3)	(58,364)
Charles D. Haney	14,200	(93,808) (3)	(79,608)
Linda Lee Rogers	18,750	-	18,750
R. Whitney Stevens, Jr.	22,850	6,416 (3)	29,266
Larry K. Stewart	18,900	1,211 (3)	20,111
Bill Yancey	23,850	47,673 (3)	71,523

___________________

(1)    Compensation for Mr. Hayes, Mr. Haney, and Mr. William Lyman Cox for service on the Company's and the Bank's Board of Directors is reflected in the Summary Compensation Table above.
(2)    Includes for all directors, other than Mr. Bagley and Ms. Rogers, $9,600 that has been deferred pursuant to the Director Plan. Mr. Bagley did not elect to defer any of his fees in 2012. Ms. Rogers did not participate in the Director Plan at December 31, 2012. These deferred amounts are not included in column (e).
(3)    Includes the change in actuarial present value of the defined benefit component of the Director Plan payable to the director under the Director Plan for Mr. Yancey, assuming that the he continues to serve on the Bank's board until his normal retirement date. Includes for Mr. Blackburn the change in the actuarial present value of the defined benefit component of the Director Plan payable to the director under the Director Plan less the current year's deferred amount of $9,600 related to the defined benefit component of the Director Plan assuming Mr. Blackburn continues to serve on the Bank's board until his normal retirement date. The Director Plan was amended in December 2012 to remove the fixed benefit aspects of the Director Plan for all active directors participating in the Director Plan other than Mr. Yancey and Mr. Blackburn, converting that portion of the Director Plan into a defined contribution plan. To replace the fixed portion of the monthly benefit payments that were eliminated with the amendment, each participant's account that agreed to the amendment was credited with an amount based on the participant's internal rate of return from the date of the Director Plan's inception, or, if later, the date the participant began to participate in the Director Plan, through December 31, 2012. This amendment reduced the liability accrued for participants in the Director Plan that agreed to the plan amendment, leading to a one-time adjustment that caused a negative expense for many of the Director Plan participants in 2012. Ms. Rogers did not participate in the Director Plan at December 31, 2012. The present value of the defined benefit is calculated assuming that the value of the benefit increases until the director's normal retirement date in an amount necessary to fund the Company's obligation to the director under the plan applying a discount rate equal to 4.00%. In 2012, due to the low interest rate environment, the Company changed the discount rate of the defined benefit portion of the Director Plan from 5.00% to 4.00%. This change in the discount rate accounted for a total increase in amounts in column (e) for Mr. Blackburn and Mr. Yancey of $53,232. Also includes the preferential portion of interest earned on the defined contribution component of the Director Plan, which is defined as the portion in excess of 120% of the applicable federal long-term rate.

The Bank has purchased life insurance on each of the lives of participating directors, for which the Bank is the beneficiary, to help fund the payment of benefits payable to participating directors under the Director Plan. The Bank is likely to recognize a gain on its income statement upon the death of any insured director.

Compensation Committee Interlocks and Insider Participation

Serving on the Nominations and Compensation Committee of the Company during 2012 were David Bagley, James K. Blackburn, and Wade Boggs. None of these persons at any time during fiscal 2012 was an employee of the Company or the Bank. In addition, none of these persons has at any time been an officer of the Company or the Bank. In addition, there are no relationships among the Company's executive officers, members of the Nominations and Compensation Committee of the Company or entities whose executives serve on the Board of Directors or the Nominations and Compensation Committee of the Company that require disclosure under applicable SEC regulations concerning relationships between management and the Company or the Bank or concerning indebtedness of management to the Company or the Bank. No executive officer of the Company or the Bank has served as a member of the compensation committee of another entity, one of whose executive officers served on the Nominations and Compensation Committee. No executive officer of the Company or the Bank has served as a director of another entity, one of whose executive officers served on the Nominations and Compensation Committee. No executive officer of the Company or the Bank has served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company or the Bank

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Persons and groups who beneficially own in excess of 5% of the Company's Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC"), and provide a copy to the Company, disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). Management knows of no persons who beneficially owned more than 5% of the outstanding shares of Common Stock at the close of business on February 22, 2013.

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of February 22, 2013 (unless otherwise noted), for:

  each of the Company's directors and nominees;

  each of the Company's executive officers named in the Summary Compensation Table; and

  all of the Company's directors and executive officers as a group.

The percentages of common shares outstanding provided in the tables are based on 1,523,753 voting shares outstanding as of February 22, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all common shares of stock listed as owned by that person. The number of common shares shown also includes the interest of certain persons in shares held by family members in their own right and in shares that the person has the right to acquire within sixty (60) days following February 22, 2013. Shares issuable upon exercise of options that are exercisable within sixty days following February 22, 2013 are considered outstanding for the purpose of calculating the percentage of outstanding shares of the Company's Common Stock held by the individual, but not for the purpose of calculating the percentage of outstanding common shares held by any other individual.

Name (1)	Number of Shares Beneficially Owned	Number of Shares That May Be Acquired Within 60 Days Following February 22, 2013 by Exercising Options	Percent of Shares Outstanding
Directors
David E. Bagley	10,173 (2)	0	0.67%
James K. Blackburn, IV	6,564 (3)	0	0.43%
Wade Boggs	12,177 (4)	0	0.80%
James H. Butler	8,997 (5)	0	0.59%
William Lyman Cox (6)	13,939 (7)	0	0.91%
Gregory G. Dugger	15,308 (8)	0	1.00%
Charles D. Haney	11,131 (9)	0	0.73%
Donald A. Haney (6) (10)	3,958 (11)	5,000	0.59%
Mark A. Hayes (6) (10)	14,782 (12)	0	0.97%
Linda Lee Rogers	5,102 (13)	0	0.33%
R. Whitney Stevens, Jr.	2,515 (14)	0	0.17%
Larry K. Stewart	8,104 (15)	0	0.53%
Bill Yancey	10,003 (16)	0	0.66%

Named Executive Officers
Tracy Porterfield (10)	2,902	0	0.19%
Milton H. Nesbitt	1,675	0	0.11%

Directors and Executive Officers as a group (15 persons)	123,028	5,000	8.37%

________________________

(1)    The address of all parties shown in this table is 206 South First Street, Pulaski, Tennessee 38478.
(2)    Includes 632 shares held by Bagley & Bagley Insurance Company, 9,224 shares held by Raymond James & Association Inc. for benefit of David Bagley and 314 shares held as custodian for child.
(3)    Mr. Blackburn has pledged 3,389 shares of Company Common Stock beneficially owned by him.
(4)    Includes 6,138 shares held by wife.
(5)    Includes 8,312 shares held jointly with wife and 685 shares held jointly with three children and grandchild.
(6)    Mr. Cox, Mr. Haney and Mr. Hayes are also Named Executive Officers of the Company.
(7)    Includes 243 shares held by wife and 815 shares held by children. Mr. Cox has pledged 2,938 shares of Company Common Stock beneficially owned by him.
(8)    Includes 7,271 shares held by wife and 1,665 shares held by Raymond James & Association for benefit of Gregory G. Dugger IRA.(
9)    Includes 7,697 shares held jointly with wife, 514 shares held by wife and 2,920 shares in trust for employees of Physicians & Surgeons, Inc.
(10)  Mr. Haney, Mr. Hayes and Mr. Porterfield serve as Trustees for the First National Bank of Pulaski Employee Profit Sharing Plan, pursuant to which they have the ability to vote the shares held by the Plan and allocated to individual participant accounts. The shares reflected in the above table do not include shares held by the First National Bank of Pulaski Employee Profit Sharing Plan for which these individuals have the right to vote as trustees.
(11)  Includes 1,700 shares held by Raymond James & Association for benefit of Donald A. Haney IRA, 689 shares held jointly with wife. Does not include 60 Class A shares held jointly with wife and children 215 Class A shares held by CGM IRA Custodian for benefit of wife.
(12)  Includes 12,238 shares held jointly with wife and 500 shares held by Raymond James & Association for benefit of Mark Hayes IRA.
(13)  Includes 220 shares held by husband.
(14)  Held jointly with wife.
(15)  Includes 7,502 shares held jointly with wife and 602 shares held jointly with children.
(16)  Held jointly with wife.

The following table summarizes information concerning the Corporation's equity compensation plans at December 31, 2012:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by shareholders	5,000	$49.00	106,747(1)

Equity compensation plans not approved by shareholders	N/A	N/A	N/A
	________	________	________
Total	5,000	$49.00	106,747

(1) Includes 18,997 shares available for issuance under the Corporation's Employee Stock Purchase Plan at December 31, 2012.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

The Board of Directors has determined that each of the following directors is an "independent director" within the meaning of the listing standards of the NYSE:

David Bagley;	Linda Rogers;
James K. Blackburn, IV;	R. Whitney Stevens, Jr.;
Wade Boggs;	Larry K. Stewart; and
James H. Butler;	Bill Yancey.
Gregory G. Dugger;

When determining the independence of the members of the Company's Board of Directors, the Board of Directors considered the following transactions between the Company or the Bank and the directors:

  Bagley & Bagley Insurance, Inc., of which Mr. Bagley is president, sold insurance to the Bank in 2012;
  Messrs. Boggs and Butler received real estate commissions from the Bank for the sale of real property acquired by the Bank from borrowers;
  Mr. Stevens' law firm provided legal services to the Bank; and
  Stewart Electric Co., Inc., of which Mr. Stewart is the owner, performed services for the Bank in 2012.

Certain relationships and related transactions

Some of the Company's officers and directors at present, as in the past, are customers of the Bank, and some of the Company's officers and directors are directors and officers of corporations or members of partnerships that are customers of the Bank. As such customers, they had transactions in the ordinary course of business in 2012 with the Bank, including borrowings, all of which were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of the Board of Directors, these loans did not involve more than a normal risk of collectability or present any other unfavorable features. Related party transactions between the Company or the Bank and the directors or executive officers are approved in advance by the Company's Board of Directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2012 and December 31, 2011, the Company incurred the aggregate fees set forth below from Crowe Horwath LLP, the Company's registered public accounting firm:

	2012	2011

Audit Fees[1]	$173,289	$179,427
Audit-Related Fees	-	-
Tax Fees[2]	25,000	20,400
All Other Fees[3]	4,750	4,855

Total Fees	$203,039	$204,682

________________________
    Audit Fees include fees billed or expected to be billed related to the annual independent audit of the Company's financial statements and reviews of the Company's annual report on Form 10-K and quarterly reports on Form 10-Q.
    Tax Fees include fees billed or expected to be billed related to tax return preparation and other tax related assistance, planning and advice.
    Represents fees paid to Crowe Horwath LLP for compliance related software.

The Audit Committee also has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent registered public accounting firm to the Company. The policy requires that all services the Company's independent registered public accounting firm may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit services provided by Crowe Horwath LLP during fiscal 2012 prior to Crowe Horwath LLP performing such services.

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

                                                                                                                                    FIRST PULASKI NATIONAL CORPORATION

                                                                                                                                    By: /s/Mark A. Hayes
                                                                                                                                           Mark A. Hayes
 March 15, 2013                                                                                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark A. Hayes Mark A. Hayes	Chairman of the Board & CEO, and Director (Principal Executive Officer)	March 15, 2013

/s/Tracy Porterfield Tracy Porterfield	Chief Financial Officer, Secretary/Treasurer (Principal Financial Officer and Accounting Officer)	March 15, 2013

/s/David E. Bagley David E. Bagley	Director	March 15, 2013

/s/James K. Blackburn, IV James K. Blackburn, IV	Director	March 15, 2013

/s/Wade Boggs Wade Boggs	Director	March 15, 2013

/s/James H. Butler James H. Butler	Director	March 15, 2013

/s/William Lyman Cox	Director	March 15, 2013
William Lyman Cox

/s/Greg. G. Dugger, DDS Greg G. Dugger, DDS	Director	March 15, 2013

/s/Charles D. Haney Charles D. Haney, MD	Director	March 15, 2013

/s/Donald A. Haney Donald A. Haney	Director	March 15, 2013

/s/Larry K. Stewart	Director	March 15, 2013
Larry K. Stewart

/s/Linda Lee Rogers Linda Lee Rogers	Director	March 15, 2013

/s/R. Whitney Stevens, Jr. R. Whitney Stevens, Jr.	Director	March 15, 2013

/s/Bill Yancey Bill Yancey	Director	March 15, 2013

INDEX TO EXHIBITS

EXHIBIT NUMBER

3.1	Charter of the First Pulaski National Corporation (1)
3.2	Articles of Amendment to the Charter of First Pulaski National Corporation.*
3.3	Amended Bylaws of First Pulaski National Corporation (Restated Electronically for SEC filing purposes) (2).
10.1	Form of First Pulaski National Corporation Incentive Stock Option Agreement. +(3)
10.2	Directors' Deferred Compensation Plan.+(4)
10.3	Form of Adoption Agreement.+(4)
10.4	Form of Amendment No. 1 to Adoption Agreement. +(4)
10.5	Form of Amendment No. 2 to Adoption Agreement.+(4)
10.6	First Pulaski National Corporation 2007 Equity Incentive Plan.+(5)
10.7	Amended and Restated Directors' Deferred Compensation Plan. + (6)
10.8	Amended and Restated Form of Adoption Agreement. + (6)
10.9	First Amendment to the Amended and Restated Directors' Deferred Compensation Plan.+ (7)
10.10	First Amendment to the Amended and Restated Form of Adoption Agreement.+ (7)
10.11	Form of Restricted Stock Agreement.+ (8)
10.12	1994 Employee Stock Purchase Plan.+ (9)
10.13	Employment Agreement by and between First National Bank of Pulaski and Mark Hayes dated December 22, 2010.+ (10)
10.14	Employment Agreement by and between First National Bank of Pulaski and Tracy Porterfield dated December 22, 2010.+ (10)
10.15	Employment Agreement by and between First National Bank of Pulaski and Don Haney dated December 22, 2010.+ (10)
10.16	Employment Agreement by and between First National Bank of Pulaski and William Lyman Cox dated December 22, 2010.+ (10)
10.17	First Amendment to the First National Bank of Pulaski Amended and Restated Director's Deferred Compensation Plan Participation Agreement for James Blackburn.+ (7)
10.18	Second Amendment to the Amended and Restated Directors' Deferred Compensation Plan.+ (11)
10.19	Form of First National Bank of Pulaski Second Amended and Restated Directors' Deferred Compensation Plan Participant's Agreement.+ (11)
21.1	List of Subsidiaries.*
31.1	Certification of Mark A. Hayes, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Tracy Porterfield, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32.1	Certification of Mark A. Hayes, pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Tracy Porterfield, pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data File*

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

(11) Incorporated by reference to the Corporation's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2013 (Registration No. 000-10974).